Form 10-Q
period 2003-06-30
MAINE & MARITIMES CORP
filed 2003-08-14
CIK 1222497

_______________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
___________________________________

FORM 10-Q

( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

-OR-

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
___________________________________

Commission File No. 333-103749

MAINE & MARITIMES CORPORATION

A Maine Corporation

I.R.S. Employer Identification No. 30-0155348

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 760-2499

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value - 1,574,582 shares
__________________________________________________________________________

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: (1) Maine & Maritimes Corporation and Subsidiaries Condensed Consolidated Financial Statements, including an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2003, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of June 30, 2003; and (3) an audited consolidated balance sheet as of December 31, 2002, the end of Maine Public Service Company's preceding fiscal year; and (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2003, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited, condensed and consolidated financial statements present fairly the financial position of the Company and Subsidiaries at June 30, 2003, and December 31, 2002, and the results of their operations for the three and six months ended June 30, 2003, and their cash flows for the six months ended June 30, 2003, and for the corresponding periods of the preceding year.

The accompanying unaudited consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM"), its wholly-owned, regulated transmission and distribution subsidiary, Maine Public Service Company ("MPS"), and its unregulated energy marketing subsidiary, Energy Atlantic, LLC ("EA").

Maine & Maritimes Corporation, a Maine corporation which became a holding company effective June 30, 2003, owns all of the common stock of Maine Public Service Company.  All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM.  The reorganization was approved by MPS's shareholders at the annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission ("SEC") had previously accepted MAM's S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003.  Amounts shown for 2002 were reported by MPS.  Amounts that were in the first three month period of the six-month period ending June 30, 2003 were also reported by MPS.

MPS is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") and, with respect to wholesale rates, the Federal Energy Regulatory Commission ("FERC").

The accompanying unaudited consolidated financial statements should be read in conjunction with the MPS 2002 Annual Report which includes MPS's Form 10-K.  Certain financial statement disclosures have been condensed or omitted but are an integral part of the MPS 2002 Form 10-K.  These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented.  All such adjustments are of a normal recurring nature.  The Company's significant accounting policies are the same as those of MPS, which are described in the Notes to Consolidated Financial Statements of MPS's 2002 Annual Report filed with Form 10-K.  For interim reporting purposes, these same accounting policies are followed.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Operating Revenues
Regulated	$ 6,322	$ 6,401	$ 15,902	$ 16,000
Unregulated	1,699	1,647	3,487	3,047
Unregulated SOS Margin	0	5	0	412
Total Revenues	8,021	8,053	19,389	19,459
Operating Expenses
Unregulated Energy Supply	1,399	1,315	2,893	2,516
Operation & Maintenance
Regulated	3,129	2,764	5,894	5,528
Unregulated	642	343	1,109	668
Total Operation & Maintenance	3,771	3,107	7,003	6,196
Depreciation	665	503	1,330	1,158
Amortization of Stranded Costs	2,225	2,182	4,673	4,643
Amortization	52	59	103	118
Taxes other than Income	371	357	739	714
Provision/(Benefit) for Income Taxes
Regulated	(212)	57	879	1,405
Unregulated	20	(12)	16	90
Total Provision/(Benefit) for Income Taxes	(192)	45	895	1,495
Total Operating Expenses	8,291	7,568	17,636	16,840
Operating Income	(270)	485	1,753	2,619
Other Income (Deductions)
Equity in Income of Associated Companies	66	72	137	160
Allowance for Equity Funds Used During Construction	31	21	31	35
Provision/(Benefit) for Income Taxes
Regulated	8	7	(3)	(63)
Unregulated	(7)	(8)	(12)	(11)
Other - Net	(65)	(41)	(147)	45
Total	33	51	6	166
Income (Loss) Before Interest Charges	(237)	536	1,759	2,785
Interest Charges
Long-Term Debt & Notes Payable	331	411	686	805
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(332)	(273)	(631)	(523)
Total	(1)	138	55	282
Net Income (Loss) Available for Common Stock	$ (236)	$ 398	$ 1,704	$ 2,503
Average Shares Outstanding (000's)	1,575	1,574	1,574	1,574
Basic & Diluted Earnings (Loss) Per Share	$ (0.15)	$ 0.25	$ 1.08	$ 1.59
Dividends Declared per Common Share	$ 0.37	$ 0.35	$ 0.74	$ 0.70
The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS	June 30,	December 31,
	2003	2002
Utility Plant
Electric Plant in Service	$ 87,663	$ 88,072
Less Accumulated Depreciation	40,452	39,432
Net Electric Plant in Service	47,211	48,640
Construction Work-in-Progress	2,696	96
Total	49,907	48,736
Investment in Associated Companies
Maine Yankee Atomic Power Company	2,433	2,873
Maine Electric Power Company, Inc.	573	525
Total	3,006	3,398
Net Utility Plant and Investments	52,913	52,134
Current Assets
Cash and Cash Equivalents	3,304	5,956
Accounts Receivable Net	4,327	5,429
Unbilled Base Revenue	975	1,294
Other Current Assets	1,130	1,041
Total	9,736	13,720
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	20,712	22,153
Recoverable Seabrook Costs	14,444	14,999
Regulatory Assets - SFAS 109 & 106	7,099	7,162
Deferred Fuel and Purchased Energy Costs	15,356	13,132
Regulatory Asset - Power Purchase Agreement Restructuring	5,078	5,804
Unamortized Premium on Debt Redemptions	1,604	1,709
Deferred Regulatory Costs (less accumulated amortization)	1,790	1,409
Total	66,083	66,368
Other Assets
Unamortized Debt Expense	749	823
Restricted Investments	2,962	4,437
Miscellaneous	1,172	655
Total	4,883	5,915
Total Assets	$133,615	$138,137

CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$ 11,022	$ 13,071
Paid-in Capital	0	51
Retained Earnings	36,558	40,503
Treasury Stock, at cost	0	(6,596)
Total	47,580	47,029
Long-Term Debt (less current maturities)	29,975	30,680
Current Liabilities
Long-Term Debt Due Within One Year	1,365	3,085
Notes Payable	1,750	2,800
Accounts Payable and Accrued Liabilities	3,665	3,772
Accrued Employee Benefits	790	1,336
Dividends Declared	583	582
Other Current Liabilities	468	225
Total	8,621	11,800
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	20,712	22,153
Deferred Income Tax	22,446	22,271
Investment Tax Credits	174	189
Deferred Gain & Related Accounts-Generating Asset Sale	22	469
SFAS 87 Provision for Pension Benefits	2,158	1,956
SFAS 106 Provision Other Post Employment Benefits	1,349	1,166
Miscellaneous	578	424
Total	47,439	48,628
Total Capitalization and Liabilities	$133,615	$138,137
The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(Unaudited)
(Dollars in Thousands)
	Six Months Ended June 30,
	2003	2002
Cash Flow From Operating Activities
Net Income	$ 1,704	$ 2,503
Adjustments to Reconcile Net Income to Net Cash Provided By Operations
Depreciation	1,330	1,158
Amortization	658	673
Amortization of Deferred Gain from Asset Sale	(443)	(1,689)
Amortization of W/S Upfront Payment	726	726
Income on Tax Exempt Bonds-Restricted Funds	(7)	(33)
Deferred Income Taxes - Net	160	515
AFUDC	(39)	(46)
Change in Deferred Fuel & Purchased Energy	(2,224)	122
Change in Deferred Regulatory and Debt Issuance Costs	(198)	(534)
Change in Deferred Regulatory Liability - Transition Costs	(6)	(7)
Change in Deferred Regulatory Liability - NEIL Refund	0	(1,005)
Change in Benefit Obligation	533	374
Change in Current Assets and Liabilities	923	3,673
Other	(63)	(160)
Net Cash Flow Provided By Operating Activities	3,054	6,270
Cash Flow From Financing Activities
Dividend Payments	(1,165)	(1,102)
Retirements on Long-Term Debt	(2,425)	(585)
>Short-Term Borrowings (Repayments), Net	(1,050)	(650)
Net Cash Flow Used For Financing Activities	(4,640)	(2,337)
Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	1,482	1,654
Stock Redemption from Associated Company	224	0
Investment in Electric Plant	(2,772)	(3,130)
Net Cash Flow Used For Investing Activities	(1,066)	(1,476)
Increase/(Decrease) in Cash and Cash Equivalents	(2,652)	2,457
Cash and Cash Equivalents at Beginning of Period	5,956	5,496
Cash and Cash Equivalents at End of Period	$ 3,304	$ 7,953
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$ 1,102	$ 1,223
Unbilled Revenue	319	42
Other Current Assets	(88)	40
Accounts Payable	(107)	2,417
Accrued Employee Benefits	(546)	(120)
Other Current Liabilities	243	71
Total Change	$ 923	$ 3,673

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$ 565	$ 556
Income Taxes	$ 673	$ 1,379
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM"), its wholly-owned, regulated transmission and distribution subsidiary, Maine Public Service Company ("MPS"), and its unregulated energy marketing subsidiary, Energy Atlantic, LLC ("EA").

Maine & Maritimes Corporation, a holding company organized effective June 30, 2003, owns all of the common stock of MPS.  All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM.  The reorganization was approved by MPS's shareholders at the annual meeting on May 30, 2003.  The U.S. Securities and Exchange Commission ("SEC") had previously accepted MAM's S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003.  Amounts shown for 2002 were reported by MPS.  Amounts that were in the first three month period of the six-month period ending June 30, 2003 were also reported by MPS

MPS is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") and, with respect to wholesale rates, the Federal Energy Regulatory Commission ("FERC").

The accompanying unaudited consolidated financial statements should be read in conjunction with the MPS 2002 Annual Report which includes MPS's Form 10-K.  Certain financial statement disclosures have been condensed or omitted but are an integral part of the MPS 2002 Form 10-K.  These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented.  All such adjustments are of a normal recurring nature.  The Company's significant accounting policies are the same as those of MPS, which are described in the Notes to Consolidated Financial Statements of MPS's Annual Report filed with Form 10-K. For interim reporting purposes, these same accounting policies are followed.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Certain reclassifications have been made to the 2002 financial statement amounts in order to conform to the 2003 presentation.

2. ENERGY ATLANTIC (EA)

EA's net income for the second quarter of 2003 was $37,681 compared to a loss of $6,082 for the second quarter of last year.  The increase in net income reflects increased sales due to colder temperatures and a decrease in expenses.

Energy Atlantic's sales can be classified into two general categories: Standard Offer Service ("SOS") sales in Central Maine Power Company's ("CMP") service territory which expired February 28, 2002, and Competitive Energy Supply ("CES") sales to individual retail customers within the State of Maine.  Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"), which also expired February 28, 2002.  Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.  EA is currently in the process of negotiating new wholesale power agreements in connection with future retail sales it may make in central and southern Maine.

EA has a contract for 40% of the output of the Wheelabrator-Sherman ("W-S") energy facility for the two years beginning March 1, 2002.  The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS's service territory.  This contract is a take-or-pay contract, which carries more counterparty risk than others entered into by EA.  To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling.  Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power.  In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area.  In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000).  This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM.  This guarantee was renewed in September 2002, for an additional year.  Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as:

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as MPS and CMP, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers' ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied, or (2) the existing customer load deteriorated and NB Power could not buy the excess power from W-S, as contracted.

- Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements.  One of EA's suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate.

With the expiration of EA's sales of SOS in CMP's service territory, EA's revenues and net income have been adversely impacted.  In 2002, EA realized SOS margin in CMP's service territory of approximately $5.8 million.  The Company continues to review EA's current and future business model, which may include a possible exit from the CES market in part or in whole, a refinement of its market area, and/or expansion into other product and service lines.

On February 24, 2003, EA announced its intent to withdraw from retail electricity markets in northern Maine due to concerns over a lack of profitability in that market, the lack of price differentiated electric products within the Maritimes and the region administered by the Northern Maine Independent System Administrator, and an overall illiquidity of the wholesale power market in the region, as well as other factors.  EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004.  CES sales in northern Maine were approximately $5 million for the year ended December 31, 2002.  EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company's service territory.

In connection with MPS's reorganization (discussed below in Item 4, "Regulatory Matters,") and EA's withdrawal from retail electricity markets in northern Maine, MPS filed with the MPUC on February 21, 2003, an "Application for Exemption of Chapter 304" to exempt the Company and EA from certain management restrictions that had been previously imposed to allow EA to engage in energy marketing activities within MPS's service territory.  A series of settlement conferences were held between the MPUC Advisory Staff, the Office of the Public Advocate, WPS Energy Services, Inc. and MPS and on June 24, 2003 a Stipulation was submitted by the parties to the MPUC.  The MPUC issued an Order Approving Stipulation in this matter on July 24, 2003 which approved a partial waiver of the requirements of Chapter 304 and resolved all issues in this matter (the "304 Order").  Under the provisions of the 304 Order, MPS would be exempted from the employee sharing provisions of Chapter 304 of the Commissions Rules subject to certain specified conditions.  The exemptions and waivers granted in the 304 Order are expressly contingent on that the condition that EA will cease marketing in MPS's service territory effective March 1, 2003.  The 304 Order also provides that the parties to the proceeding may revisit the matter in the event EA should subsequently elect to re-enter the northern Maine retail electricity market at some future time.

3. SEGMENT INFORMATION

The Company operates in two segments, with MPS providing regulated transmission and distribution services and EA performing unregulated power marketing services as described above.  The segment activity for the three and six months ended June 30, 2003, and 2002, is summarized in the table below.

The Company's reportable segments include the electric utility portion of the business, consisting of MPS and its inactive wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, ("ME&NB"), and the energy marketing portion of the business, consisting of Energy Atlantic, LLC. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies."  MAM did not have any material assets or operations until it became a holding company on June 30, 2003, and therefore, did not have any separate operating activities through June 30, 2003.  However, MPS incurred expenses associated with the formation of MAM, which totaled $409,000 and $587,000 for the three and six months ended June 30, 2003, classified as unregulated operations and maintenance.  MPS provides certain administrative support services to EA, which are billed to that entity at cost, based on a combination of direct charges and allocations.  The Company is organized on the basis of products and services.

	Three Months Ended (Dollars in Thousands)
	June 30, 2003			June 30, 2002
	EA	MPS	Total Company	EA	MPS	Total Company
Operating Revenues	$ 1,699	$ 6,322	$ 8,021	$ 1,647	$ 6,401	$ 8,048
EA SOS Margin	0	0	0	5	0	5
Total Revenues	1,699	6,322	8,021	1,652	6,401	8,053
Unregulated Energy Supply	1,399	0	1,399	1,315	0	1,315
Operations & Maintenance (O&M)
Regulated	0	3,129	3,129	0	2,764	2,764
Unregulated	233	409	642	343	0	343
Amortization - Stranded Cost	0	2,225	2,225	0	2,182	2,182
Other O&M	19	1,069	1,088	19	900	919
Income Taxes	20	(212)	(192)	(12)	57	45
Total Operating Expenses	1,671	6,620	8,291	1,665	5,903	7,568
Operating Income	28	(298)	(270)	(13)	498	485
Other Income & Deductions	10	23	33	13	38	51
Income Before Interest Charges	38	(275)	(237)	0	536	536
Interest Charges	0	(1)	(1)	6	132	138
Net Income	$ 38	$ (274)	$ (236)	$ (6)	$ 404	$ 398
Total Assets	$ 6,265	$ 127,350	$ 133,615	$ 8,903	$ 131,566	$ 140,469

	Six Months Ended (Dollars in Thousands)
	June 30, 2003			June 30, 2002
	EA	MPS	Total Company	EA	MPS	Total Company
Operating Revenues	$ 3,487	$ 15,902	$ 19,389	$ 3,047	$ 16,000	$ 19,047
EA SOS Margin	0	0	0	412	0	412
Total Revenues	3,487	15,902	$ 19,389	3,459	16,000	19,459
Unregulated Energy Supply	2,893	0	2,893	2,516	0	2,516
Operations & Maintenance (O&M)
Regulated	0	5,894	5,894		5,528	5,528
Unregulated	522	587	1,109	668		668
Amortization - Stranded Cost	0	4,673	4,673	0	4,643	4,643
Other O&M	34	2,138	2,172	37	1,953	1,990
Income Taxes	16	879	895	90	1,405	1,495
Total Operating Expenses	3,465	14,171	17,636	3,311	13,529	16,840
Operating Income	22	1,731	1,753	148	2,471	2,619
Other Income & Deductions	18	(12)	6	16	150	166
Income Before Interest Charges	40	1,719	1,759	164	2,621	2,785
Interest Charges	0	55	55	6	276	282
Net Income	$ 40	$ 1,664	$ 1,704	$ 158	$ 2,345	$ 2,503
Total Assets	$ 6,265	$127,350	$133,615	$ 8,903	$131,566	$140,469

4. REGULATORY MATTERS

Maine Public Utilities Commission, Request for Approval of Reorganization of the Company Into a Holding Company Structure, Docket No. 02-676.

As reported in prior MPS quarterly reports on Form 10-Q, on October 31, 2002, MPS filed a request for Commission approval of the formation of a Maine-based holding company structure.   The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on March 26, 2003. Please see the text of the MPUC Order, Docket No. 2002-676 on Pages O-1 to O-21 of the Form 10-K for December 31, 2002. The Company also filed, on April 15, 2003, a Form S-4/A Registration Statement with the Securities and Exchange Commission for "Maine & Maritimes Corporation" the entity designated as "HoldCo" in this disclosure. The filing, which was made effective by the SEC on April 18, 2003, is reviewable on the SEC's website at "http://www.sec.gov/edgar" or on the Company's Investor Relations page at http://www.maineandmaritimes.com.

Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan.

As reported in prior MPS quarterly reports on Form 10-Q, on March 6, 2003, MPS submitted its formal "Request for Approval of Alternate Rate Plan" ("ARP") (MPUC Docket 2003-85). The proposal is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. MPS has responded to numerous information requests from parties that have intervened in the proceeding.  In order to attempt to resolve the rate increase component of the ARP filing during calendar year 2003 the Company intends to bifurcate the ARP proceeding.  At this time the Company cannot predict the nature or the outcome of any decision or ruling by the MPUC in this proceeding.

Maine Public Utilities Commission Notices of Inquiry.

As reported in prior MPS quarterly reports on Form 10-Q, on February 11, 2003, the MPUC initiated a formal Notice of Inquiry ("NOI") into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region.  There have been no material developments in this proceeding during this quarter.  At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18, 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning "Incentives to Promote Energy Efficiency and Security of the Electric Grid" (MPUC Docket No. 2003-423).  The Company provided comments to the MPUC on July 7, 2003.  At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing:

As previously reported in prior MPS quarterly reports on Form 10-Q, pursuant to Section 2.4 of the Settlement Agreement filed on June 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission (FERC) on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003 the changed  Open Access Transmission Tariff (OATT) Formula Rate charges that MPS proposed to apply on June 1, 2003 together with back-up materials. On June 1, 2003 the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding.  In general, MPS is seeking a slight modification to its rate formula under its transmission tariff.  MPS is currently engaged in discussions with the parties and FERC staff to resolve all outstanding issues in the filing with the objective of reaching a settlement agreement.  The probability of success of this collaborative effort is unknown at this time; however the Company expects to resolve the matter during calendar year 2003.

5. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below.  For accounting and ratemaking purposes, income tax provisions included in Operating Expenses reflect taxes applicable to revenues and expenses allowable for ratemaking purposes, with the exception of Energy Atlantic activity, which is above the line and not allowable for ratemaking purposes.  The tax effect of items not included in rate base is allocated as Other Income (Deductions).

	Three Months Ended		Six Months Ended
	June 30		June 30,
	(Dollars in Thousands)		(Dollars in Thousands)
	2003	2002	2003	2002
Current income taxes	$ (408)	$ (207)	$ 750	$ 998
Deferred income tax	223	261	175	586
Investment credits	(8)	(8)	(15)	(15)
Total income taxes	$ (193)	$ 46	$ 910	$ 1,569
Allocated to:
Operating Income
- Regulated	$ (212)	$ 57	$ 879	$ 1,405
- Unregulated	20	(12)	16	90
Other income	(1)	1	15	74
Total	$ (193)	$ 46	$ 910	$ 1,569

For the three months ended June 30, 2003, and 2002, the effective income tax rates were 34.8 % and 38.7%, respectively.  The principal reasons for the effective tax rates differing from the US federal income tax rate are flowthrough items, namely Seabrook amortization, which is required by regulation and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 2003, and December 31, 2002.

	(Dollars in Thousands)
	June 30,	December 31,
	2003	2002
Seabrook	$ 8,334	$ 8,428
Property	7,101	7,084
Flexible Pricing Revenue	514	567
Deferred Fuel	4,825	4,162
Generating asset sale	103	(178)
W-S Upfront Payment	2,026	2,315
Pension and post-retirement benefits	(666)	(478)
Other	209	371
Net accumulated deferred income taxes	$ 22,446	$ 22,271

6. MAINE YANKEE

As previously reported in prior MPS quarterly reports on Form 10-Q, MPS owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine.  On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

Federal legislation enacted in 1987 directed the Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain, Nevada.  The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress.  As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission ("NRC"), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility.  Maine Yankee cannot predict the timing or results of those proceedings.

In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998.  After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associate with the DOE's default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court.  Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding.  Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the determination.

At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee's spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the Plant site and is in the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI.  Maine Yankee's total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site.  Maine Yankee's current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

On January 15, 2003, Maine Yankee notified NAC International ("NAC"), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract.  Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC disputed Maine Yankee's basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages.  Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor, wherein Maine Yankee sought, among other things, damages due to NAC's failure to perform.  Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management.

In April 2003, after extensive negotiations, the parties entered into a comprehensive settlement agreement resolving all the disputed issues and providing for Maine Yankee to replace NAC in managing the completion of the fuel-transfer work.  The settlement included a payment for $10.4 million to Maine Yankee to compensate Maine Yankee for higher costs incurred or to be incurred as a result of NAC's failure to perform its contractual obligations.  The payment was not reflected in Maine Yankee's first quarter 2003, results.  Although the NAC dispute contributed to a slowdown in the progress of the fuel transfer work in the first quarter of 2003, since then Maine Yankee has implemented additional efficiencies and the pace of work has improved to a point where it has been consistently exceeding the pre-2003 pace.  Maine Yankee believes that the settlement positions Maine Yankee to complete the work without further undue delay or expense.

The federal Low-Level Radioactive Waste Policy Amendments Act, enacted in 1986, required states, either alone or in multi-state compacts, to provide for the disposal of low-level radioactive waste generated within their borders.  The states of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste over a 30 year period at a then-planned facility in west Texas.

The terms of the compact provided that the State of Maine would contribute $25 million, payable (1) in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility, or (2) alternatively, if agreed by the three states, in accordance with the schedule for repayment of bonds issued for the development or operation of the facility.  By statute, those costs were to be initially assessed against Maine Yankee, as the operator of a nuclear power plant in Maine.

As required by the 1986 Act, the United States Congress ratified the compact in September 1998.  However, in October 1998, the Texas Natural Resource Conservation Commission denied a permit for the proposed west Texas site, and efforts to site such a facility in Texas were suspended.  Maine Yankee is shipping its low-level waste to other facilities licensed to accept such material.

At its 2002 session the Maine legislature enacted legislation providing for the withdrawal of the State of Maine from the Texas compact pursuant to the terms of the compact.  The legislation cited the 1997 closure of the Maine Yankee plant and the inability of the State of Texas to cause a disposal facility to be built in a timely manner under the compact as the reasons for initiating the withdrawal process.  However, in its 2003 session the Texas legislature enacted a bill that reactivated the process of siting a disposal facility in Texas and provides for Texas to seek payment from Maine of $12.5 million under the compact.  Maine Yankee believes that withdrawal from the compact by the State of Maine is legally justified, but cannot predict the results of the Texas legislation on the State of Maine or Maine Yankee or of any attempt by any party to challenge the State of Maine's withdrawal from the compact or to assess Maine Yankee for any payments under the compact.

On February 28, 2003, the Nuclear Regulatory Commission approved Maine Yankee's License Termination Plan ("LTP").  The LTP was approved without any unexpected conditions.  In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its Common Stock periodically through 2008.

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received

September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	150,110	July 11, 2002
September 26, 2002	33,900	1,695	225,166	October 4, 2002
December 18, 2002	33,800	1,690	224,502	January 9, 2003
	165,500	8,275	$1,099,262

There have been no other material developments in connection with this matter during the previous quarter.

7. STOCK COMPENSATION PLAN

Upon approval by Maine Public Service Company's shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the "Plan").  Effective June 30, 2003, pursuant to the Agreement and Plan of Merger among MPS and MAM, the outstanding shares of Common Stock, $7.00 par value, of MPS were exchanged automatically on a share-for-share basis of Common Stock, $7.00 par value of MAM, and MPS became a subsidiary of MAM.  Accordingly, all stock offered under the Maine Public Service Company 2002 Stock Option Plan will be shares of MAM Common Stock under the Maine & Maritimes Corporation 2002 Stock Option Plan.

The Plan provides designated employees of the Company and its subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability.  The Plan is administered by the members of the Performance and Compensation Committee of the Board, who are not employees of the Company or any subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the plan pursuant to incentive stock options shall be 120,000 shares.  The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted.  An option's maximum term is 10 years and a three-year vesting schedule is followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  The effect of the grants on compensation expense for the quarter ended June 30, 2003, was immaterial.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants: dividend yield of 4.6%; expected volatility of 20 percent, risk-free interest rate of 3.0%; and expected lives of 7 years.

A summary of the status of the Company's stock option plan as of June 30, 2003, and changes during the quarter then ended is presented below:

Options	Shares (000)	Exercise Price

Outstanding at April 1, 2003	5,250	$ 30.45
Granted	0	0
Exercised	0	0
Forfeited	0	0
Outstanding at June 30, 2003	5,250	$ 30.45
Options exercisable at June 30, 2003,	0
Weighted-average fair value of options granted to date	$4.57

The following table summarizes information about fixed stock options outstanding at June 30, 2003:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 06/30/03	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 06/30/03	Weighted-Average Exercise Price
$ 30.45	5,250	9.0 years	$ 30.45	0	0

8. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations."  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  This Statement was effective for the Company beginning January 1, 2003.  The Company currently records an asset retirement obligation related to the decommissioning of Maine Yankee in its financial statements.  The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities."  The provisions have far-reaching effects and will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities.  The transitional disclosures are required for financial statements issued after February 1, 2003. FIN 46 is effective and required to be applied to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of this statement will have a material impact on the Company based on its current structure.

In November 2002, the FASB issued FIN No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002.  The adoption of the recognition provisions of FIN 45 did not have any impact on the Company's financial condition or results of operations on the Company's consolidated financial statements.  The following is a summary of our agreements that management has determined are within the scope of FIN 45.

As permitted under Maine law, the Company has agreements that indemnify the Company's officers and directors for certain events or occurrences while the officer or director serves in such a capacity.  The term of the indemnification period is for the officer's or director's lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited under the terms of the agreements; however, we have a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN 45, as they were in effect at MPS prior to December 31, 2002.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

On April 30, 2003, the FASB issued FASB Statement No. 149 ("FAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities.  FAS 149 amends FAS 133 to reflect decisions that were made:  as part of the process undertaken by the Derivatives Implementation Group ("DIG"), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative.  FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively.  The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

On May 15, 2003, the FASB issued FASB Statement No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  FAS 150 affects an entity's classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity's own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments.  FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003.  The Company does not expect the adoption of this statement will have a material impact on the Company based on its current structure.

9. COMMITMENTS AND CONTINGENCIES

The Company does not have any variable interest entities as defined by FIN 46 above.  Except for operating leases accounted for in accordance with FASB 13 for office and field equipment, vehicles, and computer hardware and software, the Company has no other form of off-balance sheet arrangements.  The following summarizes payments for leases for a period in excess of one year for the three months ended June 30, 2003, and 2002:

	(Dollars in Thousands)
	Six Months Ended
	June 30,
	2003	2002

Office Equipment	$ 2	$ 2
Vehicles	1	1
Computer Hardware and Software	29	25
Rights of Way	29	28
Field Equipment	20	10
Total	$ 81	$ 66

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Forward-Looking Statements

The discussion below may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance of our plans and objectives, such as expected future revenues from Energy Atlantic. There can be no assurance that actual results will not materially differ from expectations.  Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; and the decommissioning cost of Maine Yankee.

Results of Operations

For the second quarter of 2003, the Company earned revenue from the transmission and distribution (T&D) operations of Maine Public Service Company, as well as the activities of its wholly-owned unregulated marketing subsidiary, Energy Atlantic, LLC (EA).  MPS's wholly-owned unregulated Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB) is inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of "Core T&D" below.

Net income and earnings per share for the three months ended June 30, 2003, along with the corresponding information for same period of the previous year are as follows:

	(Dollars in Thousands)
	Three Months Ended
	June 30,
	2003	2002

Net Income
MPS Core T&D	$ (274)	$ 404
EA	38	(6)
Total Company	$ (236)	$ 398
Earnings Per Share
Total Company	$ (.15)	$ .25

The net loss for the second quarter of 2003, was $236,000 compared to net income of $398,000 for the second quarter of 2002.  MPS's Core T&D incurred a loss in the second quarter of 2003, of $274,000, $.17 per share, as described in more detail below, compared to net income of $404,000, $.25 per share, for the same period in 2002.  Energy Atlantic contributed net income of $38,000, $.02 per share, while EA incurred a loss of $6,000 in the second quarter of 2002.

Earnings per share for the quarter ended June 30, 2003, was $.40 per share less than the same quarter in 2002.  Stockholders of MPS approved the reorganization and formation of MAM at the annual stockholders' meeting held on May 30, 2003.  Expenses for various regulatory approvals and organizational expense associated with the formation of MAM reduced earnings by $.23 per share.  Rate filings with the MPUC and the FERC, advisory services concerning the long-term financial strategies of the Company, and ongoing costs associated with Sarbanes-Oxley compliance decreased second quarter 2003, earnings by $.11 per share compared to the same quarter of 2002.  A decrease in wheeling revenues collected from entities exporting power off the MPS system and an increase in depreciation expenses decreased earnings by an additional $.08 per share.  These decreases were offset by the aforementioned increase in EA earnings of $.02 per share.

Consolidated operating revenues for the quarters ended June 30, 2003, and 2002, are as follows:

	2003		2002
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	$ 6,429	128,918	$ 6,226	127,014
- Other Revenues	(107)	0	175	0
Total Regulated	6,322	128,918	6,401	127,014
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,675	31,209	1,647	30,312
- Wholesale and Standard Offer Margin	24	571	5	1,690
Total Unregulated	1,699	31,780	1,652	32,002
Totals	$ 8,021	160,698	$ 8,053	159,016

MPS retail sales increased by 1.5% (1,904 MWH).  This is due to increases in sales to residential customers of 2.4% (949 MWH), and to medium and small commercial customers of 3.4% (1,516 MWH) and offset by a reduction to large commercial customers of 1.3% (559 MWH), principally the closing of Maine Frozen Foods late in 2002.  The $282,000 decrease in Other Revenues is due primarily to a decrease in unbilled revenue, as well as reduced wheeling revenues associated with the closure of the Boralex Ashland generating plant.

EA's revenues increased by $47,000, or 2.9%, due to an increase in residential sales primarily in northern Maine.  During the second quarter of 2003, EA had a limited amount of wholesale sales, while the Standard Offer Service margin in the second quarter reflected an adjustment for activity relating to SOS service in CMP's territory that expired on February 28, 2002.  For additional information on EA, see the Energy Atlantic Section of this Form 10-Q.

For the quarters ended June 30, 2003, and 2002, total operating expenses were $7,882,000 and $7,568,000 respectively.  Energy supply expenses for EA were as follows:

	2003		2002
(Dollars in Thousands)	$	MWH	$	MWH
Energy Supply - Unregulated
EA Competitive Energy Supply	1,375	31,209	1,315	30,312
EA Standard Offer Service	0	0	0	1,690
EA Wholesale	24	571	0	0
Total	$ 1,399	31,780	$ 1,315	32,002

With the start of retail competition on March 1, 2000, EA began selling to retail customers, and MPS itself now provides transmission and distribution (T&D or delivery) services only, no longer purchasing or generating energy supply for its customers.  Compared to the second quarter of 2002, CES purchases by EA in the second quarter of 2003, increased by 897 MWH, resulting in an increase in CES energy supply expenses of $60,000.  EA purchased 571 MWH of wholesale energy, valued at $24,000, which was subsequently sold to ISO New England.

MPS's and EA's T&D operation and maintenance expenses, as well as stranded costs for the quarters ended June 30, 2003, and June 30, 2002, are as follows:

	Three Months Ended
	June 30, 2003	June 30, 2002	Increase (Decrease)
Operation and Maintenance - Regulated (MPS)
Transmission and Distribution	$ 728	$ 765	$ (37)
Customer Accounting and General Administrative	2,401	1,999	402
Regulated O & M	3,129	2,764	365
Operation and Maintenance - Unregulated (MPS)	409	0	(409)
Operation and Maintenance - Unregulated (EA)	233	343	(110)
Total Operation and Maintenance	$ 3,771	$ 3,107	$ 664

Stranded Costs
Wheelabrator-Sherman	$ 2,246	$ 2,039	$ 207
Maine Yankee	715	763	(48)
Seabrook	277	277	0
Deferred Fuel and Special Discounts	(1,013)	(253)	(760)
Amortization of Gain from Asset Sale	0	(644)	644
Total Stranded Costs	$ 2,225	$ 2,182	$ 43

MPS's regulated operating and maintenance expenses increased by $365,000 for the second quarter of 2003, compared to the same period last year.  Transmission and distribution expenses decreased by $37,000 from $765,000 for the second quarter of 2002, to $728,000 for the second quarter of 2003, principally due to reduction in contractors used for tree trimming.  For the quarters ended June 30, 2003, and 2002, customer accounting and general administrative expenses were $2,401,000 and $1,999,000, respectively.  The $402,000 increase reflected the additional costs associated with rate filings at the MPUC and the FERC, advisory services concerning the long-term financial strategies of MPS, and on-going costs associated with Sarbanes-Oxley compliance.

Operation and maintenance expenses decreased for EA by $110,000, to $233,000 from $343,000 for the second quarter of 2003, compared to the same quarter of 2002.  This decrease is principally attributable to the reduction in employees and the resulting reduction in salaries and benefits.  During the second quarter of 2003, MPS incurred $409,000 in expenses associated with the formation of MAM.

MPS recognized $2,225,000 of stranded costs in the second quarter of 2003, compared to $2,182,000 in the second quarter of 2002.  MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions.  Beginning on March 1, 2000, in accordance with the MPUC's treatment of W-S as stranded costs as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply.  The increase in amortization of stranded costs of $43,000 reflects an increase in net W-S costs of $207,000, a $48,000 decrease in Maine Yankee decommissioning expense, a $760,000 decrease in deferred fuel and special discounts recognized in current rate recovery, and a $644,000 increase for the recognition of the generation asset sale.

Energy Atlantic Operations

EA's net income for the second quarter of 2003 was $37,681 compared to a loss of $6,082 for the second quarter of last year.  The increase in net income reflects increased sales due to colder temperatures and a decrease in expenses.

Energy Atlantic's sales can be classified into two general categories: Standard Offer Service ("SOS") sales in Central Maine Power Company's ("CMP") service territory which expired February 28, 2002, and Competitive Energy Supply ("CES") sales to individual retail customers within the State of Maine.  Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"), which also expired February 28, 2002.  Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.  EA is currently in the process of negotiating new wholesale power agreements in connection with future retail sales it may make in central and southern Maine.

EA has a contract for 40% of the output of the Wheelabrator-Sherman ("W-S") energy facility for the two years beginning March 1, 2002.  The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS's service territory.  This contract is a take-or-pay contract, which carries more counterparty risk than others entered into by EA.  To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling.  Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power.  In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area.  In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000).  This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM.  This guarantee was renewed in September 2002, for an additional year.  Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as:

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as MPS and CMP, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customer's ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied, or (2) the existing customer load deteriorated and NB Power could not buy the excess power from W-S, as contracted.

- Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements.  One of EA's suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate.

With the expiration of EA's sales of SOS in CMP's service territory, EA's revenues and net income have been adversely impacted.  In 2002, EA realized SOS margin in CMP's service territory of approximately $5.8 million.  The Company continues to review EA's current and future business model, which may include a possible exit from the CES market in part or in whole, a refinement of its market area, and/or expansion into other product and service lines.  On February 24, 2003, EA announced its intent to withdraw from retail electricity markets in northern Maine due to concerns over a lack of profitability in that market, the lack of price differentiated electric products within the Maritimes and the region administered by the Northern Maine Independent System Administrator, and an overall illiquidity of the wholesale power market in the region, as well as other factors.  EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004.  CES sales in northern Maine were approximately $5 million in 2002.  EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company's service territory.

In connection with MPS's reorganization (discussed below in Item 4, "Regulatory Matters,") and EA's withdrawal from retail electricity markets in northern Maine, MPS filed with the MPUC on February 21, 2003, an "Application for Exemption of Chapter 304" to exempt the Company and EA from certain management restrictions that had been previously imposed to allow EA to engage in energy marketing activities within MPS's service territory.  A series of settlement conferences were held between the MPUC Advisory Staff, the Office of the Public Advocate, WPS Energy Services, Inc. and MPS and on June 24, 2003 a Stipulation was submitted by the parties to the MPUC.  The MPUC issued an Order Approving Stipulation in this matter on July 24, 2003 which approved a partial waiver of the requirements of Chapter 304 and resolved all issues in this matter (the "304 Order").  Under the provisions of the 304 Order, MPS would be exempted from the employee sharing provisions of Chapter 304 of the Commissions Rules subject to certain specified conditions.  The exemptions and waivers granted in the 304 Order are expressly contingent on that the condition that EA will cease marketing in MPS's service territory effective March 1, 2003.  The 304 Order also provides that the parties to the proceeding may revisit the matter in the event EA should subsequently elect to re-enter the northern Maine retail electricity market at some future time.

Liquidity

For the first six months of 2003, net cash flows from operating activities were $3,054,000 with net income of $1,704,000.  The deferral of $2,224,000 of current Wheelabrator-Sherman costs associated with MPS's stranded cost recovery, previously approved by the MPUC, accounted for most of the decrease in operating cash flows.  During the first six months of 2003, scheduled sinking fund payments reduced long-term debt by $2,425,000 and short-term debt payments totaled $1,050,000.  On February 25, 2003, the MPUC granted MPS the right to participate in a $4.0 million inter-company revolving credit agreement with EA.  As of June 30, 2003, MPS had an outstanding balance of $2.5 million under this inter-company loan agreement.  During the first six months of 2003, MPS invested $2,772,000 in electric plant with $1,482,000 withdrawn from the trust account for the tax-exempt bonds.  In addition, MPS received $224,000 for the partial redemption of its Maine Yankee Common Stock, and MPS paid its stockholders $1,165,000 in dividends.

Net cash flows from operating activities were $6,270,000 for the first six months of 2002, while net income was $2,503,000.  For the first six months of 2002, $1,689,000 of the gain from the 1999 sale of generating assets was recognized and $1,005,000 of the 2000 NEIL insurance refund from Maine Yankee did not contribute to current operating cash flows.  An increase in current assets and liabilities, principally collections by EA from the escrow account for Standard Offer Service in CMP's territory, as more fully explained in the EA section above, increased operating cash flow by $3,673,000.  For the period, MPS paid $1,102,000 in dividends, paid scheduled sinking fund payments of $585,000, and reduced short-term debt by $650,000.  During the first six months of 2002, $3,130,000 was invested in electric plant, and $1,654,000 was withdrawn from the tax-exempt trust account for qualifying facilities.

Revolving Credit Agreement and Letters of Credit Extensions

On May 23, 2002, MPS's $6 million revolving credit agreement with two participating banks was extended until June 8, 2004. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios.  As of June 30, 2003, MPS was in compliance with these covenants.

The Maine Public Utility Financing Bank (MPUFB) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property.  Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at June 30, 2003, and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025.  The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property and, as of June 30, 2003, approximately $0.6 million is available.  For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds.  Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York separately issued its direct pay letters of credit (LC's) for the benefit of the holders of each series of bonds.  Both LC's were due to expire in June 2002, and were extended to June 8, 2004.  In addition, MPS issued $14.4 million in Second Mortgage Bonds due 2021, to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business (MPS) as of June 30, 2003, for purposes other than trading.  These issues are discussed in detail in MPS's 2002 Annual Report, which includes MPS's 2002 Form 10-K. The discussion occurs in Note 11, "SFAS No. 133", of the Notes to Consolidated Financial Statements.

(b) The Company's unregulated energy marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading.  This activity exposes EA to a number of risks such as counterparty, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk as noted above. EA seeks to assure that risks are identified, evaluated and actively managed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer have implemented new disclosure controls and procedures.  Based on their evaluation of these disclosure controls and the procedures, as of the end of the period covered by this Form 10Q, as evidenced by the certifications appearing at the end of this Form 10-Q, the aforementioned officers have concluded that the controls are working effectively.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, or in other factors that could significantly offset  this internal control.  There were also no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(a) Maine Public Utilities Commission, Request for Approval of Reorganization of the Company into a Holding Company Structure, Docket No. 02-676.

As reported in prior MPS quarterly reports on Form 10-Q, on October 31, 2002, MPS filed a request for Commission approval of the formation of a Maine-based holding company structure.   The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on March 26, 2003. Please see the text of the MPUC Order, Docket No. 2002-676 on Pages O-1 to O-21 of the Form 10-K for December 31, 2002. The Company also filed, on April 15, 2003, a Form S-4/A Registration Statement with the Securities and Exchange Commission for "Maine & Maritimes Corporation" the entity designated as "HoldCo" in this disclosure. The filing, which was made effective by the SEC on April 18, 2003, is reviewable on the SEC's website at "http://www.sec.gov/edgar" or on the Company's Investor Relations page at http://www.maineandmaritimes.com.

(b) Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan.

As reported in prior MPS quarterly reports on Form 10-Q, on March 6, 2003, MPS submitted its formal "Request for Approval of Alternate Rate Plan" ("ARP") (MPUC Docket 2003-85). The proposal is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. MPS has responded to numerous information requests from parties that have intervened in the proceeding.  In order to attempt to resolve the rate increase component of the ARP filing during calendar year 2003 the Company intends to bifurcate the ARP proceeding.  At this time the Company cannot predict the nature or the outcome of any decision or ruling by the MPUC in this proceeding.

(c) Maine Public Utilities Commission Notices of Inquiry.

As reported in prior MPS quarterly reports on Form 10-Q, on February 11, 2003, the MPUC initiated a formal Notice of Inquiry ("NOI") into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region.  There have been no material developments in this proceeding during this quarter.  At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning "Incentives to Promote Energy Efficiency and Security of the Electric Grid" (MPUC Docket No. 2003-423).  The Company provided comments to the MPUC on July 7, 2003.  At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

 (d) Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing.

As previously reported in prior MPS quarterly reports on Form 10-Q, pursuant to Section 2.4 of the Settlement Agreement filed on June 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission ("FERC") on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003 the changed  Open Access Transmission Tariff ("OATT") Formula Rate charges that MPS proposed to apply on June 1, 2003 together with back-up materials. On June 1, 2003 the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding.  In general, MPS is seeking a slight modification to its rate formula under its transmission tariff.  MPS is currently engaged in discussions with the parties and FERC staff to resolve all outstanding issues in the filing with the objective of reaching a settlement agreement.  The probability of success of this collaborative effort is unknown at this time; however the Company expects to resolve the matter during calendar year 2003.

Item 2. Changes in Securities

All outstanding shares of Common Stock of the Company outstanding as of July 1, 2003, were issued on June 30, 2003, pursuant to the reorganization, in exchange for the outstanding shares of common stock of MPS.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2003, Annual Meeting of the Stockholders of Maine Public Service Company held May 30, 2003, two matters were voted upon.

First was the uncontested election of the following directors for the designated terms, each of whom received the following votes:

Nominees for terms ending in 2006	For	Against	Non-votes and Abstentions
Robert E. Anderson	1,400,214	20,466	153,642
Michael W. Caron	1,397,373	23,307	153,642
Nathan L. Grass	1,398,773	21,907	153,642
Nominees for term ending in 2004
David N. Felch	1,399,266	21,414	153,642

Second was the approval of the agreement and plan of merger and reorganization to create a holding company structure under Maine & Maritimes Corporation with the following recorded vote:

	For	Against	Non-votes and Abstentions
Approval of the Agreement and Plan of Merger and Reorganization	898,535	160,464	515,323

Of the total shares eligible to vote, 57.07% voted in favor of the proposal.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following Forms 8-K were filed for Maine Public Service Company:

June 2, 2003, - Reporting on the votes at the Annual Meeting of Stockholders held on May 30, 2003, approving the reorganization into a holding company and the election of four directors, as described in Part II, Item 4 above; the declaration of the quarterly dividend payable July 1, 2003; the election of officers; the resignation of J. Gregory Freeman and the retirement of J. Paul Levesque from the Board of Directors.

July 2, 2003, - Reporting on the reorganization of the Company into a holding company, Maine & Maritimes Corporation and providing the Interim Report to Stockholders of Maine & Maritimes Corporation dated July 1, 2003.

The following Forms 8-K were filed for Maine & Maritimes Corporation:

June 4, 2004 - Reporting the vote at the Maine Public Service Company Stockholders' Annual Meeting held on May 30, 2003, approving the reorganization into a holding company.

July 1, 2003, - Reporting on the reorganization of Maine Public Service Company into a holding company, Maine & Maritimes Corporation and providing the Interim Report to Stockholders.

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date: August 14, 2003,

/s/Larry E. LaPlante
Larry E. LaPlante
Vice President, Controller and Chief Accounting Officer

CERTIFICATIONS

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

I, J. Nicholas Bayne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine & Maritimes Corporation (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 14, 2003

/s/J. Nicholas Bayne
J. Nicholas Bayne
President and Chief Executive Officer

I, Kurt A. Tornquist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine & Maritimes Corporation (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 14, 2003

/s/Kurt A. Tornquist
Kurt A. Tornquist
Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit 32

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/J. Nicholas Bayne
J. Nicholas Bayne
President and Chief Executive Officer

/s/Kurt A. Tornquist
Kurt A. Tornquist
Senior Vice President, Chief Financial Officer, and Treasurer

Dated: August 14, 2003

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.