Form 10-Q
period 2003-09-30
MAINE & MARITIMES CORP
filed 2003-11-14
CIK 1222497

________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
___________________________________

FORM 10-Q

( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

-OR-

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
___________________________________

Commission File No. 333-103749

MAINE & MARITIMES CORPORATION

A Maine Corporation

I.R.S. Employer Identification No. 30-0155348

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 760-2499
___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value - 1,574,803 shares
__________________________________________________________________________

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation and Subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2003, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of September 30, 2003; (3) an audited consolidated balance sheet as of December 31, 2002, the end of Maine Public Service Company’s preceding fiscal year; and (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2003, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and Subsidiaries at September 30, 2003, and December 31, 2002; the results of their operations for the three and nine months ended September 30, 2003 and 2002; and their cash flows for the nine months ended September 30, 2003, and 2002.

The accompanying unaudited consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”), its active, wholly-owned, regulated transmission and distribution subsidiary, Maine Public Service Company (“MPS”); and including MPS’s inactive wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, (“ME&NB”) and MAM’s active unregulated energy marketing subsidiary, Energy Atlantic, LLC (“EA”).

MAM, a Maine corporation, became a holding company effective June 30, 2003, and owns all of the common stock of Maine Public Service Company. All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM. The reorganization was approved by MPS’s shareholders at its annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission (“SEC”) had previously accepted MAM’s S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003. Amounts shown for 2002 were reported by MPS. Amounts in the first three months of the nine-month period ending September 30, 2003 were also reported by MPS.

MPS is subject to the regulatory authority of the Maine Public Utilities Commission (“MPUC”) and, with respect to wholesale transmission rates, the Federal Energy Regulatory Commission (“FERC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the MPS 2002 Annual Report, which includes MPS’s Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the MPS 2002 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company’s significant accounting policies are the same as those of MPS, which are described in the Notes to Consolidated Financial Statements of MPS’s 2002 Annual Report filed with Form 10-K. For interim reporting purposes, these same accounting policies are followed.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited) (Dollars in Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenues
Regulated	$6,823	$6,583	$22,725	$22,582
Unregulated	1,288	1,989	4,775	5,037
Unregulated SOS Margin	0	5,564	0	5,976

Total Revenues	8,111	14,136	27,500	33,595

Operating Expenses
Unregulated Energy Supply	1,166	1,464	4,059	3,980
Operation & Maintenance
Regulated	2,823	3,244	8,717	8,772
Unregulated	504	390	1,613	1,058
Total Operation & Maintenance	3,327	3,634	10,330	9,830
Depreciation	664	625	1,994	1,783
Amortization of Stranded Costs	2,253	2,184	6,926	6,827
Amortization	52	59	155	177
Taxes other than Income	353	343	1,092	1,057
Provision (Benefit) for Income Taxes
Regulated	114	(43)	993	1,362
Unregulated	(143)	2,267	(127)	2,357

Total Provision (Benefit) for Income
Taxes	(29)	2,224	866	3,719

Total Operating Expenses	7,786	10,533	25,422	27,373

Operating Income	325	3,603	2,078	6,222

Other Income (Deductions)
Equity in Income of Associated
Companies	63	51	200	211
Allowance for Equity Funds Used
During Construction	6	28	37	63
Provision (Benefit) for Income Taxes
Regulated	(10)	15	(13)	(48)
Unregulated	(6)	(10)	(18)	(21)
Other - Net	(94)	(40)	(241)	5

Total	(41)	44	(35)	210

Income Before Interest Charges	284	3,647	2,043	6,432

Interest Charges
Long-Term Debt & Notes Payable	372	410	1,058	1,215
Less Carrying Costs-Stranded Costs
and Allowance for Borrowed Funds	(353)	(285)	(984)	(808)

Total	19	125	74	407

Net Income Available for Common Stock	$265	$3,522	$1,969	$6,025

Average Shares Outstanding (000’s)	1,575	1,574	1,575	1,574

Basic & Diluted Earnings (Loss) Per Share	$0.17	$2.24	$1.25	$3.83

Dividends Declared per Common Share	$0.37	$0.37	$1.11	$1.07

The accompanying notes are an integral part of these financial statements. -3-

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	September 30, 2003	December 31, 2002
ASSETS
Utility Plant
Electric Plant in Service	$88,889	$88,072
Less Accumulated Depreciation	41,060	39,432

Net Electric Plant in Service	47,829	48,640
Construction Work-in-Progress	2,015	96

Total	49,844	48,736

Investment in Associated Companies
Maine Yankee Atomic Power Company	2,474	2,873
Maine Electric Power Company, Inc.	499	525

Total	2,973	3,398

Net Utility Plant and Investments	52,817	52,134

Current Assets
Cash and Cash Equivalents	2,479	5,956
Restricted Cash	1,000	0
Accounts Receivable - Net	4,662	5,429
Unbilled Base Revenue	759	1,294
Other Current Assets	1,634	1,041

Total	10,534	13,720

Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	20,003	22,153
Recoverable Seabrook Costs	14,166	14,999
Regulatory Assets - SFAS 109 & 106	7,068	7,162
Deferred Fuel and Purchased Energy Costs	16,762	13,132
Regulatory Asset - Power Purchase Agreement Restructuring	4,716	5,804
Unamortized Premium on Debt Redemption	1,551	1,709
Deferred Regulatory Costs, less accumulated amortization	1,362	1,409

Total	65,628	66,368

Other Assets
Unamortized Debt Expense	676	823
Restricted Investments	2,959	4,437
Miscellaneous	1,750	655

Total	5,385	5,915

Total Assets	$134,364	$138,137

-4-

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	September 30, 2003	December 31, 2002
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders’ Equity
Common Stock	$11,024	$13,071
Paid-in Capital	5	51
Retained Earnings	36,240	40,503
Accumulated Other Comprehensive Income (Loss)	(1,008)	0
Treasury Stock, at cost	0	(6,596)

Total	46,261	47,029

Long-Term Debt (less current maturities)	29,975	30,680

Current Liabilities
Long-Term Debt Due Within One Year	1,365	3,085
Notes Payable	2,850	2,800
Accounts Payable and Accrued Liabilities	4,373	3,772
Accrued Employee Benefits	816	1,336
Dividends Declared	0	582
Other Current Liabilities	276	225

Total	9,680	11,800

Deferred Credits
Carrying Value of Interest Rate Hedge	1,677	0
Uncollected Maine Yankee Decommissioning Costs	20,003	22,153
Deferred Income Tax	22,133	22,271
Investment Tax Credits	167	189
Deferred Gain & Related Accounts-Generating Asset Sale	20	469
SFAS 87 Provision for Pension Benefits	2,259	1,956
SFAS 106 Provision Other Post Employment Benefits	1,486	1,166
Miscellaneous	703	424

Total	48,448	48,628

Total Capitalization and Liabilities	$134,364	$138,137

The accompanying notes are an integral part of these financial statements. -5-

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES CONSOLIDATED SHAREHOLDERS’ EQUITY (Dollars in Thousands)

	Number of Shares	Par Value Issued	Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance
December 31, 2002	1,574,115	$13,071	$51	$(6,596)	$40,503		$47,029

New Stock Issued	688	2	7	10			19

Formation of MAM
June 30, 2003		(2,049)	(53)	6,586	(4,484)		0

Net Income					1,969		1,969

Dividends					(1,748)		(1,748)

Other Comprehensive
Income (Loss):
Changes in Value of
Interest Rate Hedge,
Net of Tax ($669,000)						(1,008)	(1,008)

Balance
September 30, 2003	1,574,803	$11,024	$5	$0	$36,240	$(1,008)	$46,261

The accompanying notes are an integral part of these financial statements. -6-

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Statements of Consolidated Cash Flows (Unaudited) (Dollars in Thousands)

	Nine Months Ended September 30,
	2003	2002

Cash Flow From Operating Activities
Net Income	$1,969	$6,025
Adjustments to Reconcile Net Income to Net Cash
Provided By Operations
Depreciation	1,994	1,783
Amortization	987	1,010
Amortization of Deferred Gain from Asset Sale	(443)	(2,331)
Amortization of Power Purchase Agreement Restructuring	1,088	1,088
Income on Tax Exempt Bonds-Restricted Funds	(8)	(45)
Deferred Income Taxes - Net	507	399
AFUDC	(47)	(82)
Increase in Restricted Cash	(1,000)	0
Change in Deferred Fuel & Purchased Energy	(3,630)	(446)
Change in Deferred Regulatory and Debt Issuance Costs	357	(64)
Change in Deferred Regulatory Liability - Other	126	69
Change in Deferred Regulatory Liability - NEIL Refund	0	(1,005)
Change in Benefit Obligation	717	609
Change in Current Assets and Liabilities	841	1,112
Other	(413)	43

Net Cash Flow Provided By Operating Activities	3,045	8,165

Cash Flow From Financing Activities
Dividend Payments	(2,330)	(1,652)
Retirements on Long-Term Debt	(2,425)	(585)
Short-Term Debt Borrowings (Repayments), Net	50	(100)

Net Cash Flow Used For Financing Activities	(4,705)	(2,337)

Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	1,482	2,281
Stock Redemption from Associated Company	224	150
Investment in Electric Plant	(3,523)	(4,697)

Net Cash Flow Used For Investing Activities	(1,817)	(2,266)

Increase (Decrease) in Cash and Cash Equivalents	(3,477)	3,562
Cash and Cash Equivalents at Beginning of Year	5,956	5,496

Cash and Cash Equivalents at End of Period	$2,479	$9,058

-7-

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Statements of Consolidated Cash Flows (Unaudited) (Dollars in Thousands)

	Nine Months Ended September 30,
	2003	2002

Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$767	$1,362
Unbilled Revenue	535	(159)
Other Current Assets	(593)	91
Accounts Payable	601	(2,120)
Accrued Employee Benefits	(520)	(41)
Other Current Liabilities	51	1,979

Total Change	$841	$1,112

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$814	$868

Income Taxes	$733	$1,578

The accompanying notes are an integral part of these financial statements. -8-

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”), its active, wholly-owned, regulated transmission and distribution subsidiary, Maine Public Service Company (“MPS”); and including MPS’s inactive wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, (“ME&NB”) and MAM’s active unregulated energy marketing subsidiary, Energy Atlantic, LLC (“EA”).

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of MPS. All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM. The reorganization was approved by MPS’s shareholders at the annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission (“SEC”) had previously accepted MAM’s S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003. Amounts shown for 2002 were reported by MPS. MPS also reported amounts in the first three months of the nine-month period ending September 30, 2003.

MPS is subject to the regulatory authority of the Maine Public Utilities Commission (“MPUC”) and, with respect to wholesale transmission rates, the Federal Energy Regulatory Commission (“FERC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the MPS 2002 Annual Report, which includes MPS’s Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the MPS 2002 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company’s significant accounting policies are the same as those of MPS, which are described in the Notes to Consolidated Financial Statements of MPS’s Annual Report filed with Form 10-K. For interim reporting purposes, these same accounting policies are followed.

Due to the seasonal nature of the Company’s operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with maturity, when purchased, of three months or less, to be cash equivalents.

Certain reclassifications have been made to the 2002 financial statement amounts in order to conform to the 2003 presentation.

2. ENERGY ATLANTIC (EA)

EA’s net loss for the third quarter of 2003 was $93,000 compared to a net income of $3,432,000 for the third quarter of last year. EA’s third quarter, 2002 net income reflects the final settlement with its energy supplier for Standard Offer Service in CMP’s service territory. As mentioned in previous filings, EA recognized net income of approximately $3,087,000 from the settlement and the reversal of certain regulatory assessments pursuant to the agreement with the supplier. EA’s third quarter, 2003 loss reflects the gradual termination of service as contracts expire in northern Maine. The Company believes that the current standard offer pricing in Maine, the lack of wholesale choices and liquidity within northern Maine, and the increased credit requirements associated with acquiring wholesale electricity supply have hampered EA in competing for sales. The Company maintains a conservative risk management philosophy and has limited the transactions EA can undertake as a buyer or seller in order to limit and mitigate potential transactional risk exposures.

Energy Atlantic’s sales can be classified into two general categories: Standard Offer Service (“SOS”) sales in Central Maine Power Company’s (“CMP”) service territory which expired February 28, 2002, and Competitive Energy Supply (“CES”) sales to individual retail customers within certain regions of the State of Maine. Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the “Agreement”) with Engage Energy America, LLC (“Engage”), which also expired February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.

EA has a contract for 40% of the output of the Wheelabrator-Sherman (“W-S”) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS’s service territory. This contract is a take-or-pay contract, which carries more counter-party risk than others entered into by EA. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company’s service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power’s avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing (“DETM”) for electricity in CMP’s service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM. This guarantee was renewed in September 2002, for an additional year. Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA’s commitment to maintain a $1 million ($1,000,000) minimum bank account balance, which is reflected as Restricted Cash on the Balance Sheet.

The following illustrates each type of EA’s risk exposure related to these contracts for supply and sales:

-	Counter-party risk includes the possibility of the other parties’ failure to fulfill their contractual obligations to EA such as:

a)	Deliverability risk, referring to EA not being able to serve contracted load due to the supplier’s failure to provide energy.

b)	Transmission risk, indicating EA’s reliance on the utilities, such as MPS and CMP, to physically transport energy to EA’s customers.

c)	Credit risk exposure, depending on EA’s customers’ ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

-	Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied, or (2) the existing customer load deteriorated and NB Power could not buy the excess power from W-S, as contracted.

-	Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements. One of EA’s suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

-	Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate.

With the expiration of EA’s sales of SOS in CMP’s service territory in February of 2002, EA’s revenues and net income have been adversely impacted. In 2002, EA realized SOS margin in CMP’s service territory of approximately $5.8 million. The Company continues to review EA’s current and future business model, which may include a possible exit from the CES market in part or in whole, a potential sale of the subsidiary, a refinement of its market area, and/or expansion into other product and service lines. The Company has not determined which strategy will be used going forward. However, it has targeted the fourth quarter of 2003 as the timeframe for adoption and implementation of one of possible strategic alternatives.

On February 24, 2003, EA announced its intent to withdraw from retail electricity markets in northern Maine. The reasons included concerns over a lack of risk-adjusted profitability in that market, the lack of price-differentiated electric products within the Maritimes and the region administered by the Northern Maine Independent System Administrator, and an overall illiquidity of the wholesale power market in the region, as well as other factors. EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004. CES sales in northern Maine were approximately $5 million for the year ended December 31, 2002 and $4 million for the nine months ended September 30, 2003. EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company’s service territory.

In connection with MPS’s reorganization and EA’s withdrawal from retail electricity markets in northern Maine, MPS filed with the MPUC on February 21, 2003, an “Application for Exemption of Chapter 304” to exempt MPS and EA from certain management restrictions. These restrictions had been imposed to allow EA to engage in energy marketing activities within MPS’s service territory. A series of settlement conferences were held between the MPUC Advisory Staff, the Office of the Public Advocate, WPS Energy Services, Inc. and MPS. On June 24, 2003, the parties submitted a Stipulation to the MPUC. The MPUC issued an Order Approving Stipulation in this matter on July 24, 2003, which approved a partial waiver of the requirements of Chapter 304 (the “304 Order”) and resolved all issues in this matter. Under the provisions of the 304 Order, MPS is exempted from the employee sharing provisions of Chapter 304 of the Commissions Rules subject to certain specified conditions. The exemptions and waivers granted in the 304 Order are expressly contingent on the condition that EA cease marketing in MPS’s service territory effective March 1, 2003. The 304 Order also provides that the parties to the proceeding may revisit the matter in the event EA should subsequently elect to re-enter the northern Maine retail electricity market in the future. In connection with it’s announced intent to withdraw from the retail electricity markets in northern Maine EA has ceased all of its energy marketing activities in MPS’ service territory effective March 1, 2003. As noted, it will serve the remaining terms of existing contracts within northern Maine, which will expire March 1, 2004.

3. SEGMENT INFORMATION

The Company operates in three segments, with MPS providing regulated transmission and distribution services, EA performing unregulated power marketing services and MAM providing corporate oversight functions. The table below summarizes segment activity for the three and nine months ended September 30, 2003, and 2002.

The Company’s reportable segments include the electric utility portion of the business—MPS and its inactive wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, (“ME&NB”), the energy marketing portion of the business—EA, and the holding company—MAM. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled $52,000 and $639,000 for the three and nine months ended September 30, 2003, respectively, classified as unregulated operations and maintenance. MAM provides certain administrative support services to MPS and EA, and MPS provides certain support services to MAM and EA, which are billed to the respective entities at cost, based on a combination of direct charges and allocations. The Company is organized based on products and services.

	Three Months Ended (Dollars in Thousands)
	September 30, 2003					September 30, 2002

	MAM	EA	MPS	Elim*	Total	MAM	EA	MPS	Elim*	Total
Operating Revenues	0	1,288	6,826	(3)	8,111	0	1,989	6,585	(2)	8,572
EA SOS Margin	0	0	0	0	0	0	5,564	0	0	5,564

Total Revenues	0	1,288	6,826	(3)	8,111	0	7,553	6,585	(2)	14,136

Unregulated Energy
Supply	0	1,169	0	(3)	1,166	0	1,467	0	(3)	1,464
Operations &
Maintenance (O&M)
Regulated	0	0	2,834	(11)	2,823	0	0	3,256	(12)	3,244
Unregulated	193	279	52	(20)	504	0	390	0	0	390
Amortization -
Stranded Cost	0	0	2,253	0	2,253	0	0	2,184	0	2,184
Amortization - Other	0	0	52	0	52	0	0	59	0	59
Depreciation	0	2	662	0	664	0	2	623	0	625
Other O&M	0	9	344	0	353	0	11	332	0	343
Income Taxes	(75)	(67)	113	0	(29)	0	2,267	(43)	0	2,224

Total Operating
Expenses	118	1,392	6,310	(34)	7,786	0	4,137	6,411	(15)	10,533

Operating Income	(118)	(104)	516	31	325	0	3,416	174	13	3,603
Interest Income	0	16	1	(11)	6	0	27	13	0	40
Equity in Net Income
of JV's	0	0	103	(40)	63	0	0	51	0	51
Other Income &
Deductions	0	(5)	(74)	(31)	(110)	0	(11)	(23)	(13)	(47)

Income Before
Interest Charges	(118)	(93)	546	(51)	284	0	3,432	215	0	3,647
Interest Charges	0	0	30	(11)	19	0	0	125	0	125

Net Income	(118)	(93)	516	(40)	265	0	3,432	90	0	3,522

* Reconciling Eliminations -12-

	Nine Months Ended (Dollars in Thousands)
	September 30, 2003					September 30, 2002

	MAM	EA	MPS	Elim*	Total	MAM	EA	MPS	Elim*	Total
Operating Revenues	0	4,775	22,733	(8)	27,500	0	5,036	22,587	(4)	27,619
EA SOS Margin	0	0	0		0	0	5,976	0		5,976

Total Revenues	0	4,775	22,733	(8)	27,500	0	11,012	22,587	(4)	33,595

Unregulated Energy
Supply		4,067	0	(8)	4,059		3,985	0	(5)	3,980
Operations &
Maintenance (O&M)
Regulated	0	0	8,751	(34)	8,717	0	0	8,808	(36)	8,772
Unregulated	193	801	639	(20)	1,613	0	1,058	0	0	1,058
Amortization -
Stranded Cost	0	0	6,926	0	6,926	0	0	6,827	0	6,827
Amortization - Other	0	0	155	0	155	0	0	177	0	177
Depreciation	0	6	1,988	0	1,994	0	6	1,777	0	1,783
Other O&M	0	33	1,059	0	1,092	0	42	1,015	0	1,057
Income Taxes	(75)	(51)	992	0	866	0	2,357	1,362	0	3,719

Total Operating
Expenses	118	4,856	20,510	(62)	25,422	0	7,448	19,966	(41)	27,373

Operating Income	(118)	(81)	2,223	54	2,078	0	3,564	2,621	37	6,222

Interest Income	0	47	9	(25)	31	0	78	49	0	127
Equity in Net Income
of JV's	0	0	240	(40)	200	0	0	211	0	211
Other Income &
Deductions	0	(19)	(193)	(54)	(266)	0	(46)	(45)	(37)	(128)
Income Before
Interest Charges	(118)	(53)	2,279	(65)	2,043	0	3,596	2,836	0	6,432
Interest Charges	0	0	99	(25)	74	0	6	401	0	407

Net Income	(118)	(53)	2,180	(40)	1,969	0	3,590	2,435	0	6,025

Total Assets as of
September 30,					134,364					142,428

* Reconciling Eliminations -13-

4. REGULATORY MATTERS

Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan:

As reported in prior MPS and MAM quarterly reports on Form 10-Q, and in recent Form 8-Ks, on March 6, 2003, MPS submitted its formal “Request for Approval of Alternate Rate Plan” (“ARP”) (MPUC Docket 2003-85). The proposal is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS’s distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. In accordance with a recently enacted state statute, Maine utilities requesting an ARP must now also file cost of service financial information as part of the ARP proceeding. In connection with this aspect of the ARP review and analysis, MPS has been authorized by, and has received final approval from the MPUC to increase its electric delivery rates. On October 24, 2003, following the entry of a procedural order, discovery, and a public conference, the MPUC approved a final Supplemental Stipulation in connection with this rate increase. As a result, effective November 1, 2003, MPS will increase its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552. This increase includes $685,037 in distribution revenues and $441,515 in transmission revenues. Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS has until December 31, 2003 to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket. The Company is in the process of evaluating this option.

Maine Public Utilities Commission Notices of Inquiry:

As reported in prior MPS and MAM quarterly reports on Form 10-Q, on February 11, 2003, the MPUC initiated a formal Notice of Inquiry (“NOI”) into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region. There have been no material developments in this proceeding during this quarter. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18, 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning “Incentives to Promote Energy Efficiency and Security of the Electric Grid” (MPUC Docket No. 2003-423). The Company provided comments to the MPUC on July 7, 2003. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing:

As previously reported in prior MPS and MAM quarterly reports on Form 10-Q, pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission (FERC) on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the changed Open Access Transmission Tariff (OATT) Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding. In general, MPS is seeking a slight modification to its rate formula under its transmission tariff. MPS is currently engaged in discussions with the parties and FERC staff to resolve all outstanding issues in the filing with the objective of reaching a settlement agreement. The probability of success of this collaborative effort is unknown at this time; however the Company expects to resolve the matter and reach a settlement agreement prior to the close of calendar year 2003.

5. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in Operating Expenses reflect taxes applicable to revenues and expenses allowable for ratemaking purposes for regulated activities and unregulated activities for EA and MAM. The tax effect of items not included in rate base is allocated as Other Income (Deductions).

	Three Months Ended September 30, (Dollars in Thousands)		Nine Months Ended September 30, (Dollars in Thousands)
	2003	2002	2003	2002

Current income taxes	$(362)	$2,335	$388	$3,333
Deferred income tax	356	(108)	531	478
Investment credits	(7)	(8)	(22)	(23)

Total income taxes	$(13)	$2,219	$897	$3,788

Allocated to:
Operating Income
- Regulated	$114	$(43)	$993	$1,362
- Unregulated	(143)	2,267	(127)	2,357
Other income	16	(5)	31	69

Total	$(13)	$2,219	$897	$3,788

For the nine months ended September 30, 2003, and 2002, the effective income tax rates were 31.3 % and 38.6%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are flow through items, namely Seabrook amortization, which is required by regulation and state income taxes, and adjustments to prior year tax reserves.

The following summarizes accumulated deferred income taxes established on temporary differences under Statement of Financial Accounting Standards No. 109 (“FAS 109”), as of September 30, 2003, and December 31, 2002.

	(Dollars in Thousands)
	September 30, 2003	December 31, 2002

Seabrook	$8,288	$8,428
Property	7,279	7,084
Flexible Pricing Revenue	489	567
Deferred Fuel	5,257	4,162
Generating asset sale	(8)	(178)
W-S Power Purchase Agreement Restructuring	1,881	2,315
OCI - Interest Rate Hedge	(669)	0
Rate Case Items	329	0
Pension and post-retirement benefits	(729)	(478)
Other	16	371

Net accumulated deferred income taxes	$22,133	$22,271

6. MAINE YANKEE

As previously reported in prior MPS and MAM quarterly reports on Form 10-Q, MPS owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant in Wiscasset, Maine that has ceased power operations and is now in the final stages of decommissioning.

In accordance with its 1999 FERC rate case settlement, on October 21, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities are expected to be nearing completion. The filing contains a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing MY also requests a change in its billing formula and an increase in the level of collection for certain postretirement benefits. To meet these needs, MY proposes to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. MY believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding. If approved by FERC, MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission approved Maine Yankee’s License Termination Plan (“LTP”). The LTP was approved without any unexpected conditions. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its Common Stock periodically through 2008.

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received

September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	150,110	July 11, 2002
September 26, 2002	33,900	1,695	225,166	October 4, 2002
December 18, 2002	33,800	1,690	224,502	January 9, 2003

	165,500	8,275	$1,099,262

There have been no other material developments in connection with this matter during the previous quarter.

7. STOCK COMPENSATION PLAN

Upon approval by Maine Public Service Company’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). Effective June 30, 2003, pursuant to the Agreement and Plan of Merger among MPS and MAM, the outstanding shares of Common Stock, $7.00 par value, of MPS were exchanged automatically on a share-for-share basis of Common Stock, $7.00 par value of MAM, and MPS became a subsidiary of MAM. Accordingly, all stock offered under the Maine Public Service Company 2002 Stock Option Plan will be shares of MAM Common Stock under the Maine & Maritimes Corporation 2002 Stock Option Plan.

The Plan provides designated employees of the Company and its subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board, who are not employees of the Company or any subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares, which may be issued under the plan pursuant to incentive stock options, shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is 10 years and a three-year vesting schedule is followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The effect of the grants on compensation expense for the quarter ended September 30, 2003, was immaterial.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants: dividend yield of 4.6%; expected volatility of 20 percent, risk-free interest rate of 3.0%; and expected lives of 7 years.

A summary of the status of the Company’s stock option plan as of September 30, 2003, and changes during the quarter then ended is presented below:

Options	Shares (000)	Exercise Price
Outstanding at July 1, 2003	5,250	$ 30.45
Granted	5,250	$ 32.51
Exercised	0
Forfeited	0

Outstanding at September 30, 2003	10,500	$ 31.48

Options exercisable at September 30, 2003	0

Weighted-average fair value of options granted to date	6.62

The following table summarizes information about fixed stock options outstanding at September 30, 2003:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 09/30/03	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 09/30/03	Weighted-Average Exercise Price

$30.45-32.51	10,500	9.2 Years	$31.48	0	0

8. NEW ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” The provisions have far-reaching effects and will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The transitional disclosures are required for financial statements issued after February 1, 2003. FIN 46 is effective and required to be applied to entities that existed prior to February 1, 2003 for the first interim period ending after December 15, 2003. For entities created after January 31, 2003, FIN 46 is effective and required to be applied. The Company does not expect the adoption of this statement will have a material impact on the Company based on its current structure.

On April 30, 2003, the FASB issued Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity’s classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity’s own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of this statement did not have a material impact on the Company.

9. COMMITMENTS AND CONTINGENCIES

The Company does not have any variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” promulgated on January 17, 2003 and discussed in the Company’s report on Form 10-Q for the quarter ended June 30, 2003. Except for operating leases used for office and field equipment, vehicles, and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“FAS 13”), “Accounting for Leases” the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the three months ended September 30, 2003, and 2002:

	(Dollars in Thousands) Three Months Ended September 30,
	2003	2002

Office Equipment	15	12
Vehicles	1	1
Computer Hardware and Software	47	47

Total	63	60

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

MPS has three issues of long-term debt with variable interest rates, as discussed in detail in MPS’s 2002 Annual Report, which includes MPS’s 2002 Form 10-K. Pursuant to its rate order in MPUC Docket 2003-85, as more fully explained in Note 4, “Regulatory Matters,” MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine (“FAME”), 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68% respectively.

At the end of the third quarter of 2003, the fair value of these qualified cash flow hedges was ($1,677,000), reflecting a 48-52 basis point drop in swap rates since the execution date. Since September 9, 2003, the difference between the fixed rates and the underlying variable rates on the issues of approximately $57,000 was charged to operating income in September 2003. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward variable debt pressures. The loss in fair value on the interest rate swaps noted above less the deferred tax of $669,000 has been recorded as Other Comprehensive Income (Loss). Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless shareholder’s common equity falls below the minimum allowable 48 percent and maximum allowable 51 percent as set by the MPUC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Forward-Looking Statements

The discussion below may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance of our plans and objectives, such as expected future revenues from Energy Atlantic. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; technology displacement; consumer decisions; and the decommissioning cost of Maine Yankee.

Results of Operations

For the third quarter of 2003, the Company earned revenue from the transmission and distribution (T&D) operations of Maine Public Service Company, as well as the activities of its wholly owned unregulated marketing subsidiary, Energy Atlantic, LLC (EA). MPS’s wholly owned unregulated Canadian subsidiary, ME&NB is inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of “Core T&D” below.

Net income and earnings per share for the three months ended September 30, 2003, along with the corresponding information for same period of the previous year are as follows:

	(Dollars in Thousands) Three Months Ended September 30,

	2003	2002

Net Income

- MAM	$(118)	$0

- MPS Core T&D	476	90

- EA	(93)	3,432

Total Company	$265	$3,522

Earnings Per Share

Total Company	$.17	$2.24

For the quarter ended September 30, 2003, net income was $265,000, $.17 per share, compared to net income of $3,522,000, $2.24 per share, for the third quarter of 2002. EA recorded a net loss of $93,000, $.06 per share, for the third quarter of 2003, compared to 2002 net income of $3,432,000, $2.18 per share. The decrease in net income was primarily due to the final settlement with its energy supplier for SOS in CMP’s service territory and the gradual termination of service as contracts expire in northern Maine. The current standard offer pricing in Maine along with increased credit requirements associated with acquiring wholesale electricity supply has hampered EA in competing for sales. As mentioned in previous filings, EA recognized net income of approximately $3,087,000, $1.96 per share, from the settlement and the reversal of certain regulatory assessments pursuant to the agreement with the supplier.

MPS’s core T&D business contributed net income of $476,000, $.30 per share, in the third quarter of 2003 compared to net income of $90,000, $.06 per share, in the third quarter of 2002. As mentioned previously, MAM began operations in the third quarter of 2003 and incurred a loss of $118,000, $.07 per share.

Earnings per share for the three months ended September 30, 2003, was $2.07 per share less than the same quarter in 2002. As mentioned above, $1.96 of the difference is associated with the settlement received by EA during the third quarter of 2002. In addition, EA experienced a decrease in earnings from normal operations of $.28 per share with the loss of SOS in CMP’s service territory on March 1, 2002 as well as the curtailment of service to northern Maine. Rate filings with the MPUC and FERC, advisory services concerning financing strategies and on-going costs associated with Sarbanes-Oxley compliance decreased third quarter 2003 earnings by $.11 per share. As previously mentioned, MAM’s net loss for the third quarter of 2003 was $.07 per share. Depreciation and amortization of stranded costs further reduced earnings by $.04 per share. As a result of the MPUC order in its retail distribution and transmission rate case, see item 1 (a) of the Legal Proceedings Section, MPS was allowed to recognize a regulatory asset and reduce operating expenses for certain voluntary early retirement costs expensed in the fourth of 2002, which increased earnings by $.15 per share. Ongoing efforts to contain costs positively impacted the transmission and distribution utility, resulting in an increase of $.10 per share. A reduction in interest rates and an increase in carrying charges on stranded investment increased earnings by $.04 per share, while an increase in MPS operating revenues increased earnings by $.09 per share.

Consolidated operating revenues for the quarters ended September 30, 2003, and 2002, are as follows:

	2003		2002

(Dollars in Thousands)	$	MWH	$	MWH

Maine Public Service (MPS)
- Retail	6,481	131,201	6,183	128,306
- Other Revenues	342	0	400	0

Total Regulated	6,823	131,201	6,583	128,306

Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,288	23,536	1,989	36,747
- Wholesale and Standard Offer Margin	0	0	5,564	152,153

Total Unregulated	1,288	23,536	7,553	188,900

Totals	8,111	154,737	14,136	317,206

MPS retail MWH sales volume increased by 2.3% (2,895 MWH). Increases in sales to residential customers of 4.9% (1,915 MWH), and to medium and small commercial customers of 3.2% (1,489 MWH) were offset by a reduction in sales to large commercial customers of 1.2% (512 MWH), reflecting a softening trend in the wood products sector. The $58,000 decrease in Other Revenues is due to a decrease in unbilled revenue, as well as reduced wheeling revenues associated with the closure of the Boralex Ashland generating plant.

As previously mentioned, EA’s wholesale and standard offer margin of $5,564,000 in the third quarter of 2002 included the final settlement on the SOS arrangement in CMP’s service territory. Competitive energy supply revenue has decreased by $701,000 due to the gradual termination of service in northern Maine as contracts expire, and adjustments in unbilled revenue.

For the quarters ended September 30, 2003, and 2002, total operating expenses were $7,786,000 and $10,533,000 respectively. Much of the decrease in total operating expenses is attributable to the reduction in income taxes, principally the income taxes of $2,049,000 associated with EA’s settlement discussed above. Other significant charges are discussed below.

Energy supply expenses for EA were as follows:

	2003		2002

(Dollars in Thousands)	$	MWH	$	MWH
Energy Supply - Unregulated
EA Competitive Energy Supply	1,166	23,536	1,456	36,747
EA Standard Offer Service	0	0	0	152,153
EA Wholesale	0	0	8	0

Total	1,166	23,536	1,464	188,900

Compared to the third quarter of 2002, CES purchases by EA in the second quarter of 2003 decreased by $290,000 reflecting the 13.211 MWH decrease in CES purchases.

MAM’s, MPS’s T&D, and EA’s operation and maintenance expenses, as well as stranded costs for the quarters ended September 30, 2003, and September 30, 2002, are as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002	Increase (Decrease)

Operation and Maintenance - Regulated (MPS)
Transmission and Distribution	$ 836	$ 891	$ (55)
Customer Accounting and General Administrative	1,987	2,353	(366)

Regulated O & M	2,823	3,244	(421)
Operation and Maintenance - Unregulated (MPS)	214	0	214
Operation and Maintenance - Unregulated (EA)	290	390	(100)

Total Operation and Maintenance	$ 3,327	$ 3,634	$ (307)

Stranded Costs
Wheelabrator-Sherman	$ 2,281	$ 2,084	$ 197
Maine Yankee	708	716	(8)
Seabrook	278	278	0
Deferred Fuel and Special Discounts	(1,014)	(253)	(761)
Amortization of Gain from Asset Sale	0	(641)	641

Total Stranded Costs	$ 2,253	$ 2,184	$ 69

MPS’s operating and maintenance expenses for the third quarter of 2003 were $2,823,000, a decrease of $421,000 from the same quarter in 2002. Transmission and distribution expense decreased by $55,000 to $836,000 for the three months ended September 30, 2003, compared to $891,000 for the same period in 2002. This decrease is attributable to the reduction in contractors used for tree trimming. Customer accounting and general administrative expenses were $2,353,000 for the third quarter of 2002, compared to $1,987,000 for the third quarter of 2003, a decrease of $366,000. As a result of a MPUC order in its rate case, MPS was allowed to recognize a regulatory asset and reduce operating expenses by $402,000 for certain voluntary early retirement costs expensed in the fourth quarter of 2002. This decrease in operating expenses was offset principally by expenses associated with rate filings with the MPUC and FERC, advisory services concerning financing strategies and on-going costs associated with Sarbanes-Oxley compliance.

Operation and maintenance expenses for the third quarter of 2003 decreased for EA by $100,000, to $290,000 from $390,000 for the same quarter of 2002. This decrease is principally attributable to the reduction in employees and the resulting reduction in salaries and benefits. During the third quarter of 2003, MAM incurred $214,000 in expenses associated with unregulated business activities.

MPS recognized $2,253,000 of stranded costs in the third quarter of 2003, compared to $2,184,000 in the third quarter of 2002. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, in accordance with the MPUC’s treatment of W-S as stranded costs as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply. The increase in amortization of stranded costs of $69,000 reflects an increase in net W-S costs of $197,000, a $8,000 decrease in Maine Yankee decommissioning expense, a $761,000 decrease in deferred fuel and special discounts recognized in current rate recovery, and a $641,000 increase for the recognition of the generation asset sale.

Energy Atlantic Operations

EA’s net loss for the third quarter of 2003 was $93,000 compared to a net income of $3,432,000 for the third quarter of last year. EA’s third quarter, 2002 net income reflects the final settlement with its energy supplier for Standard Offer Service in CMP’s service territory. As mentioned in previous filings, EA recognized net income of approximately $3,087,000 from the settlement and the reversal of certain regulatory assessments pursuant to the agreement with the supplier. EA’s third quarter, 2003 loss reflects the gradual termination of service as contracts expire in northern Maine. The Company believes that the current standard offer pricing in Maine, the lack of wholesale choices and liquidity within northern Maine, and the increased credit requirements associated with acquiring wholesale electricity supply have hampered EA in competing for sales. The Company maintains a conservative risk management philosophy and has limited the transactions EA can undertake as a buyer or seller in order to limit and mitigate potential transactional risk exposures.

Energy Atlantic’s sales can be classified into two general categories: Standard Offer Service (“SOS”) sales in Central Maine Power Company’s (“CMP”) service territory which expired February 28, 2002, and Competitive Energy Supply (“CES”) sales to individual retail customers within certain regions of the State of Maine. Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the “Agreement”) with Engage Energy America, LLC (“Engage”), which also expired February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.

EA has a contract for 40% of the output of the Wheelabrator-Sherman (“W-S”) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS’s service territory. This contract is a take-or-pay contract, which carries more counter-party risk than others entered into by EA. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company’s service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power’s avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing (“DETM”) for electricity in CMP’s service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM. This guarantee was renewed in September 2002, for an additional year. Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA’s commitment to maintain a $1 million ($1,000,000) minimum bank account balance, which is reflected as Restricted Cash on the Balance Sheet.

The following illustrates each type of EA’s risk exposure related to these contracts for supply and sales:

-	Counter-party risk includes the possibility of the other parties’ failure to fulfill their contractual obligations to EA such as:

a)	Deliverability risk, referring to EA not being able to serve contracted load due to the supplier’s failure to provide energy.

b)	Transmission risk, indicating EA’s reliance on the utilities, such as MPS and CMP, to physically transport energy to EA’s customers.

c)	Credit risk exposure, depending on EA’s customers’ ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

-	Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied, or (2) the existing customer load deteriorated and NB Power could not buy the excess power from W-S, as contracted.

-	Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements. One of EA’s suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

-	Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate.

With the expiration of EA’s sales of SOS in CMP’s service territory in February of 2002, EA’s revenues and net income have been adversely impacted. In 2002, EA realized SOS margin in CMP’s service territory of approximately $5.8 million. The Company continues to review EA’s current and future business model, which may include a possible exit from the CES market in part or in whole, a potential sale of the subsidiary, a refinement of its market area, and/or expansion into other product and service lines. The Company has not determined which strategy will be used going forward. However, it has targeted the fourth quarter of 2003 as the timeframe for adoption and implementation of one of possible strategic alternatives.

On February 24, 2003, EA announced its intent to withdraw from retail electricity markets in northern Maine. The reasons included concerns over a lack of risk-adjusted profitability in that market, the lack of price-differentiated electric products within the Maritimes and the region administered by the Northern Maine Independent System Administrator, and an overall illiquidity of the wholesale power market in the region, as well as other factors. EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004. CES sales in northern Maine were approximately $5 million for the year ended December 31, 2002 and $4 million for the nine months ended September 30, 2003. EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company’s service territory.

In connection with MPS’s reorganization and EA’s withdrawal from retail electricity markets in northern Maine, MPS filed with the MPUC on February 21, 2003, an “Application for Exemption of Chapter 304” to exempt MPS and EA from certain management restrictions. These restrictions had been imposed to allow EA to engage in energy marketing activities within MPS’s service territory. A series of settlement conferences were held between the MPUC Advisory Staff, the Office of the Public Advocate, WPS Energy Services, Inc. and MPS. On June 24, 2003, the parties submitted a Stipulation to the MPUC. The MPUC issued an Order Approving Stipulation in this matter on July 24, 2003, which approved a partial waiver of the requirements of Chapter 304 (the “304 Order”) and resolved all issues in this matter. Under the provisions of the 304 Order, MPS is exempted from the employee sharing provisions of Chapter 304 of the Commissions Rules subject to certain specified conditions. The exemptions and waivers granted in the 304 Order are expressly contingent on the condition that EA cease marketing in MPS’s service territory effective March 1, 2003. The 304 Order also provides that the parties to the proceeding may revisit the matter in the event EA should subsequently elect to re-enter the northern Maine retail electricity market in the future. In connection with it’s announced intent to withdraw from the retail electricity markets in northern Maine EA has ceased all of its energy marketing activities in MPS’ service territory effective March 1, 2003. As noted, it will serve the remaining terms of existing contracts within northern Maine, which will expire March 1, 2004.

Liquidity

Net cash flows from operating activities for the first nine months of 2003 were $3,045,000 with net income of $1,969,000. The deferral of $3,630,000 of current Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery accounted for the biggest reduction in operating cash flows. For the nine months ended September 30, 2003, dividend payments were $2,330,000, while scheduled sinking fund payments of $2,425,000 were offset by short-term borrowings of $50,000. On February 25, 2003, the MPUC granted MPS the right to participate in a $4 million inter-company revolving credit agreement with EA. As of September 30, 2003, MPS had an outstanding balance of $2.5 million under this loan agreement. During the first nine months of 2003, MPS invested $3,523,000 in electric plant with $1,482,000 withdrawn from the tax-exempt bonds trust account. In addition, MPS received $224,000 for the partial redemption of its Maine Yankee Common Stock.

For the first nine months of 2002, net cash flow from operating activities was $8,165,000 based on net income of $6,025,000. The significant increase in net income reflects EA’s settlement as previously discussed. For the first nine months of 2002, $2,331,000 of the gain for the 1999 sale of the generating assets was recognized and $1,005,000 of the 2000 NEIL insurance refund from Maine Yankee did not contribute to operating cash flows. For the period, dividend payments were $1,652,000. Long-term debt was reduced by $585,000 via sinking fund payments, and short-term borrowings were reduced by $100,000. During the first nine months of 2002, $4,697,000 was invested in electric plant with $2,281,000 withdrawn from the tax-exempt bond trust account for qualifying facilities. During the period, a stock redemption by Maine Yankee contributed $150,000 to cash flows.

Revolving Credit Agreement and Letters of Credit Extensions

On May 23, 2002, MPS’s $6 million revolving credit agreement with two participating banks was extended until June 8, 2004. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of September 30, 2003, MPS was in compliance with these covenants.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at September 30, 2003, and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series placed in trust and drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property and, as of September 30, 2003, approximately $0.6 million is available. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York separately issued its direct pay letters of credit (“LC’s”) for the benefit of the holders of each series of bonds. Both LC’s were due to expire in June 2002, and were extended to June 8, 2004. In addition, MPS issued $14.4 million in Second Mortgage Bonds due 2021, to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

On October 1, 2003, MPS executed an additional $3 million line of credit with the Bank of New York. This new facility is unsecured and will expire on March 29, 2004. Interest rates on the new facility are comparable to the rates on the existing revolving credit agreement. The additional facility provides an additional source of short-term borrowings in the event required borrowings exceed the existing revolving credit agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (TBD)

(a) Until September 9, 2003, MPS had interest rate risk with three variable rate debt issues, for purposes other than trading. These issues are discussed in detail in MPS’s 2002 Annual Report, which includes MPS’s 2002 Form 10-K. The discussion occurs in Note 11, SFAS No. 133, of the Notes to Consolidated Financial Statements. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues.

(b) The Company’s unregulated energy marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as counter-party, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk as noted above. EA seeks to assure that risks are identified, evaluated and actively managed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer have implemented new disclosure controls and procedures. Based on their evaluation of these disclosure controls and the procedures, as of the end of the period covered by this Form 10-Q, as evidenced by the certifications attached as Exhibit 31 to this Form 10-Q, the aforementioned officers have concluded that the controls are working effectively.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, or in other factors that could significantly offset this internal control. There were also no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan.

As reported in prior MPS and MAM quarterly reports on Form 10-Q, on March 6, 2003, MPS submitted its formal “Request for Approval of Alternate Rate Plan” (“ARP”) (MPUC Docket 2003-85). The proposal is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS’s distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. In accordance with a recently enacted state statute, Maine utilities requesting an ARP must now also file cost of service financial information as part of the ARP proceeding. In connection with this aspect of the ARP review and analysis, MPS has been authorized by, and has received final approval from the MPUC to increase its electric delivery rates. On October 24, 2003, following the entry of a procedural order, discovery, and a public conference, the MPUC approved a final Supplemental Stipulation in connection with this rate increase. As a result, effective November 1, 2003, MPS will increase its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552. This increase includes $685,037 in distribution revenues and $441,515 in transmission revenues. Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS has until December 31, 2003 to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket. The Company is in the process of evaluating its options to proceed or withdraw from the proceedings.

(b) Maine Public Utilities Commission Notices of Inquiry.

As reported in prior MPS and MAM quarterly reports on Form 10-Q, on February 11, 2003, the MPUC initiated a formal Notice of Inquiry (“NOI”) into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region. There have been no material developments in this proceeding during this quarter. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning “Incentives to Promote Energy Efficiency and Security of the Electric Grid” (MPUC Docket No. 2003-423). The Company provided comments to the MPUC on July 7, 2003. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

(c) Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing.

As previously reported in prior MPS quarterly reports on Form 10-Q, pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission (“FERC”) on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003 the changed Open Access Transmission Tariff (“OATT”) Formula Rate charges that MPS proposed to apply on June 1, 2003 together with back-up materials. On June 1, 2003 the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding. In general, MPS is seeking a slight modification to its rate formula under its transmission tariff. MPS is currently engaged in discussions with the parties and FERC staff to resolve all outstanding issues in the filing with the objective of reaching a settlement agreement. The probability of success of this collaborative effort is unknown at this time; however the Company expects to resolve the matter and reach a settlement agreement prior to the close of calendar year 2003.

Item 2. Changes in Securities

All outstanding shares of Common Stock of the Company outstanding as of July 1, 2003, issued on June 30, 2003, pursuant to the reorganization, in exchange for the outstanding shares of common stock of MPS.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following Forms 8-K were filed for Maine & Maritimes Corporation:

August 14, 2003 – Press release titled “Maine & Maritimes Corporation Announces Second Quarter Results.”

September 5, 2003 – Reporting on the declaration of a regular quarterly dividend by the Board of Directors and designation of Michael W. Caron as the Company’s Audit Committee Financial Expert.

September 5, 2003 – Reporting that the Company’s wholly-owned electric transmission and distribution utility, Maine Public Service Company, has been authorized by the Maine Public Utilities Commission to increase its electric delivery rates.

September 10, 2003 – Reporting on the implementation of a long-term interest rate stabilization program through the execution of interest rate swaps.

October 1, 2003 – Providing the Interim report to Stockholders dated October 1, 2003, presenting financial results through August 31, 2003.

October 30, 2003 – Reporting Maine & Maritimes Subsidiary, Maine Public Service Company, received final approval from the Maine Public Utilities Commission to increase its electric delivery rates.

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date: November 14, 2003,

/s/ Larry E. LaPlante

Larry E. LaPlante
Vice President, Controller and Chief Accounting Officer