Form 10-Q
period 2004-03-31
MAINE & MARITIMES CORP
filed 2004-05-14
CIK 1222497

------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

          ( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      -OR-

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

                         Commission File No. 333-103749

                          MAINE & MARITIMES CORPORATION

                               A Maine Corporation

                  I.R.S. Employer Identification No. 30-0155348

                   209 STATE STREET, PRESQUE ISLE, MAINE 04769

                                 (207) 760-2499
                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Common Stock, $7.00 par value - 1,580,701 shares
   --------------------------------------------------------------------------

----------------------------------------------------------------------
                          Glossary of Terms

---------------- -----------------------------------------------------
AFUDC            Allowances for the cost of equity and borrowed
                 funds used during construction
---------------- -----------------------------------------------------
AMEX             American Stock Exchange
---------------- -----------------------------------------------------
APBO             Accumulated Pension Benefit Obligation
---------------- -----------------------------------------------------
ARP              Alternative Rate Plan
---------------- -----------------------------------------------------
BHE              Bangor Hydro Electric Company
---------------- -----------------------------------------------------
CES              Competitive Energy Supplier
---------------- -----------------------------------------------------
CMLTD            Current Maturities Long-Term Debt
---------------- -----------------------------------------------------
CMP              Central Maine Power Company
---------------- -----------------------------------------------------
DETM             Duke Energy Trading and Marketing
---------------- -----------------------------------------------------
DOE              Department of Energy
---------------- -----------------------------------------------------
EA               Energy Atlantic, LLC
---------------- -----------------------------------------------------
Engage           Engage Energy America, LLC
---------------- -----------------------------------------------------
EPS              Earnings Per Share
---------------- -----------------------------------------------------
FAME             Finance Authority of Maine
---------------- -----------------------------------------------------
FAS              Financial Accounting Standards
---------------- -----------------------------------------------------
FASB             Financial Accounting Standards Board
---------------- -----------------------------------------------------
FERC             Federal Energy Regulatory Commission
---------------- -----------------------------------------------------
FIN              FASB Interpretation Number
---------------- -----------------------------------------------------
ISFSI            Independent Spent Fuel Storage Installation
---------------- -----------------------------------------------------
ISO              Independent System Operator
---------------- -----------------------------------------------------
ISO-NE           Independent System Operator - New England
---------------- -----------------------------------------------------
LIBOR            London InterBank Offering Rate
---------------- -----------------------------------------------------
LOC              Letter of Credit
---------------- -----------------------------------------------------
MAM              Maine & Maritimes Corporation
---------------- -----------------------------------------------------
MAMES            Maine & Maritimes Energy Services Company
---------------- -----------------------------------------------------
Maricor          Maricor Ltd.
---------------- -----------------------------------------------------
Me&NB            Maine & New Brunswick Electrical Power Company,
                 Limited
---------------- -----------------------------------------------------
MEPCO            Maine Electric Power Company, Inc.
---------------- -----------------------------------------------------
MPS              Maine Public Service Company
---------------- -----------------------------------------------------
MPUC             Maine Public Utilities Commission
---------------- -----------------------------------------------------
MPUFB            Maine Public Utility Financing Bank
---------------- -----------------------------------------------------
MW               Megawatt
---------------- -----------------------------------------------------
MWH              Megawatt hour
---------------- -----------------------------------------------------
NEPOOL           New England Power Pool
---------------- -----------------------------------------------------
NMISA            Northern Maine Independent System Administrator
---------------- -----------------------------------------------------
NOI              Notice of Inquiry
---------------- -----------------------------------------------------
NPCC             Northeastern Power Coordinating Council
---------------- -----------------------------------------------------
NRC              Nuclear Regulatory Commission
---------------- -----------------------------------------------------
NUG              Non-Utility Generator
---------------- -----------------------------------------------------
OATT             Open Access Transmission Tariff
---------------- -----------------------------------------------------
PBR'S            Performance Based Rates
---------------- -----------------------------------------------------
PCB              Poly Chlorinated Bi-phenol
---------------- -----------------------------------------------------
PPA              Power Purchase Agreement
---------------- -----------------------------------------------------
PURPA            Public Utilities Regulatory Policy Act
---------------- -----------------------------------------------------
PWC              PricewaterhouseCoopers
---------------- -----------------------------------------------------
QF               Qualifying Facility
---------------- -----------------------------------------------------
ROCE             Return on Capital Employed
---------------- -----------------------------------------------------
RTO              Regional Transmission Organization
---------------- -----------------------------------------------------
SAM              Strategic Asset Management
---------------- -----------------------------------------------------
SCADA            Supervisory Control and Data Acquisition
---------------- -----------------------------------------------------
SEC              Securities and Exchange Commission
---------------- -----------------------------------------------------
SFAS             Statement of Financial Accounting Standards
---------------- -----------------------------------------------------
SOS              Standard Offer Service
---------------- -----------------------------------------------------
T&D              Transmission and Distribution
---------------- -----------------------------------------------------
VEBA             Voluntary Employee Benefit Association
---------------- -----------------------------------------------------
VERP             Voluntary Employee Retirement Program
---------------- -----------------------------------------------------
WPS-PDI          WPS - Power Development, Inc.
---------------- -----------------------------------------------------
WS               Wheelabrator-Sherman
---------------- -----------------------------------------------------

                                                                       Form 10-Q

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation and Subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter ended March 31, 2004, and for the corresponding period of the preceding year; (2) an unaudited consolidated balance sheet as of March 31, 2004; (3) an audited consolidated balance sheet as of December 31, 2003, the end of Maine & Maritimes Corporation's preceding fiscal year; and (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2004, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and Subsidiaries at March 31, 2004, and December 31, 2003; the results of their operations for the three months ended March 31, 2004 and 2003; and their cash flows for the three months ended March 31, 2004, and 2003.

MAM is the parent holding company for Maine Public Service Company ("MPS"), Energy Atlantic, LLC ("EA"), and Maine & Maritimes Energy Services Company ("MAMES"). Maine & New Brunswick Electrical Power Company, Limited ("Me&NB"), is a wholly-owned Canadian subsidiary of MPS. MAMES (dba "The Maricor Group") is the parent company of Maricor Ltd ("Maricor"), also a wholly-owned Canadian subsidiary. General descriptions of these companies and subsidiaries are as follows:

o MPS is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine.
o Maine & New Brunswick Electrical Power Company, Limited, an inactive Canadian subsidiary of MPS, formerly owned MPS's Canadian electric generation assets.
o Energy Atlantic, LLC is a licensed, but currently inactive Competitive Energy Supplier ("CES") of retail electricity and formerly served the northern and central regions of the state of Maine.
o Maine & Maritimes Energy Services Company (dba "The Maricor Group") is a development, engineering, energy efficiency and asset management firm focused on markets in the United States providing fee-for-service mechanical and electrical engineering services.
o Maricor Ltd is a Canadian subsidiary of Maine & Maritimes Energy Services Company, whose principal business is primarily the delivery of similar products and services as MAMES, but in Canadian markets.



                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                                                             Three Months Ended March 31,
                                                                                             -----------------------------
                                                                                                  2004           2003
                                                                                             -------------    ------------

      Operating Revenues
        Regulated                                                                                 $10,208          $9,580
        Unregulated                                                                                   290               0
                                                                                             -------------    ------------
                Total Revenues                                                                     10,498           9,580
                                                                                             -------------    ------------

      Operating Expenses
         Regulated Operation & Maintenance                                                          3,250           2,765
         Unregulated Operation & Maintenance                                                          605               0
         Depreciation                                                                                 634             663
         Amortization of Stranded Costs                                                             2,264           2,448
         Amortization                                                                                  19              51
         Taxes Other Than Income                                                                      366             357
         Provision for Income Taxes - Regulated                                                     1,282           1,091
         Benefit of Income Taxes - Unregulated                                                      (118)               0
                                                                                             -------------    ------------
                Total Operating Expenses                                                            8,302           7,375
                                                                                             -------------    ------------

      Operating Income                                                                              2,196           2,205
                                                                                             -------------    ------------

      Other Income (Deductions)
         Equity in Income of Associated Companies                                                      57              71
         Benefit of (Provision for) Income Taxes - Regulated                                            9            (11)
         Other - Net                                                                                (120)           (271)
                                                                                             -------------    ------------
                Total                                                                                (54)           (211)
                                                                                             -------------    ------------

      Income Before Interest Charges                                                                2,142           1,994
                                                                                             -------------    ------------

      Interest Charges
         Long-Term Debt and Notes Payable                                                             566             355
         Less Stranded Costs Carrying Charges and Allowance for Borrowed Funds Used During
            Construction                                                                            (332)           (299)
                                                                                             -------------    ------------
                Total                                                                                 234              56
                                                                                             -------------    ------------

      Income from Continuing Operations                                                             1,908           1,938

      Discontinued Operations
           (Loss) Income from Discontinued Operations                                               (598)               3
           Income Tax Benefit (Provision)                                                             240             (1)
                                                                                             -------------    ------------
                 (Loss) Income from Discontinued Operations                                         (358)               2

      Net Income Available for Common Stock                                                        $1,550          $1,940
                                                                                             =============    ============

      Average Shares Outstanding (000's)                                                            1,581           1,574

      Basic and Diluted Earnings Per Share of Common Stock from Continuing Operations               $1.21           $1.23
      Basic and Diluted Loss Per Share of Common Stock from Discontinued Operations               ($0.23)           $0.00
                                                                                             -------------    ------------
      Basic and Diluted Earnings Per Share of Common Stock from Net Income                          $0.98           $1.23

      Dividends Declared per Common Share                                                           $0.38           $0.37

                            The accompanying notes are an integral part of these financial statements.







                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)

         ASSETS                                                                       March 31,           December 31,
                                                                                        2004                  2003

         Utility Plant
            Electric Plant in Service                                                       $92,039              $92,055
            Less Accumulated Depreciation                                                    38,138               37,618
                                                                                  ------------------   ------------------
               Net Electric Plant in                                                         53,901               54,437
         Service
            Construction Work-in-Progress                                                     2,366                    8
                                                                                  ------------------   ------------------
                 Total                                                                       56,267               54,445

         Investment in Associated Companies                                                   2,510                2,729
                                                                                  ------------------   ------------------

         Net Utility Plant and Investments in Associated Companies                           58,777               57,174
                                                                                  ------------------   ------------------

         Current Assets
            Cash and Cash Equivalents                                                         3,699                4,344
            Accounts Receivable - Net                                                         6,304                6,032
            Unbilled Revenue                                                                    975                1,199
            Inventory                                                                           705                  695
            Income Tax Refund Receivable                                                          0                  229
            Prepayments                                                                         315                  361
                                                                                  ------------------   ------------------
               Total                                                                         11,998               12,860
                                                                                  ------------------   ------------------

         Regulatory Assets
            Uncollected Maine Yankee Decommissioning Costs                                   17,011               17,771
            Recoverable Seabrook Costs                                                       13,611               13,889
            Regulatory Assets - SFAS 109 & 106                                                6,617                6,648
            Deferred Fuel and Purchased Energy Costs                                         22,147               20,495
            Regulatory Asset - Power Purchase Agreement Restructuring                         3,990                4,353
            Unamortized Premium on Early Retirement of Debt                                   1,445                1,498
            Deferred Regulatory Costs, less accumulated amortization                          1,125                1,392
                                                                                  ------------------   ------------------

               Total                                                                         65,946               66,046
                                                                                  ------------------   ------------------

         Other Assets
            Intangible Assets                                                                   112                  138
            Goodwill                                                                            427                  404
            Unamortized Debt Issuance Costs                                                     632                  625
            Restricted Investment (at cost, which approximates market)                        2,378                2,379
            Miscellaneous                                                                     1,081                1,643
                                                                                  ------------------   ------------------

                 Total                                                                        4,630                5,189
                                                                                  ------------------   ------------------
                                                                                  ------------------   ------------------

         Total Assets                                                                      $141,351             $141,269
                                                                                  ==================   ==================

                            The accompanying notes are an integral part of these financial statements.




                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                         Capitalization and Liabilities
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                             March 31,             December 31,
                                                                               2004                    2003
Capitalization
   Common Shareholders' Equity                                                     $47,595                 $46,984
   Long-Term Debt                                                                   29,230                  29,230
                                                                         ------------------     -------------------
          Total                                                                     76,825                  76,214
                                                                         ------------------     -------------------

Current Liabilities
   Long-Term Debt Due Within One Year                                                1,450                   1,450
   Notes Payable to Banks                                                            4,100                   6,200
   Accounts Payable                                                                  3,882                   3,928
   Accounts Payable - Associated Companies                                             257                      28
   Accrued Employee Benefits                                                         1,124                   1,013
   Customer Deposits                                                                    19                      19
   Taxes Accrued                                                                       911                      20
   Interest Accrued                                                                    119                      35
                                                                         ------------------     -------------------
      Total                                                                         11,862                  12,693
                                                                         ------------------     -------------------

Deferred Credits and Other Liabilities
   Accrued Removal Obligations                                                       4,095                   4,015
   Carrying Value of Interest Rate Hedge                                             1,772                   1,185
   Uncollected Maine Yankee Decommissioning Costs                                   17,011                  17,771
   Income Taxes                                                                     25,153                  25,044
   Accrued Post-retirement Benefits and Pension Costs                                3,685                   3,462
   Investment Tax Credits                                                              152                     160
   Miscellaneous                                                                       796                     725
                                                                         ------------------     -------------------
      Total                                                                         52,664                  52,362
                                                                         ------------------     -------------------

                                                                         ------------------     -------------------
Total Capitalization and Liabilities                                              $141,351                $141,269
                                                                         ==================     ===================









                     The accompanying notes are an integral part of these financial statements.





                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
              Statement of Consolidated Common Shareholders' Equity
                                   (Unaudited)
                             (Dollars in Thousands)



                                                                                    Accumulated
                               Number of Shares                                        Other
                              --------------------  Par Value  Paid-In   Retained  Comprehensive
                               Issued    Treasury    Issued    Capital   Earnings  Income (Loss)    Total
                              ------------------------------------------------------------------------------
Balance, December 31, 2003    1,580,512    ---       $11,064      $165       $36          ($721)   $46,984
                              ------------------------------------------------------------------------------
New Stock Issued                    189                    1         6                                   7
Net Income                                                                 1,550                     1,550
Other Comprehensive Income
(Loss)
 Changes in Value of Foreign
  Exchange Translation Gain
  (Loss)                                                                                        8        8
 Interest Rate Hedge, Net of
   Tax Benefit of $234                                                                      (353)    (353)
Dividend ($0.38 per share)                                                  (601)                    (601)
                              ------------------------------------------------------------------------------
Balance, March 31, 2004       1,580,701       ---     $11,065      $171   $37,425        ($1,066)  $47,595
                              ==============================================================================

































                              The accompanying notes are an integral part of these financial statements.



                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Three Months Ended March 31,
Cash Flow From Operating Activities                                                       2004           2003
     Net Income                                                                            $1,550          $1,940
    Adjustments to Reconcile Net Income to Net Cash
          Provided by (Used For) Operations:
              Depreciation                                                                    636             665
             Amortization                                                                     296             329
             Amortization of Deferred Gain from Asset Sale                                      0           (443)
             Deferred Income Taxes - Net                                                      355            (56)
             Income on Tax-Exempt Bonds-Restricted Funds                                        0             (4)
             Change in Deferred Regulatory and Debt Issuance Costs                        (1,365)           (618)
             Amortization of WS Upfront Payment                                               363             363
             Change in Benefit Obligations                                                    255             308
             Change in Current Assets and Liabilities:
                    Accounts Receivable and Unbilled Revenue                                 (48)           (136)
                    Other Current Assets                                                      265             267
                    Accounts Payable                                                          183             149
                    Accrued Employee Benefits                                                 111           (377)
                    Other Current Liabilities                                                 975           1,063
            Other - Net                                                                       228              41
                                                                                       -----------    ------------
Net Cash Flow Provided By Operating Activities                                              3,804           3,491
                                                                                       -----------    ------------
Cash Flow From Financing Activities
     Dividend Payments                                                                      (601)           (582)
     Retirements of Long-Term Debt                                                              0         (1,800)
     Short-Term Debt Repayments, Net                                                      (2,100)         (2,700)
                                                                                       -----------    ------------
Net Cash Flow Used For Financing Activities                                               (2,701)         (5,082)
                                                                                       -----------    ------------
Cash Flow From Investing Activities
     Drawdown from Tax-Exempt Bond Trust                                                        0             436
     Stock Redemption from Associated Company                                                 200             224
     Investment in Electric Plant                                                         (1,948)         (1,782)
                                                                                       -----------    ------------
Net Cash Flow Used For Investing Activities                                               (1,748)         (1,122)
                                                                                       -----------    ------------
Decrease in Cash and Cash Equivalents                                                       (645)         (2,713)
Cash and Cash Equivalents at Beginning of Period                                            4,344           5,956
                                                                                       -----------    ------------
Cash and Cash Equivalents at End of Period                                                 $3,699          $3,243
                                                                                       ===========    ============
Supplemental Disclosure of Cash Flow Information:
     Cash Paid (Received) During the Period For:
        Interest                                                                             $350            $275
        Income Taxes                                                                       $(160)              $0







                     The accompanying notes are an integral part of these financial statements.


                        NOTES TO CONSOLIDATED STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM") and the following wholly-owned active subsidiaries and affiliates:

- Maine Public Service Company ("MPS"), regulated transmission and distribution company and its wholly-owned inactive Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited., ( "Me&NB" );

- Energy Atlantic, LLC ("EA"), unregulated competitive electricity marketing subsidiary, which was owned by MPS until June 30, 2003 and is now a wholly owned, inactive subsidiary of MAM;

- Maine & Maritimes Energy Services Company ("MAMES") dba "The Maricor Group" and its wholly-owned Canadian subsidiary, Maricor, Ltd, ("Maricor") providing energy management, asset lifecycle management and engineering services.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of MPS. All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM. The reorganization was approved by MPS's shareholders at the annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission ("SEC") had previously accepted MAM's S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003. Amounts shown for the first three months of 2003 were reported by MPS.

MAMES and Maricor were organized on November 6, 2003, and November 12, 2003, respectively. On December 1, 2003, Maricor acquired a mechanical and electrical engineering firm located in New Brunswick, Canada.

All inter-company transactions between MAM and it subsidiaries have been eliminated in consolidation.

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with maturity, when purchased, of three months or less, to be cash equivalents.

Certain reclassifications have been made to the 2003 financial statement amounts in order to conform to the 2004 presentation.

2. DISCONTINUED OPERATIONS - ENERGY ATLANTIC

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market during 1999 and until March 1, 2000, when it began selling energy in the retail electricity market within the state of Maine. The retail market consists of two sectors, Standard Offer Service ("SOS") and Competitive Energy Supply ("CES"). The MPUC requests bids from CES providers for SOS in each utility service territory.

In connection with its prior active operations, EA had previously entered into a contract for 40% of the output of the WS energy facility for the two years beginning March 1, 2002 and expiring on February 29, 2004. The output from this contract amounted to approximately 55,000 MWH annually and was used to provide electricity for additional CES sales within MPS's service territory. This contract was a take-or-pay contract, which carried more counterparty risk than others entered into by EA. To mitigate this risk, EA entered into a contract with NB Power, whereby NB Power committed to buy WS output in excess of load requirements in MPS's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which was intended to reflect NB Power's avoided cost, subject to a floor and ceiling. All output was sold to CES customers, therefore limiting the risk that energy would be sold to NB Power. In addition, NB Power committed to sell electricity to EA when load exceeded WS output at a fixed on and off-peak rate.

In addition, EA had a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM. This guarantee was renewed in September 2002 for an additional year. Effective March 21, 2003, DETM agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance. On January 27, 2004, EA notified DETM in writing of the impending expiration of the Master Service Agreement between EA and DETM on March 1, 2004. This correspondence was to notify DETM of EA's expiration of its commitment to maintain a $1 million ($1,000,000) minimum account balance as credit coverage in connection with EA's suspension of its energy marketing activities. EA continued to serve its existing contracts in northern Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

In connection with its February 21, 2003, announced intent to withdraw from the retail electricity markets in northern Maine, EA has ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the state, effective March 1, 2004. Currently, EA is an inactive subsidiary and management has ceased all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market.

In the first quarter of 2004, the Company recognized a loss from discontinued operations of $0.23 per share for EA, classified as discontinued operations in the statement of consolidated income. This loss includes additional lease expense of $181,000 recognized on the buy-out of a software lease by EA, as well as $172,000 for employee severance payments. The following table summarizes the statement of operations for EA (in thousands):


                                                                       Quarter Ended March 31,

                                                                           2004             2003
        ---------------------------------------------------------------------------------------------
        Revenue                                                                 $562          $1,788
        Expenses                                                             (1,161)         (1,792)
        Other income, deductions and interest                                      1               7
                                                                       --------------    ------------
        Pretax income (loss) from discontinued operations                      (598)               3
        Income taxes                                                             240             (1)
                                                                       --------------    ------------
        Income (loss) from discontinued operations                            ($358)              $2
                                                                       ==============    ============

        Income (loss) per share from discontinued operations
        (basic and diluted)                                                  ($0.23)           $0.00
                                                                       ==============    ============

The major classes of assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets as of March 31, 2004, are as follows (in thousands):

        Assets
        Cash and cash equivalents                                            $1,060
        Accounts receivable                                                     111
        Other assets                                                            403
                                                                         ------------
          Total Assets                                                       $1,574
                                                                         ============

        Liabilities
        Accounts payable                                                       $337
        Other liabilities                                                        36
                                                                         ------------
          Total Liabilities                                                    $373
                                                                         ============



3. SEGMENT INFORMATION

The Company's reportable segments include the electric utility portion of the business--MPS and its inactive wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited., ("ME&NB"), the energy marketing portion of the business--EA, the Maricor Group, which includes Maricor Ltd. and its operating division, Eastcan Consultants, and the holding company--MAM. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled approximately $178,000 for the three months ended March 31, 2003, classified as other income and deductions. MAM provides certain administrative support services to MPS and EA, and MPS provides certain support services to MAM and EA, which are billed to the respective entities at cost, based on a combination of direct charges and allocations. The Company is organized based on products and services.

                                                           Three Months Ended
                                                         (Dollars in Thousands)
                                      March 31, 2004                                March 31, 2003
                       ---------------------------------------------------------------------------------------------
                                          Maricor                                       Maricor
                            EA       MPS   Group   Other*     Total       EA      MPS    Group   Other*     Total
                       ---------------------------------------------------------------------------------------------
Revenue from External
 Customers - Regulated       0    10,209        0      (1)   10,208        0    9,580        0        0     9,580
Revenue from External
 Customers -
 Unregulated                 0         0      290        0      290        0        0        0        0         0
                       ---------------------------------------------------------------------------------------------
   Total Operating
     Revenues                0    10,209      290      (1)   10,498        0    9,580        0        0     9,580
                       ---------------------------------------------------------------------------------------------
Regulated Operation &
 Maintenance                 0     3,250        0        0    3,250        0    2,765        0        0     2,765
Unregulated Operation &
 Maintenance                 0         0      409      196      605        0        0        0        0         0
Depreciation                 0       633        0        1      634        0      663        0        0       663
Amortization of Stranded
 Cost                        0     2,264        0        0    2,264        0    2,448        0        0     2,448
Amortization                 0        19        0        0       19        0       51        0        0        51
Taxes Other than Income      0       366        0        0      366        0      357        0        0       357
Income Taxes                 0     1,282     (40)     (78)    1,164        0    1,091        0        0     1,091
                       ---------------------------------------------------------------------------------------------
Total Operating
   Expenses                  0     7,814      369      119    8,302        0    7,375        0        0     7,375
Operating Income             0     2,395     (79)    (120)    2,196        0    2,205        0        0     2,205
Equity in Income of
Associated Companies         0        59        0      (2)       57        0       71        0        0        71
Benefits of (Provision
   for) Income Taxes -
   Regulated                 0         9        0        0        9        0     (11)        0        0      (11)
Other - Net                  0     (107)      (6)      (7)    (120)        0    (271)        0        0     (271)
                       ---------------------------------------------------------------------------------------------
Income Before Interest
   Charges                   0     2,356     (85)    (129)    2,142        0    1,994        0        0     1,994
                       ---------------------------------------------------------------------------------------------
Interest Charges             0       238        3      (7)      234        0       56        0        0        56
                       ---------------------------------------------------------------------------------------------
Income from Continuing
 Operations                  0     2,118     (88)    (122)    1,908        0    1,938        0        0     1,938
(Loss) Income from
   Discontinued
   Operations            (358)         0        0        0    (358)        2        0        0        0         2
                       ---------------------------------------------------------------------------------------------
 Net Income              (358)     2,118     (88)    (122)    1,550        2    1,938        0        0     1,940
                       =============================================================================================

------------------------
* Other column includes intercompany eliminations and holding company expenses.


4. REGULATORY MATTERS

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004
------------------------------------------------------------------------

     In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS's rates must be changed effective March 1, 2004, to reflect any changes in MPS's stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the "rate effective period" beginning March 1, 2004, and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004, was $11,540,000. Under the approved stipulation MPS's stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS's recoverable stranded costs.

     As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS's stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the "deferred fuel account") during the respective rate effective period at its net of tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003, applied against its unrecovered deferred fuel balance. From November 1, 2003, to December 31, 2003, MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

     During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003, and the balance was recorded on February 29, 2004. The deferred fuel balance as of March 1, 2004, prior to any adjustment is projected to be $18,838,000. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total deferred balance as of March 1, 2004, of $21,734,000. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004, adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

     The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company anticipates that it will record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. The Company anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management is analyzing means to mitigate the impact of this stipulation on future net income and cash flows.

     In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman Contract Buydown shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.

MPUC Request for Approval of Alternative Rate Plan
--------------------------------------------------

     On March 6, 2003, MPS submitted its formal "Request for Approval of Alternate Rate Plan" ("ARP") (MPUC Docket 2003-85). The proposal was a seven-year rate plan for its distribution delivery services and had a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. In accordance with a recently enacted state statute, Maine utilities requesting an ARP must now also file cost of service financial information as part of the ARP proceeding. On September 11, 2003, MPS made a compliance filing consisting of draft rate sheets and associated exhibits pursuant to the requirements of the MPUC's September 3, 2003 procedural order. In the course of the parties' review of this filing, it was discovered that an error had occurred in the development of the transmission component of MPS's retail rates ("TCRR"). The error led to an incorrect allocation of the total Company pro-forma test year revenue between the TCRR and the distribution component of MPS's retail rates ("DCRR"). Specifically, the error caused the TCRR revenue to be higher, and the DCRR revenue to be correspondingly lower, than would have been the case had the error not occurred. On October 17, 2003, MPS and the parties submitted a Supplemental Stipulation which proposed to resolve the TCRR and test year revenue allocation error issues. In connection with this aspect of the ARP review and analysis, MPS was authorized by, and received final approval from the MPUC to increase its electric delivery rates. Following the entry of a procedural order, discovery, and a public conference, by an Order dated October 29, 2003, the MPUC approved a final Supplemental Stipulation in connection with this rate increase. As a result, effective November 1, 2003, MPS increased its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552. This increase includes $685,037 in distribution revenues and $441,515 in transmission revenues. More specifically, under the terms of the Supplemental Stipulation approved by the MPUC, the authorized distribution component of MPS's retail rate increase was reduced from $940,000 to no more than $685,037. In addition, the parties agreed that, following the implementation on November 1, 2003, MPS was to determine the additional revenue it received as a result of an error discovered in the development of the transmission component of MPS's retail rates (the "TCRR error") and submit its calculations to the MPUC and the parties for review, the parties would then collaborate and strive to agree on a calculation of the additional revenues collected as a result of the TCRR error during the period of October 1, 2002 and November 1, 2003 (the "Extra Revenues"), and the proper flow-through of the Extra Revenues (i.e., a methodology for returning or refunding the Extra Revenues to customers). In accordance with the October 29, 2003 MPUC order approving the Supplemental Stipulation, MPS submitted a Transmission Rate Recognition Proposal ("TRRP") to the parties which proposed to resolve the TCRR error, as well as, other refund and deferrals associated with MPS's FERC jurisdictional revenue requirement. The parties and our Advisory Staff held a series of discussions regarding the TRRP. On April 15, 2004, MPS filed a Memorandum Of Understanding ("MOU") entered into between MPS and the parties and supported by the MPUC's advisory staff. Under the terms of the MOU, MPS agreed that as part of its annual OATT Information Filing to be made with FERC in June 2004 (the "June Filing"), MPS will incorporate the TRRP as agreed to in the MOU. The parties agree that they will not contest those portions of MPS's June Filing (and subsequent FERC filings, as applicable) that are consistent with the TRRP. Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS had until December 31, 2003 to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket. On December 29, 2003, MPS withdrew its request for approval for its ARP from the proceedings. On April 30, 2004 the MPUC issued its order approving the final disposition of the matter and closing the docket. A copy of the Stipulation, Supplemental Stipulation and the final orders approving the increase and resolving all issues in the docket may be viewed on the MPUC website at http://www.state.me.us/mpuc/.

FERC Open Access Transmission Tariff ("OATT") Filing
----------------------------------------------------

     Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS is seeking a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base will remain at 11%. An Order approving the 2003 informational filings and OATT revisions was issued by the FERC on April 1, 2004. MPS has entered into a settlement agreement in the matter with the parties and FERC staff resolving all outstanding issues in the filing. In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004. FERC issued its order approving the stipulation on April 1, 2004.

5. INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAMES, Me&NB and Maricor. The tax effect of items not included in rate base or normal operating activities is allocated as "Other Income (Deductions)."


                                                     Three Months Ended
                                                         March 31,
                                                   (Dollars in Thousands)
                                                      2004              2003
Current income taxes                                 $ 1,274         $ 1,158
Deferred income tax                                    (352)             (48)
Investment credits                                       (7)              (7)
                                           -------------------------------------
Total income taxes                                    $ 915          $ 1,103
                                           =====================================
Allocated to:
Operating Income
- Regulated                                          $ 1,282        $ 1,091
- Unregulated                                          (118)              0
Discontinued Operations                                (240)              1
Other income                                             (9)             11
                                           -------------------------------------
Total                                                 $ 915         $ 1,103
                                           =====================================


For the three months ended March 31, 2004, and 2003, the effective income tax rates were 37.1% and 36.2%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are flowthrough items, namely Seabrook amortization, which is required by regulation and state income taxes, and adjustments to prior year tax reserves.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2003, 2002 or 2001.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2004 and December 31, 2003:

                                                   (Dollars in Thousands)
                                                 March 31,       December 31,
                                                   2004              2003
Seabrook                                          $7,530            $7,577
Property                                           7,903             7,784
Flexible Pricing Revenue                             585               608
Deferred Fuel                                      8,629             8,176
Wheelabrator-Sherman up-front payment              1,592             1,736
Pension and post-retirement benefits               (706)             (610)
OCI-Interest Rate Hedge                            (707)             (473)
Other                                                327               246
                                           ------------------------------------
Net accumulated deferred income taxes            $25,153           $25,044
                                           ====================================

6. MAINE YANKEE

     MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which MPS's 5% share would be approximately $46.5 million. On nine different occasions dating back to December 1998, Maine Yankee has updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 called for restructuring the electric utility industry and provided for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, MPS believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 2004, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $17.0 million, which reflects MPS's 5% share of Maine Yankee's September 2003 revised estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

     The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period from March 1, 2002, until February 29, 2004, which includes MPS's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

     As of March 31, 2004, deferred fuel of $22.1 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

     In accordance with its 1999 FERC rate case settlement, on October 21, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation ("ISFSI"). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year over current decommissioning collection levels through October 2008, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect from November 2008, through October 2010, the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction. On December 19, 2003, the FERC issued an order accepting the new rates effective January 1, 2004, subject to refund pending a hearing. Maine Yankee believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding.

     As previously reported, in May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corp. ("Stone & Webster") pursuant to the terms of the contract. Stone & Webster disputed Maine Yankee's grounds for the termination. In June 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States

Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Since the contract termination, Maine Yankee has managed the decommissioning project itself.

     In December 2001, Maine Yankee and Federal Insurance Company ("Federal") entered into a settlement agreement resolving litigation between the parties, pursuant to which Federal paid Maine Yankee $44 million. That amount represented full payment under the performance bond provided by Federal, plus an additional amount under its payment bond reflecting certain payments previously made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster. Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

     In addition, Maine Yankee continued to pursue its claim for damages that was originally filed against Stone & Webster and its then parent corporations in August 2000, in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee asserted a right to recover an additional $21 million in that court from the bankruptcy estates. After extensive interim proceedings and negotiations, in the third quarter of 2003, the major parties agreed to a joint plan of reorganization under which Maine Yankee would have an allowed claim of $20.3 million against the principal bankrupt estate, subject to certain contingencies. Under the plan, Maine Yankee would also have a first lien on any distributions from a related bankrupt estate in the proceeding on any amount needed to increase its actual cash recovery to $18.5 million. On February 3, 2004, Maine Yankee received an initial distribution of $8.4 million, which it deposited in its decommissioning trust fund. The amount of cash that Maine Yankee will actually recover on the balance of its claim remains contingent on a number of factors beyond Maine Yankee's control that affect the amount of bankrupt estate assets ultimately available to pay the claim. Maine Yankee has settled its litigation claims against Stone & Webster's bankruptcy estate and Envirocare in connection with Stone & Webster's bankruptcy proceeding.

     Federal legislation enacted in 1987 directed the Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain, Nevada. The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

     In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the state of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission ("NRC"), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. Maine Yankee cannot predict the timing or results of those proceedings.

     In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding. Subsequently the parties engaged in extensive discovery and resolution of pretrial issues in the damages phase of the proceeding, and on February 26, 2004, the Court set a date of July 12, 2004, for the start of the evidential hearing on the determination of damages. Maine Yankee completed the transfer of sixty casks of spent fuel and four casks of GTCC to its ISFSI on February 27, 2004. In the litigation the DOE has taken the position that the GTCC is not covered by the terms of its contract with Maine Yankee, and therefore it should be entitled to additional payments from Maine Yankee for disposing of the GTCC. Maine Yankee disagrees with the DOE's position on that and other issues. Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the final determination.

     At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee's spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an ISFSI, utilizing dry-cask storage, on the Plant site and has completed the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI. Maine Yankee's total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site. Maine Yankee's current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

     On January 15, 2003, Maine Yankee notified NAC International ("NAC"), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC disputed Maine Yankee's basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages. Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor, wherein Maine Yankee sought, among other things, damages due to NAC's failure to perform. Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management.

     In April 2003, after extensive negotiations, the parties entered into a comprehensive settlement agreement resolving all the disputed issues and providing for Maine Yankee to replace NAC in managing the completion of the fuel-transfer work. The settlement included a payment for $10.4 million to Maine Yankee to compensate Maine Yankee for higher costs incurred or to be incurred as a result of NAC's failure to perform its contractual obligations. The payment was reflected in Maine Yankee's second quarter 2003 results. Although the NAC dispute contributed to a slowdown in the progress of the fuel transfer work in the first quarter of 2003, since then Maine Yankee has implemented additional efficiencies and the pace of work has improved to a point where it has been consistently exceeding the pre-2003 pace. The transfer of spent fuel to the ISFSI was completed February 27, 2004.

     The Federal Low-Level Radioactive Waste Policy Amendments Act, enacted in 1986, required states, either alone or in multi-state compacts, to provide for the disposal of low-level radioactive waste generated within their borders. The States of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste over a 30 year period at a then-planned facility in west Texas.

     The terms of the compact provided that the State of Maine would contribute $25 million, payable (1) in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility, or (2) alternatively, if agreed by the three states, in accordance with the schedule for repayment of bonds issued for the development or operation of the facility. By statute, those costs were to be initially assessed against the Company, as the operator of a nuclear power plant in Maine.

     As required by the 1986 Act, the United States Congress ratified the compact in September 1998. However, in October 1998, the Texas Natural Resource Conservation Commission denied a permit for the proposed west Texas disposal site, and efforts to site such a facility in Texas were suspended. Maine Yankee is shipping its low-level waste to other facilities licensed to accept such material.

     At its 2002 session the Maine legislature enacted legislation providing for the withdrawal of the State of Maine from the Texas compact pursuant to the terms of the compact. The legislation cited the 1997 closure of the Maine Yankee plant and the inability of the State of Texas to cause a disposal facility to be built in a timely manner under the compact as the reasons for initiating the withdrawal process. However, in its 2003 session the Texas legislature enacted a bill that reactivated the process of siting a disposal facility in Texas and provides for Texas to seek payment from Maine of $12.5 million under the compact. By letter dated September 10, 2003, the Attorney General of Texas requested payment of $12.5 million from the State of Maine, to which the State of Maine responded by denying liability. Maine Yankee believes that withdrawal from the compact by the State of Maine is legally justified, but cannot predict the results of the Texas legislation on the State of Maine or Maine Yankee or of any attempt by any party to challenge through litigation or otherwise the State of Maine's withdrawal from the compact or to assess Maine Yankee for any payments under the compact.

     On February 28, 2003, the Nuclear Regulatory Commission approved Maine Yankee's License Termination Plan ("LTP"). The LTP was approved without any unexpected conditions. In accordance with the plan accepted by the SEC, Maine Yankee has started the redemption of its common stock periodically through 2008.

7. STOCK COMPENSATION PLAN

Upon approval by Maine Public Service Company's shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the "Plan"). Effective June 30, 2003, pursuant to the Agreement and Plan of Merger among MPS and MAM, the outstanding shares of Common Stock, $7.00 par value, of MPS were exchanged automatically on a share-for-share basis of Common Stock, $7.00 par value of MAM, and MPS became a subsidiary of MAM. Accordingly, all stock offered under the Maine Public Service Company 2002 Stock Option Plan will be shares of MAM Common Stock under the Maine & Maritimes Corporation 2002 Stock Option Plan.

The Plan provides designated employees of the Company and its subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board, who are not employees of the Company or any subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares, which may be issued under the plan pursuant to incentive stock options, shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option's maximum term is 10 years and a three-year vesting schedule is followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The effect of the grants on compensation expense for the quarter ended March 31, 2004, was immaterial.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants: dividend yield of 4.45%; expected volatility of 20 percent, risk-free interest rate of 3.48%; and expected lives of 7 years.

A summary of the status of the Company's stock option plan as of March 31, 2004, and changes during the quarter then ended is presented below:

Options                                                    Shares     Exercise
                                                           (000)       Price

Outstanding at December 31, 2003                              10.5       $31.48
Granted                                                          0            0
Exercised                                                        0            0
Forfeited                                                        0            0
                                                          ---------------------
Outstanding at March 31, 2004                                 10.5       $31.48
                                                          =====================
Options exercisable at March 31, 2004                            0
                                                          ===========
Weighted-average fair value of options granted to date       $5.39
                                                          ===========

The following table summarizes information about fixed stock options outstanding at March 31, 2004:

                   Options Outstanding                                   Options Exercisable
                                           Weighted-         Weighted
                          Number            Average          Average        Number
   Range of            Outstanding         Remaining         Exercise    Exercisable at     Weighted-Average
Exercise Prices        at 3/31/04        Contractual Life     Price         3/31/04          Exercise Price

$30.45 - 32.51           10,500            7.0 years          31.48             -                    -


8. BENEFIT PLANS

The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees. All employees and retirees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments.

The following table sets forth the plans' net periodic benefit cost for March 31, 2004, and 2003 (in thousands):

                                        Pension Benefits        Other Benefits
Three months ended March 31,              2004      2003        2004      2003
                                      -----------------------------------------
Service Cost                               $118     $107         $55       $48
Interest Cost                               289      286         146       135
Expected Return on Plan Assets            (304)    (310)        (51)      (49)
Amortization of Prior Service Cost           23       23        (15)        36
Amortization of Transition Obligation         0      (4)          36      (15)
Amortization of net (gain) loss               0        0          53        48
                                      -------------------    ------------------
Net Periodic Benefit Cost                  $126     $102        $224      $203
                                      ===================    ==================

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $400,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made. The Company continues to anticipate contributing $400,000 to fund its pension plan in 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $506,000 to its postretirement health plan in 2004. As of March 31, 2004, no contributions have been made. The Company continues to anticipate contributing approximately $506,000 to fund its postretirement health plan in 2004.

9. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46R"). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of the provisions of FIN 46R did not have a material impact on the consolidated financial statements as of March 31, 2004. The Company does not have any variable interest entities as defined by FIN 46R.

In December 2003, the FASB also issued the revision of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106" ("FAS 132"). FAS 132 revises employer's disclosure requirements for pension plans and other postretirement plans by requiring additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. There are additional disclosure requirements for both annual and interim reporting periods. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003, and for interim reporting periods starting after December 15, 2003. The revisions to FAS 132 did not impact the Company's financial position or statement of operations.

10. COMMITMENTS AND CONTINGENCIES

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, "Accounting for Leases," ("FAS 13") the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the quarters ended March 31, 2004 and 2003:


                                               (Dollars in Thousands)
                                                  Three Months Ended
                                                      March 31,
                                               2004               2003
                                        ------------------------------------
                                        ------------------------------------

Office Equipment                                $ 0                $ 2
Vehicles                                          0                  1
Computer Hardware and Software                    0                 29
Rights of Way                                    29                 29
Field Equipment                                  20                 20
                                        ------------------------------------
                                        ------------------------------------
Total                                          $ 49               $ 81
                                        ====================================

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

MPS has three issues of long-term debt with variable interest rates, as discussed in detail in the Company's 2003 Form 10-K. Pursuant to its rate order in MPUC Docket 2003-85, as more fully explained in Note 4, "Regulatory Matters," MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine ("FAME"), 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank ("MPUFB"), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68%, respectively.

At March 31, 2004, the fair value of these qualified cash flow hedges was $(1,772,000), reflecting an increase in swap rates since the execution date. For the first quarter of 2004, the difference between the fixed rates and the underlying variable rates on the issues of approximately $234,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company's debt will prove to protect both shareholders and consumers from upward variable debt pressures. The loss in fair value on the interest rate swaps for the first quarter of 2004 of $587,000 less the deferred tax of $234,000 has been recorded as Other Comprehensive Income (Loss). Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless shareholder's common equity falls below the minimum allowable 48 percent.

                                                                       Form 10-Q

                          PART 1. FINANCIAL INFORMATION


Item 2. Management's Analysis of Quarterly Income Statements

Forward-Looking Statements

The discussion below may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance of our plans and objectives, such as expected future earnings from MAMES. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; technology displacement; consumer decisions; and the decommissioning cost of Maine Yankee.

Discussion and Description of the Company's Growth Strategy

Management and the Board of Directors have adopted what they believe to be a realistic and conservative growth strategy, focusing primarily, but not exclusively, on market opportunities within New England and Atlantic Canada. As part of the Company's growth and business strategy, focus and investments are being placed on strategies to improve the overall performance, system reliability, economics and efficiencies of MPS's transmission and distribution systems. These strategies include the adoption of new productivity enhancing technologies, changes in core business processes, adoption of integrated asset management strategies, and development and implementation of long-term transmission and distribution plans. These plans may also include the construction of additional regulated transmission assets. The goals of these efforts are to reduce overall annual capital, operating, and maintenance expenditures, while improving system and customer service performance.

MAM's growth strategy through MAMES/Maricor centers on a diversification approach that expands the Company's business and revenue model to include, without limitation, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions, asset/facilities management related services and asset/ facility ownership, in addition to its continuing focus on regulated and unregulated utility services. Unregulated utility services may include, but not be limited to, energy supply management and unregulated energy assets, such as central utility plants.

The Company is continuing to evaluate potential regulated and unregulated utility acquisitions, such as small electric utilities, local natural gas distribution companies, fuel oil and propane distributors, electric transmission projects and mid-stream natural gas assets across North America. However, the Company cannot assure that such acquisitions can or will be accomplished. Utility-related acquisitions are intended to seek to leverage MPS's and other subsidiaries' existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, and management expertise. MAM's proposed overall growth strategy will be heavily influenced by acquisitions that meet certain desired strategic and financial criteria within the general categories defined below. Implementation of the acquisition strategy is dependent upon, among other things, MAM's and its subsidiaries' ability to raise sufficient capital. MAM believes that it can raise necessary capital to implement its acquisition strategy, but cannot assure investors of this ability.

Results of Operations

For the first quarter of 2004, the Company earned revenue from the transmission and distribution ("T&D") operations of Maine Public Service Company, as well as the activities of its wholly owned unregulated marketing subsidiary, Energy Atlantic, LLC ("EA") and wholly owned unregulated energy services company, Maine and Maritimes Energy Services ("MAMES", dba "The Maricor Group"). MPS's wholly owned unregulated Canadian subsidiary, ME&NB is inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of "Core T&D" below.

Net income and earnings per share for the three months ended March 31, 2004, along with the corresponding information for same period of the previous year are as follows (dollars in thousands, except per share amounts):


                                                     Three Months Ended
                                                           March 31,
                                                 -------------------------------
Net Income*                                              2004          2003
                                                 --------------- ---------------
     MPS - Core T&D                                    $2,118        $1,938
     Maricor Group                                       (88)             0
     Other                                              (122)             0
                                                 --------------- ---------------
Income from Continuing Operations                       1,908         1,938
     EA - Discontinued Operations                       (358)             2
                                                 --------------- ---------------
Total Company Net Income                               $1,550        $1,940
                                                 =============== ===============

Earnings per Share
Earnings per Share from Continuing Operations           $1.21         $1.23
Earnings per Share from Discontinued Operations        (0.23)          0.00
                                                 --------------- ---------------
     Total Company Earnings Per Share                   $0.98         $1.23
                                                 =============== ===============

* Due to the immateriality of elimination amounts, they have been grouped with the appropriate line items.

Net income above is allocated based upon the segment allocation as presented in
Item 1 of this Form 10-Q, Note 3 of the Notes to Consolidated Financial Statements, "Segment Information".

As part of the formation of the holding company, certain MPS staff were transferred to MAM. Also, certain administrative, legal, professional and governance costs were assigned to MAM, following an MPUC approved cost allocation process. In addition, certain costs associated with merger and acquisition due diligence activities were included in MAM costs. In December 2003, MAM formed MAMES and MAMES' Canadian subsidiary, Maricor, Ltd. On December 1, 2003, Maricor purchased Eastcan Consultants, a mechanical and electrical engineering firm headquartered in Moncton, New Brunswick, Canada, with an office in Saint John, New Brunswick.

MPS core T&D earnings were $2,118,000 for the first quarter of 2004, compared to $1,938,000 in the first quarter of 2003, an increase of $180,000. Sales in 2004 increased approximately 6.5% over 2003, contributing an additional $395,000, net of income taxes. In addition, amounts expensed for amortization of stranded costs decreased $116,000, net of income taxes. A reduction of other deductions of $89,000, net of income taxes, also contributed to earnings. Offsetting these increases in earnings were additional expenses of $305,000, net of income taxes, for regulated operation and maintenance, and an increase of $114,000, net of taxes, for interest charges.

In the first quarter of 2004, EA incurred a loss of $358,000, compared to income of $2,000 for the same period in 2003. EA's loss for 2004 and income for 2003 are presented as the loss and income from discontinued operations on the consolidated statement of operations. As more fully explained in the "Energy Atlantic" section below, EA ceased operations on February 29, 2004, and has been presented as discontinued operations on the consolidated statement of operations.

Consolidated revenues and Megawatt Hours ("MWH") for the quarters ended March 31, 2004, and 2003, are as follows (dollars in thousands):

                                                           2004                       2003
                                                 ----------------------------------------------------
                                                   Dollars         MWH        Dollars        MWH
                                                 ----------------------------------------------------
Residential                                            $3,954       51,125       $3,774       50,682
Large Commercial                                        1,627       44,135        1,470       40,784
Medium Commercial                                       1,841       27,564        1,773       26,644
Small Commercial                                        2,237       25,397        2,186       25,753
Other Retail                                              549          842          377          838
                                                 ----------------------------------------------------
Total Regulated Retail                                $10,208      149,063       $9,580      144,701
                                                               ============              ============
Maricor Group                                             290                         0
                                                 -------------              ------------
Total Revenues from Continuing Operations             $10,498                    $9,580
Energy Atlantic Competitive Energy Supply                 562                     1,788
                                                 -------------              ------------
Total Revenues                                        $11,060                   $11,368
                                                 =============              ============


Due to the immateriality of elimination amounts, they have been grouped with appropriate line items.

For the first quarter of 2004, regulated retail sales for MPS were 149,063 MWH compared to 144,701 MWH in the first quarter of 2003. Residential sales in the first quarter of 2004 were 0.9% higher than sales in the first quarter of 2003.

Large commercial sales through March 31, 2004, increased by 3,351 MWH over the same period of 2003. Several of MPS's largest customers have expanded their operations or increased production since the first quarter of 2003.

Sales to medium and small commercial customers have remained steady from 2003 to 2004. Sales to MPS's medium commercial customers increased by 920 MWH or 3.5% to 27,564 MWH in the first quarter of 2004, as compared to 26,644 MWH in the same period of 2003. Small commercial customer sales were 25,397 MWH, compared to sales in 2003 of 25,753 MWH.

The MPUC has jurisdiction over MPS's retail rates. On November 1, 2003, MPS's delivery rates were increased by approximately 3.8%. This retail rate increase included the retail portion of previously FERC approved transmission increases. The FERC has jurisdiction over MPS's transmission rates, including the rates charged for wheeling revenues. For more information on the regulatory orders approving the recent rate increases, see Note 4 to Consolidated Statements, "Regulatory Matters".

As more fully explained in the "EA Discontinued Operations" section below, EA provided CES during the periods presented. EA has now ceased operations and no longer serves customers in Maine. Its inactive status will remain under review by management, and the Company intends to maintain certain licenses in order to preserve the option of returning to the market should market conditions and other risk factors improve.

Other regulated operating revenues in the first quarter of 2004 were $549,000 compared to $377,000 in the first quarter of 2003. As more fully explained in
Note 4 to Consolidated Statements, "Regulatory Matters", the MPUC, in its stranded cost review, adjusted the treatment of certain customer discounts through flexible pricing adjustments, effective March 1, 2002. As a result, the revenues recognized from flexible pricing adjustments in 2004 were $64,000 more than 2003. In addition, wheeling revenues increased $40,000 with the approval by the FERC of an increase effective June 1, 2003, and the net profit from additional jobbing work for the first quarter totaled $58,000.

For the quarters ended March 31, 2004 and 2003, regulated operation and maintenance expenses and unregulated operation and maintenance expenses, stranded costs and unregulated energy supply and unregulated operation and maintenance for discontinued operations of EA are as follows (in thousands):


                                                                      For the three months ended
                                                                              March 31,
                                                                    -------------------------------
                                                                         2004            2003
                                                                    -------------------------------
Regulated Operation and Maintenance
   Transmission and Distribution                                              $730            $624
   Customer Service                                                            341             332
   Administrative and General                                                2,179           1,809
                                                                    -------------------------------
     Total Regulated Operation and Maintenance                               3,250           2,765

Unregulated Operation and Maintenance
   Maricor Group                                                               409               0
   Other                                                                       196               0
                                                                    -------------------------------
     Total Unregulated Operation and Maintenance                               605               0

Stranded Costs
   Wheelabrator-Sherman                                                      2,201           2,392
   Maine Yankee                                                                760             727
   Seabrook                                                                    278             278
   Amortization of Gain from Asset Sale                                          0           (443)
   Deferred Fuel                                                           (1,045)           (576)
   Special Discounts                                                            70              70
                                                                    -------------------------------
     Total Stranded Costs                                                    2,264           2,448

Energy Atlantic (Discontinued Operations)
   Unregulated Energy Supply                                                   634           1,496
   Unregulated Operation and Maintenance                                       519             289
                                                                    -------------------------------
      Total Energy Atlantic                                                  1,153           1,785


      * Due to the immateriality of elimination amounts, they have been grouped with appropriate line items.

Transmission and distribution expenses in the first quarter of 2004 were $730,000, an increase of $106,000 from the expenses in the first quarter of 2003. The primary reasons for the increase are the shift to maintenance projects in 2004, compared to more labor time spent on capital projects in 2003, and the new transmission voltage assessment, approved by the FERC, effective April 2003.

Through March 31, 2004, customer service expense was $341,000, compared to $332,000 for the same period in 2003. Customer accounts expense, which includes meter reading and customer records and collection expense, decreased approximately $14,000, primarily due to the reduction in meter reading costs as a result of the implementation of automatic meter reading throughout 2003, which was partly offset by an increase in uncollectible accounts. Customer service and information expense, which includes customer assistance expense and informational and instructional expense, increased approximately $24,000, due to economic development initiatives by the Company.

Administrative and general expenses increased by $370,000 from $1,809,000 in the first quarter of 2003 to $2,179,000 in the first quarter of 2004. Legal and accounting expenses, principally associated with the stranded cost filing and other regulatory matters, increased by approximately $230,000. Additional employee benefits expenses of $106,000 were incurred in 2004, partly due to the amortization of the voluntary early retirement plan ("VERP") costs and an increase in medical insurance expenses. Regulatory commission expense increased $45,000 as a result of an increase in the conservation assessment and costs associated with a stranded cost filing.

Unregulated operation and maintenance expense for MAM and Maricor Group totaled $605,000 for the first quarter of 2004. The major components of this expense include the cost of work invoiced by Maricor, and new business development expenses.

Beginning on March 1, 2000, MPS began recovering stranded costs from its retail customers. As discussed in Part II, Item 1, "Legal Proceedings" section, the MPUC reviewed MPS's stranded costs and adjusted MPS's recovery effective March 1, 2002. MPS recognized stranded costs of $2,264,000 and $2,448,000 for the three months ended March 31, 2004 and 2003, respectively. The stranded costs for WS and Maine Yankee represent actual cash expenses during the year, while other costs reflect the amortization or recognition of regulatory assets and regulatory liabilities.

The unregulated energy supply expenses represent EA's purchases of energy to supply their CES customers. As further described in the Energy Atlantic section below, the reduction in purchases of energy supply from $1,496,000 in the first quarter of 2003 to $633,000 in the first quarter of 2004 reflects the reduction in sales achieved by EA, as presented in the "Operating Revenues and Energy Deliveries" section above.

Unregulated operation and maintenance expense for EA increased by $253,000 from $261,000 in the first quarter of 2003 to $514,000 in the first quarter of 2004. As part of the process of ceasing operations, EA incurred approximately $181,000 of expense for the buyout of a software lease. EA also incurred approximately $172,000 of expense related to severance agreements with former employees.

Energy Atlantic Discontinued Operations

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB 144, as discussed in more detail below. EA participated in the wholesale power market during 1999 and until March 1, 2000, when it began selling energy in the retail electricity market within the state of Maine. The retail market consists of two sectors, Standard Offer Service ("SOS") and Competitive Energy Supply ("CES"). The MPUC requests bids from CES providers for SOS in each utility service territory.

In connection with its prior active operations, EA had previously entered into a contract for 40% of the output of the WS energy facility for the two years beginning March 1, 2002 and expiring on February 29, 2004. The output from this take-or-pay contract amounted to approximately 55,000 MWH annually and was used to provide electricity for additional CES sales within MPS's service territory. This contract was a take-or-pay contract, which carried more counterparty risk than others entered into by EA. To mitigate this risk, EA entered into a contract with NB Power, whereby NB Power committed to buy WS output in excess of load requirements in MPS's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which was intended to reflect NB Power's avoided cost, subject to a floor and ceiling. All output was sold to CES customers, therefore limiting the risk that energy would be sold to NB Power. In addition, NB Power committed to sell electricity to EA when load exceeded WS output at a fixed on and off-peak rate.

In addition, EA had a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM. This guarantee was renewed in September of 2002 for an additional year. Effective March 21, 2003, DETM agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance. On January 27, 2004, EA notified DETM in writing of the impending expiration of the Master Service Agreement between EA and DETM on March 1, 2004. This correspondence was to notify DETM of EA's expiration of its commitment to maintain a $1 million ($1,000,000) minimum account balance as credit coverage in connection with EA's suspension of its energy marketing activities. EA continued to serve its existing contracts in northern Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

In connection with its February 21, 2003, announced intent to withdraw from the retail electricity markets in northern Maine, EA has ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the state, effective March 1, 2004. Currently, EA is an inactive subsidiary and management has suspended all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market.

In the first quarter of 2004, the Company recognized a loss from discontinued operations of $0.23 per share for EA, classified as discontinued operations in the statement of consolidated income. This loss includes additional lease expense of $181,000 recognized on the buy-out of a software lease by EA as well as $172,000 for employee severance payments. The following table summarizes the statement of operations for EA (in thousands):


                                                                          Quarter Ended March 31,

                                                                           2004             2003
        ---------------------------------------------------------------------------------------------
        Revenue                                                                 $562          $1,788
        Expenses                                                             (1,161)         (1,792)
        Other income, deductions and interest                                      1               7
                                                                       --------------    ------------
        Pretax income (loss) from discontinued operations                      (598)               3
        Income taxes                                                             240             (1)
                                                                       --------------    ------------
        Income (loss) from discontinued operations                             (358)               2

        Income (loss) per share from discontinued operations
        (basic and diluted)                                                  ($0.23)           $0.00

The major classes of assets and liability of the discontinued operations included in the Company's consolidated balance sheets as of March 31, 2004, are as follows (in thousands):

        Assets
        Cash and cash equivalents                                            $1,060
        Accounts receivable                                                     111
        Other assets                                                            403
                                                                        ------------
         Total Assets                                                        $1,574
                                                                        ============

        Liabilities
        Accounts payable                                                       $337
        Other liabilities                                                        36
                                                                        ------------
         Total Liabilities                                                     $373
                                                                        ============




Operating Capital and Liquidity

Net cash flows from operating activities for the first three months of 2004 were $3,804,000 with net income of $1,550,000. The deferral of $1,365,000 of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS's stranded cost recovery accounted for the biggest reduction in operating cash flows. For the three months ended March 31, 2004, the use of cash for financing activities of $2,701,000 was due to scheduled dividend payments of $601,000 and the repayment of $2,100,000 of short-term borrowings. During the first three months of 2004, MPS invested $1,948,000 in electric plant. Construction work-in-progress, reported in the Utility Plant section of the Company's March 31, 2004, Consolidated Balance Sheet, increased by $2,358,000 from the balance as of December 31, 2003, due to the timing of expenditures for the Automated Meter Reading project and implementation of a financial software system in 2004. In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock.

For the first three months of 2003, net cash flow from operating activities was $3,491,000 based on net income of $1,940,000. For the first three months of 2003, deferral of $618,000 of deferred regulatory and debt issuance costs, and the return to ratepayers of $443,000 of the gain recognized on the sale of MPS's generation assets in 1999 reduced operating cash flows. For the period, dividend payments were $582,000. Long-term debt was reduced by $1,800,000 and short-term borrowings were reduced by $2,700,000. During the first three months of 2003, $1,782,000 was invested in electric plant. During the period, a stock redemption by Maine Yankee contributed $224,000 to cash flows.

The quarterly dividend was increased by $0.02 per share from $0.35 per share to $0.37 per share effective October 1, 2002, for an annual dividend payment of $1.48 per share. Effective January 1, 2004, the Board of Directors increased the quarterly dividend by $0.01 per share to $0.38 per share, for an annual dividend of $1.52 per share.

Revolving Credit Agreement and Letters of Credit Extensions

On March 29, 2004, MPS's $6 million revolving credit agreement with two participating banks was extended until June 8, 2006. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of March 31, 2004, MPS was in compliance with these covenants.

The Maine Public Utility Financing Bank ("MPUFB") has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at March 31, 2004, and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust and drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York separately issued its direct pay letters of credit ("LC's") for the benefit of the holders of each series of bonds. Both LC's were due to expire in June 2004, and were extended to June 8, 2006. In addition, MPS issued $14.4 million in Second Mortgage Bonds due 2021, to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

On October 1, 2003, MPS executed an additional $3 million line of credit with the Bank of New York. This unsecured facility was renewed on March 29, 2004, and will expire on December 31, 2004. Interest rates on this facility are comparable to the rates on the existing revolving credit agreement. The additional facility provides an additional source of short-term borrowings in the event required borrowings exceed the existing revolving credit agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) Until September 9, 2003, MPS had interest rate risk with three variable rate debt issues, for purposes other than trading. These issues are discussed in detail in MAM's 2003 Form 10-K. The discussion occurs in Note 11, SFAS No. 133, of the Notes to Consolidated Financial Statements. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues.

(b) The Company's unregulated energy marketing subsidiary, Energy Atlantic, LLC was engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposed EA to a number of risks such as counter-party, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk. EA has discontinued operations and is now inactive.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer have implemented new disclosure controls and procedures. Based on their evaluation of these disclosure controls and the procedures, as of the end of the period covered by this Form 10-Q, as evidenced by the certifications attached as Exhibit 31 to this Form 10-Q, the aforementioned officers have concluded that the controls are working effectively.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, or in other factors that could significantly offset this internal control. There were also no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings


MPS Rate Cases:

(a) Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan, MPUC Docket 2003-85.

As reported in prior MPS and MAM quarterly reports on Form 10-Q which are incorporated in this section by this reference, on March 6, 2003, MPS submitted its formal "Request for Approval of Alternate Rate Plan" (the "ARP") (MPUC Docket 2003-85). The proposal was a seven-year rate plan for its distribution delivery services and had a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. In accordance with a recently enacted state statute, Maine utilities requesting an ARP must now also file cost of service financial information as part of the ARP proceeding. On September 11, 2003, MPS made a compliance filing consisting of draft rate sheets and associated exhibits pursuant to the requirements of the MPUC's September 3, 2003, procedural order. In the course of the parties' review of this filing, it was discovered that an error had occurred in the development of the transmission component of MPS's retail rates ("TCRR"). The error led to an incorrect allocation of the total Company pro-forma test year revenue between the TCRR and the distribution component of MPS's retail rates ("DCRR"). Specifically, the error caused the TCRR revenue to be higher, and the DCRR revenue to be correspondingly lower, than would have been the case had the error not occurred. On October 17, 2003, MPS and the parties submitted a Supplemental Stipulation which proposed to resolve the TCRR and test year revenue allocation error issues. In connection with this aspect of the ARP review and analysis, MPS was authorized by, and received final approval from the MPUC to increase its electric delivery rates. Following the entry of a procedural order, discovery, and a public conference, by an Order dated October 29, 2003, the MPUC approved a final Supplemental Stipulation in connection with this rate increase. As a result, effective November 1, 2003, MPS increased its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552. This increase includes $685,037 in distribution revenues and $441,515 in transmission revenues. More specifically, under the terms of the Supplemental Stipulation approved by the MPUC, the authorized distribution component of MPS's retail rate increase was reduced from $940,000 to no more than $685,037. In addition, the parties agreed that, following the implementation on November 1, 2003, MPS was to determine the additional revenue it received as a result of an error discovered in the development of the transmission component of MPS's retail rates (the "TCRR error") and submit its calculations to the MPUC and the parties for review, the parties would then collaborate and strive to agree on a calculation of the additional revenues collected as a result of the TCRR error during the period of October 1, 2002, and November 1, 2003, (the "Extra Revenues"), and the proper flow-through of the Extra Revenues (i.e., a methodology for returning or refunding the Extra Revenues to customers). In accordance with the October 29, 2003, MPUC order approving the Supplemental Stipulation, MPS submitted a Transmission Rate Recognition Proposal ("TRRP") to the parties which proposed to resolve the TCRR error, as well as, other refund and deferrals associated with MPS's FERC jurisdictional revenue requirement. The parties and our Advisory Staff held a series of discussions regarding the TRRP. On April 15, 2004, MPS filed a Memorandum Of Understanding ("MOU") entered into between MPS and the parties and supported by the MPUC's advisory staff. Under the terms of the MOU, MPS agreed that as part of its annual OATT Information Filing to be made with FERC in June 2004 (the "June Filing"), MPS will incorporate the TRRP as agreed to in the MOU. The parties agree that they will not contest those portions of MPS's June Filing (and subsequent FERC filings, as applicable) that are consistent with the TRRP. Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS had until December 31, 2003, to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket. On December 29, 2003, MPS withdrew its request for approval for its ARP from the proceedings. On April 30, 2004, the MPUC issued its order approving the final disposition of the matter and closing the docket. A copy of the Stipulation, Supplemental Stipulation and the final orders approving the increase and resolving all issues in the docket may be viewed on the MPUC website at http://www.state.me.us/mpuc/. For the purposes of future rate proceedings MPS will continue to evaluate if an ARP is in the best interest of MPS, its shareholders and consumers or if it should continue to proceed with cost-of-service rate filings as it has done in the past.

As a part of this rate case, the MPUC approved MPS's request to fix its debt interest rates through the purchase of interest rate swap derivatives. Prior to MPS's fixing of its interest rates through such interest rate swaps, all of its debt had been subject to variable interest rates. Given the long-term nature of MPS's debt, management believed that locking the rates at historically low levels reduced future shareholder and consumer risks associated with the volatility of interest rates. Effective interest rates achieved by the swaps for MPS's variable rate debt through maturity range from 2.79% to 4.68%. See Item 16(a) of this Form 10-K, Note 8 of the Consolidated Financial Statements, "Long-Term Debt" for a description of these debt issues and associated swap rates.

(b) Maine Public Utilities Commission Investigation into MPS's Stranded Cost Revenue Requirements and Rates in MPUC Docket No.2003-666.

As previously reported in the prior MPS 8-K filing of March 2, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS's rates must be changed effective March 1, 2004, to reflect any changes in MPS's stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the "rate effective period," which began March 1, 2004, and will end on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004, was $11,540,000. Under the approved stipulation MPS's stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket No. 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS's recoverable stranded costs.

As explained more fully below, during the course of Docket No. 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS's stranded costs is not expected to be fully amortized until 2012, MPS anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets Nos. 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the "deferred fuel account") during the respective rate effective period at its net of tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003, applied against its unrecovered deferred fuel balance. From November 1, 2003 to December 31, 2003, MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket No. 2003-85 Partial Stipulation filed on September 2, 2003).

During the course of the Docket No. 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability on its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required. The deferred fuel balance as of March 1, 2004, prior to any adjustment was $18,838,000. Under the stipulation MPS is allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total deferred balance as of March 1, 2004, of $21,734,000. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004, adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and stranded cost freed-up cash flows, but will not impact future distribution or transmission earnings. In the year 2004, MPS anticipates that it will record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. MPS anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had MPS continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by MPS as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December 2006, and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, MPS anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which MPS cannot predict with certainty at this time. Management is analyzing means to mitigate the impact of this stipulation on future net income and stranded cost freed-up cash flows.

In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman NUG Contract Buydown shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%. The MPUC issued its order approving the stipulation on February 27, 2004. The stipulation, any accompanying exhibits, and the MPUC order can be found on the MPUC website at www.maine.gov.us/mpuc and are incorporated in this section by this reference.

(c) Federal Energy Regulatory Commission 2003 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER00-1053-009

 As previously reported in prior MPS and MAM quarterly reports on Forms 10-Q and 10-K, which are incorporated in this section by this reference, pursuant to
Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003 the changed Open Access Transmission Tariff ("OATT") Formula Rate charges that MPS proposed to apply on June 1, 2003 together with back-up materials. On June 1, 2003 the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding. The initial notification for the 2003 filing was filed with the FERC on March 31, 2003. In its 2003 OATT filing, MPS provided the proposed changes to its OATT Formula Rate to the intervening parties and FERC staff. In general, MPS sought a slight modification to its rate formula under its transmission tariff. On February 11, 2004, following discussions to resolve all outstanding issues in the 2003 informational filing, MPS, the parties, FERC Trial Staff, and the MPUC reached a settlement agreement (the "Settlement Agreement") regarding changes to the MPS Formula Rate. The Settlement Agreement and OATT revisions filed reflect and set forth the agreement reached. Specifically, the parties and the FERC Trial Staff agreed to certain provisions and changes to MPS's Formula Rate and OATT as summarized below and in the revised MPS OATT pages. The revised MPS OATT pages in redline and non-redline format are included in Attachment A to the Settlement Agreement. The provisions and changes agreed to are summarized as follows:

o A fixed 11% return on common equity shall continue to be used. The formula makes clear that the return on common equity may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. ss.ss. 824d, 824e.

o In calculating the weighted overall return, MPS's actual long term debt and preferred costs will be calculated as specified in Note 1 of Statement AV of the Formula Rate. For the three years ending June 1, 2006, MPS's equity ratio will be (1) the actual equity ratio as calculated according to Formula Rate Statement AV or (2) 53%, whichever is lower, and MPS's debt ratio will be (a) the actual debt ratio as calculated according to Formula Rate Statement AV or (b) 100% less 53% less the actual preferred stock ratio, whichever is higher.

o Effective January 1, 2004, MPS will begin booking depreciation accruals for the certain plant accounts at the rates specified, and depreciation expense reflecting these rates will be included in the MPS Formula Rate be used in the OATT charges to be effective June 1, 2005. Formula Rate Statement AJ makes clear that the depreciation rates may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. ss.ss. 824d, 824e.

o Depreciation rates for certain plant accounts will be effective January 1, 2003, and depreciation expense reflecting accruals at these rates and will be included in the MPS Formula Rate and will be used in the OATT charges to be effective June 1, 2004. Formula Rate Statement AJ makes clear that the depreciation rates may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. ss.ss. 824d, 824e. Also the proposed amounts of depreciation accrual previously recorded through December 31, 2002 and related to Account 350.2 and 350.3 will not be reversed and will continue to be recognized as credits to rate base.

o MPS will continue to include intangible plant in rate base, and in addition, MPS will reduce intangible plant by accumulated amortization (reflected on Formula Rate Statement AE) and include an amortization of intangible plant in the calculation of depreciation and amortization expense. Formula Rate Statement AJ shall be modified to include the intangible amortization in total general plant depreciation and intangible amortization. The transmission labor allocator shall be used to allocate total general plant depreciation and intangible amortization to the transmission function. MPS will use a three-year amortization period for computer hardware and software related intangible plant, except that extraordinary software investment that on a project basis exceed $100,000 shall be amortized over seven years, with appropriate recognition of deferred taxes. In the informational filing MPS makes each year pursuant to
     Section 2.4 of the Settlement Agreement, MPS will include worksheets that detail the following information regarding projects being amortized in Account 303: a description of the project, beginning and ending balances, the annual amortization and total accumulated amortization for that project. A sample worksheet is included in Attachment B of the Settlement Agreement.

o MPS will allocate external regulatory expenses to all customers based on a load ratio share basis beginning with test year 2002 expenses. The current three-year amortization will continue. A conforming change to Formula Rate
     Schedule 1b will be made.

o A revenue credit for rents in Account 454 (pole attachments, etc.) shall be added to the Formula Rate Statement AU. A conforming change to Formula Rate
     Schedule 2 will be made.

o MPS will add a new line item to Schedule 2 of the Formula Rate to reduce rate base for deferred directors' fees. The amount of directors' fees to be shown on Schedule 2 of the Formula Rate will be developed on Formula Rate Statement AD2.

o MPS will modify the Formula Rate Statement AF2 to reduce rate base by the net of amounts in Account 228.3 (i.e. Accounts 228.310, 228.320, and 228.330) minus the amount in Account 186.991. MPS will average the beginning and end of year balances in the accounts and allocate the net of the averages to the transmission function using the transmission labor allocator. Formula Rate Schedule 2 will be modified to add a line item for pensions and benefits.

o    All costs: (1) of generation, (2) of entering the generation business and
     (3) of any other non-transmission business (regulated or non-regulated) activities - including all deferred income taxes and an appropriate allocation of administrative and general expenses - shall be excluded from the transmission rate. Any costs of starting or operating any business other than transmission or distribution that have or will be incurred as of January 1, 2003, shall be separately identified and segregated so that transmission customers can review those costs. MPS will maintain sufficient records to enable customers to monitor these costs and to ensure that these costs are identified and not charged to transmission customers, and to enable MPS to support and explain its allocation of costs. Any information provided by MPS regarding these costs will be treated as supporting documentation under Section 2.3 of the Settlement Agreement and any disputes concerning that information will be resolved under the terms of
     Section 2.3 and not Section 2.4.

o In the informational filing MPS makes each year pursuant to Section 2.4 of the Settlement Agreement, MPS will include worksheets that detail the treatment of deferred taxes related to Accelerated Costs Recovery System ("ACRS") / Modified Accelerated Cost Recovery System ("MACRS") property. Specifically, MPS will demonstrate by journal or account entries that the tax benefits related to the tax deductions for the retirement of ACRS/MACRS property and for costs of removal of that property were credited to Account 282 or 283. A sample worksheet is included in Attachment B of the Settlement Agreement.

o For retail transmission charges, MPS changed the retail transmission rates each year on October 1. Specifically, MPS will add the following language to the Formula Rate Schedule 1.1.1: "Retail transmission price changes will take effect on October 1. The transmission revenue effect of any difference (positive or negative) between when transmission price changes would normally occur (June 1) and when they actually occur (October 1) will be accrued with interest, calculated pursuant to Section 35.19a for FERC's regulations and included in the next determination of transmission prices for retail transmission customers." Certain clean-up edits to the Formula Rate were also made.

MPS will also modify OATT Schedule 2, Reactive Support and Voltage Control from Generation Sources Service to specify the allocation of reactive support costs. MPS will allocate reactive support charges on a load ratio share basis. For wholesale customers, charges for reactive support shall occur each month on an as billed basis. For retail customers, the reactive support charges shall be rolled into the retail transmission revenue requirement on a prospective yearly basis with a true-up the next year. This change to Schedule 2 was effective April 1, 2003. MPS also will add Schedule 4 to the Formula Rate to describe the allocation of reactive support costs and modify Schedule 1.1.2 to reflect the allocation for retail transmission customers.

The parties also agreed that if there is a conflict between the Formula Rate and OATT, changes listed in Section 2.2 of the Settlement Agreement and changes reflected on the Formula Rate and OATT pages included in Attachment A to the Settlement Agreement will control.

Consistent with the 2000 Settlement Agreement, the parties also agreed that before each annual (June 1) adjustment under MPS's Formula Rate, MPS shall provide the Parties and Commission Trial Staff with the changed charges that MPS proposes to apply on June 1 together with back-up materials. MPS will use its best efforts to provide that information by May 15 of each year. MPS will submit an informational filing with the Commission setting forth the changed charges by June 15 of each year. If a party to the Settlement Agreement disputes the annual charge change, that party will possess the right to raise any issue with the Commission (even after June 15). MPS will respond to reasonable requests for supporting documentation requested by any party or FERC Trial Staff (even after June 15).

The parties also agreed that by March 1, 2006, MPS will meet with the parties and FERC Trial Staff to determine if any of the parties or FERC Trial Staff believe that the Formula Rate does not produce reasonable results. If MPS and the parties and FERC Trial Staff are unable to reach agreement, then MPS will submit by April 30, 2006, under section 205 of the Federal Power Act, 16 U.S.C. ss. 824d, a unilateral filing with FERC restating or revising the Formula Rate.

As a result of the settlement, MPS will re-bill OATT customers for charges under the OATT related to the implementation of the Rate Formula changes effective June 1, 2003. The rebilling shall include interest computed under 18 C.F.R. ss. 35.19a. For the purpose of keeping the total retail transmission and distribution rate constant until the October 1, 2004, MPS will not re-bill the retail transmission customers until October 1, 2004. At the time of the retail transmission rebilling, MPS will include refunds with interest pursuant to 18 C.F.R. ss. 35.19a for the rebilling and any appropriate surcharges with interest calculated pursuant to FERC regulations, 18 C.F.R. ss. 35.19a, associated with the delay in implementation of the 2003 retail transmission change in charges from June 1, 2003, to October 1, 2003. Also included in the rebilling will be the yet unbilled refunds and surcharges associated with past periods, including but not limited to those associated with the delay in implementation of the 2002 retail transmission change in charges from June 1, 2002, to October 1, 2002, and the 2003 retail transmission change in charges from June 1, 2003, to November 1, 2003, and refunds associated with the settlement filed on March 7, 2003, in Docket No. ER03-1053-008.

MPS has requested among other things that the FERC accept the 2003 informational filing and the proposed OATT revisions. On February 17, 2004, FERC issued its Notice of Filing and established a public comment date deadline of March 3, 2004. The matter has been briefed to the Commissioners who had no objections to any provisions of the MPS filing. An order by the FERC approving the 2003 informational filing and OATT revisions was issued on April 1, 2004. The Settlement Agreement, cover correspondence and its attachments are submitted with this filing as Exhibit 99(aq), and are incorporated in this section by this reference.

Other MPS Matters:

(a) Maine Public Utilities Commission Notices of Inquiry, MPUC Dockets No. 2003-82; 2003-423.

On February 11, 2003, the MPUC initiated a formal Notice of Inquiry ("NOI") into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region. The MPUC's inquiry is for the purpose of identifying potential concerns related to northern Maine's supply and market situation, and to explore possible solutions. In contrast to the rest of Maine, which is part of the Independent System Operator - New England ("ISO-NE") region, northern Maine and MPS are electrically interconnected to the Canadian Maritimes region, which also includes the electric loads and generation of New Brunswick, as well as Nova Scotia and Prince Edward Island. Load and generation in northern Maine, which comprises

MPS's service territory, are interconnected to the rest of Maine and New England only by transmission through New Brunswick. The Northern Maine Independent System Administrator ("NMISA") operates the bulk power and transmission systems for the region. The divestiture of generation assets in connection with the Maine Electric Industry Restructuring Act eliminated rate regulation for the production and sale of electricity supply as of March 1, 2000. During the subsequent period of time, the retail and wholesale markets have experienced a limited number of participants. In furtherance of the MPUC's inquiry, it requested comments on a number of issues related to these unique market conditions. MPS has provided comments for the MPUC's consideration. There have been no other material or further developments in this proceeding during 2003. At this time MPS cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning "Incentives to Promote Energy Efficiency and Security of the Electric Grid" (MPUC Docket No. 2003-423). MPS provided comments to the MPUC on July 7, 2003. There have been no other material or further developments in this proceeding during the first quarter of 2004. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

(b) Wholesale Standard Offer - MPUC Docket No. 2003-677 and Sale of Capacity and Energy Available from Wheelabrator-Sherman Energy Company.

As previously reported in prior MAM Form 8-K reports, on September 16, 2003, the MPUC issued an Order Regarding Standard Offer Provider For Maine Public Service Company (Docket No. 2003-670) to resolve all issues regarding the upcoming standard offer solicitation for all customer classes in MPS's service territory. Pursuant to Maine's Electric Restructuring Act, the MPUC administers periodic bid processes to select providers of SOS. The current SOS provider arrangement for all three sets of customer classes in MPS's service territory terminated on February 29, 2004.

Accordingly, the MPUC solicited bids for MPS SOS customers beginning on March 1, 2004. WPS ESI was awarded the Standard Offer for all customer classes for the period March 1, 2004, through February 28, 2006, as well as the entitlement to capacity and energy from Wheelabrator-Sherman ("WS"), located in Sherman, Maine, for the term beginning at the hour ending on 1:00 p.m. on March 1, 2004, through the expiration of the Wheelabrator-Sherman NUG Contract in December 2006. The bid solicitation can be viewed at http://www.mainepublicservice.com.

(c) WPS Canada Generation, Inc. - FERC Docket Nos. ER03-689-000, et al.; and WPS Canada Generation, Inc. FERC Docket No.ER-04-210-000; WPS Reactive Power Service Rate ("RPS") matter.

On April 1, 2003, as amended on April 8, 2003, WPS Canada filed rate schedules for MPS and the NMISA, Rate Schedule FERC Nos. 2 and 3, respectively to obtain $142,734 per year in compensation for WPS's RPS service. Parties, including MPS intervened and/or protested the WPS RPS rate case. While this charge has no direct effect on MPS or the Company's shareholders, MPS and other parties intervening in the matter, believed that the charge sought by WPS Canada Generation, Inc. ("WPS") was not justified and therefore contested the issue. By order issued May 19, 2003, the FERC accepted the RPS rate schedules for filing, established that rate schedules would become effective on April 2, 2003, subject to refund, provided for a hearing, held the hearing in abeyance and established settlement procedures. On July 29, 2003, the Chief Judge ordered the termination of the settlement procedures and ordered the institution of "Track II" hearing procedures. Direct and rebuttal testimony was submitted. MPS filed its testimony on this case on October 17, 2003. MPS also, as a precautionary measure, included the pass-through of this charge in its settlement proposal in its FERC OATT case described above, in the event that WPS was successful in obtaining FERC approval for this charge. A settlement in principal was reached prior to the commencement of the actual hearing in the matter. The parties finalized a settlement in the matter resolving all outstanding issues in the above referenced dockets and on February 10, 2004, the settlement agreement, its appendices, an "Explanatory Statement in Support of the Settlement," and redlined rate sheets were filed with the FERC Presiding Administrative Law Judge.

Item 2. Changes in Securities

None


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

The following Forms 8-K were filed for Maine & Maritimes Corporation:

o January 2, 2004 - Providing the Interim Report to Stockholders dated January 1, 2004, presenting financial results through November 30, 2003.

o March 2, 2004 - Reporting on the Approval by the Maine Public Utilities Commission of the Stranded Cost Revenue Requirements, effective March 1, 2004.

o March 2, 2004 - Press release titled "Maine & Maritimes Corporation Releases Fourth Quarter 2003 Results."

o March 8, 2004 - Reporting on the declaration of a regular quarterly dividend by the Board of Directors.

o March 15, 2004 - Amendment to March 2, 2004 Form 8-K for the press release titled "Maine & Maritimes Corporation Releases Fourth Quarter 2003 Results."

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 Section 1350 Certification.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAINE & MARITIMES CORPORATION
(Registrant)

Date: May 14, 2004


/s/ Larry E. LaPlante

Larry E. LaPlante
Vice President, Controller and Chief Accounting Officer