Form 10-Q
period 2004-06-30
MAINE & MARITIMES CORP
filed 2004-08-16
CIK 1222497

------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                       -----------------------------------

                                    FORM 10-Q

          ( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No.

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Common Stock, $7.00 par value - 1,635,222 shares
   --------------------------------------------------------------------------

----------------------------------------------------------------------
                          Glossary of Terms

----------------------------------------------------------------------
AFUDC            Allowances for the cost of equity and borrowed
                 funds used during construction
---------------- -----------------------------------------------------
AMEX             American Stock Exchange
---------------- -----------------------------------------------------
APBO             Accumulated Pension Benefit Obligation
---------------- -----------------------------------------------------
ARP              Alternative Rate Plan
---------------- -----------------------------------------------------
BHE              Bangor Hydro Electric Company
---------------- -----------------------------------------------------
CES              Competitive Energy Supplier
---------------- -----------------------------------------------------
CMLTD            Current Maturities Long-Term Debt
---------------- -----------------------------------------------------
CMP              Central Maine Power Company
---------------- -----------------------------------------------------
DETM             Duke Energy Trading and Marketing
---------------- -----------------------------------------------------
DOE              Department of Energy
---------------- -----------------------------------------------------
EA               Energy Atlantic, LLC
---------------- -----------------------------------------------------
Engage           Engage Energy America, LLC
---------------- -----------------------------------------------------
EPS              Earnings Per Share
---------------- -----------------------------------------------------
FAME             Finance Authority of Maine
---------------- -----------------------------------------------------
FAS              Financial Accounting Standards
---------------- -----------------------------------------------------
FASB             Financial Accounting Standards Board
---------------- -----------------------------------------------------
FERC             Federal Energy Regulatory Commission
---------------- -----------------------------------------------------
FIN              FASB Interpretation Number
---------------- -----------------------------------------------------
ISFSI            Independent Spent Fuel Storage Installation
---------------- -----------------------------------------------------
ISO              Independent System Operator
---------------- -----------------------------------------------------
ISO-NE           Independent System Operator - New England
---------------- -----------------------------------------------------
LIBOR            London InterBank Offering Rate
---------------- -----------------------------------------------------
LOC              Letter of Credit
---------------- -----------------------------------------------------
M&R              Morris and Richard Consulting Engineers Limited
---------------- -----------------------------------------------------
MAM              Maine & Maritimes Corporation
---------------- -----------------------------------------------------
MAMES            Maine & Maritimes Energy Services Company
---------------- -----------------------------------------------------
Maricor          Maricor Ltd
---------------- -----------------------------------------------------
ME&NB            Maine & New Brunswick Electrical Power Company,
                 Limited
---------------- -----------------------------------------------------
MEPCO            Maine Electric Power Company, Inc.
---------------- -----------------------------------------------------
MPS              Maine Public Service Company
---------------- -----------------------------------------------------
MPUC             Maine Public Utilities Commission
---------------- -----------------------------------------------------
MPUFB            Maine Public Utility Financing Bank
---------------- -----------------------------------------------------
MW               Megawatt
---------------- -----------------------------------------------------
MWH              Megawatt hour
---------------- -----------------------------------------------------
NEPOOL           New England Power Pool
---------------- -----------------------------------------------------
NMISA            Northern Maine Independent System Administrator
---------------- -----------------------------------------------------
NOI              Notice of Inquiry
---------------- -----------------------------------------------------
NPCC             Northeastern Power Coordinating Council
---------------- -----------------------------------------------------
NRC              Nuclear Regulatory Commission
---------------- -----------------------------------------------------
NUG              Non-Utility Generator
---------------- -----------------------------------------------------
OATT             Open Access Transmission Tariff
---------------- -----------------------------------------------------
PBR'S            Performance Based Rates
---------------- -----------------------------------------------------
PCB              Poly Chlorinated Bi-phenol
---------------- -----------------------------------------------------
PPA              Power Purchase Agreement
---------------- -----------------------------------------------------
PURPA            Public Utilities Regulatory Policy Act
---------------- -----------------------------------------------------
QF               Qualifying Facility
---------------- -----------------------------------------------------
RES              RES Engineering, Inc.
---------------- -----------------------------------------------------
ROCE             Return on Capital Employed
---------------- -----------------------------------------------------
RTO              Regional Transmission Organization
---------------- -----------------------------------------------------
SAM              Strategic Asset Management
---------------- -----------------------------------------------------
SCADA            Supervisory Control and Data Acquisition
---------------- -----------------------------------------------------
SEC              Securities and Exchange Commission
---------------- -----------------------------------------------------
SFAS             Statement of Financial Accounting Standards
---------------- -----------------------------------------------------
SOS              Standard Offer Service
---------------- -----------------------------------------------------
T&D              Transmission and Distribution
---------------- -----------------------------------------------------
TRRP             Transmission Rate Recognition Proposal
---------------- -----------------------------------------------------
VEBA             Voluntary Employee Benefit Association
---------------- -----------------------------------------------------
VERP             Voluntary Employee Retirement Program
---------------- -----------------------------------------------------
WPS-PDI          WPS - Power Development, Inc.
---------------- -----------------------------------------------------
WS               Wheelabrator-Sherman
---------------- -----------------------------------------------------

                                                                       Form 10-Q

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

         See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and Subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2004, and for the corresponding periods of the preceding year;
(2) an unaudited consolidated balance sheet as of June 30, 2004; (3) an audited consolidated balance sheet as of December 31, 2003, the end of Maine & Maritimes Corporation's preceding fiscal year; and (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2004, and for the corresponding period of the preceding year.

         In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at June 30, 2004, and December 31, 2003; the results of their operations for the three and six months ended June 30, 2004 and 2003; and their cash flows for the six months ended June 30, 2004, and 2003.

         MAM is the parent holding company for the following wholly owned subsidiaries: (1) Maine Public Service Company ("MPS") and its wholly owned subsidiary Maine & New Brunswick Electrical Power Company, Ltd ("ME&NB"); (2) Energy Atlantic, LLC ("EA"); (3) The Maricor Group and its wholly owned subsidiaries RES Engineering Inc. ("RES") and Maricor Ltd ("Maricor"); and (4) Maricor Properties Ltd. ("Maricor Properties") and its wholly owned subsidiary Mecel Properties Limited. ("Mecel"). The Maricor Group, formerly known as Maine and Maritimes Energy Services ("MAMES") dba " The Maricor Group," changed its corporate name on July 23, 2004. General descriptions of these companies are as follows:

o MPS is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine.
o ME&NB, is an inactive Canadian subsidiary of MPS, which formerly owned MPS's Canadian electric generation assets.
o EA is a licensed, but currently inactive, Competitive Energy Supplier ("CES") of retail electricity and formerly served the northern and southern regions of the state of Maine.
o The Maricor Group is an asset development, mechanical and electrical engineering, energy efficiency and lifecycle asset management services firm focused on markets primarily within the New England region of the United States and the eastern Canadian provinces.
o RES is a subsidiary of The Maricor Group located in Hudson and Boston, Massachusetts offering The Maricor Group's services primarily within New England.
o Maricor is a Canadian subsidiary of The Maricor Group offering the parent company's defined services primarily within the eastern Canadian provinces.
o Maricor Properties is a Canadian real estate development and investment company focused primarily on public infrastructure facilities, historic, redevelopment, coastal leisure and non-retail commercial real properties within Atlantic Canada. Maricor Properties Ltd was organized on June 1, 2004 in Nova Scotia, Canada.
o Mecel is a Canadian subsidiary of Maricor Properties and currently owns the office building housing the Nova Scotia operating division (the M&R Division) of Maricor.

                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                        --------------------------------   --------------------------------
                                                             2004             2003               2004            2003
                                                        --------------    --------------   ---------------   --------------
Operating Revenues
  Regulated                                                 $   6,882         $   6,322        $   17,090       $   15,902
  Unregulated                                                     625                 0               915                0
                                                        --------------    --------------   ---------------   --------------
          Total Revenues                                        7,507             6,322            18,005           15,902
                                                        --------------    --------------   ---------------   --------------

Operating Expenses
   Regulated Operation & Maintenance                            3,311             3,129             6,561            5,894
   Unregulated Operation & Maintenance                          1,075               409             1,680              587
   Depreciation                                                   656               663             1,290            1,326
   Amortization of Stranded Costs                               2,383             2,225             4,647            4,673
   Amortization                                                    20                51                39              103
   Taxes Other Than Income                                        302               355               668              709
   (Benefit of) Provision for Income Taxes - Regulated            (3)             (212)             1,279              879
   Benefit of Income Taxes - Unregulated                        (190)                 0             (308)                0
                                                        --------------    --------------   ---------------   --------------
          Total Operating Expenses                              7,554             6,620            15,856           14,171
                                                        --------------    --------------   ---------------   --------------

Operating (Loss) Income                                          (47)             (298)             2,149            1,731
                                                        --------------    --------------   ---------------   --------------

Other Income (Deductions)
   Equity in Income of Associated Companies                       58                66                115              137
   (Provision for) Benefit of Income Taxes                       (18)                8                (9)               (3)
   Other - Net                                                   (28)              (51)             (148)             (146)
                                                        --------------    --------------   ---------------   --------------
          Total                                                   12                23               (42)              (12)
                                                        --------------    --------------   ---------------   --------------

(Loss) Income Before Interest Charges                            (35)             (275)             2,107            1,719
                                                        --------------    --------------   ---------------   --------------

Interest Charges
   Long-Term Debt and Notes Payable                               564               331             1,130              686
   Less Stranded Costs Carrying Charges and Allowance
    for Borrowed Funds Used During Construction                 (324)             (332)             (656)            (631)
                                                        --------------    --------------   ---------------   --------------
          Total                                                   240               (1)               474               55
                                                        --------------    --------------   ---------------   --------------

(Loss) Income from Continuing Operations                        (275)             (274)             1,633            1,664

Discontinued Operations
   (Loss) Income from Discontinued Operations (including
     loss on disposal of $69 in the second quarter of 2004)      (51)               65               (649)              69
     Income Tax Benefit (Provision)                               18               (27)               258              (29)
                                                        --------------    --------------   ---------------   --------------
           (Loss) Income from Discontinued Operations            (33)               38               (391)              40

Net (Loss) Income Available for Common Stock                $   (308)         $   (236)         $   1,242        $   1,704
                                                        ==============    ==============   ===============   ==============

Average Shares Outstanding (000's)                             1,599             1,575              1,590            1,574

Basic and Diluted (Loss) Earnings Per Share of Common
   Stock from Continuing Operations                         $  (0.17)         $  (0.17)         $    1.03        $    1.06
Basic and Diluted (Loss) Earnings Per Share of Common
   Stock from Discontinued Operations                       $  (0.02)         $   0.02          $   (0.25)       $    0.02
                                                        --------------    --------------   ---------------   --------------
Basic and Diluted (Loss) Earnings Per Share of Common       $  (0.19)         $  (0.15)         $    0.78        $    1.08
   Stock from Net Income

Dividends Declared per Common Share                         $   0.38          $   0.37          $    0.76        $    0.74

                        The accompanying notes are an integral part of these financial statements.


                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in Thousands)

ASSETS                                                                       June 30,            December 31,
                                                                               2004                  2003
Utility Plant
   Electric Plant in Service                                                       $94,658              $92,055
   Less Accumulated Depreciation                                                    38,588               37,618
                                                                         ------------------   ------------------
      Net Electric Plant in                                                         56,070               54,437
Service
   Construction Work-in-Progress                                                     1,843                    8
                                                                         ------------------   ------------------
        Total                                                                       57,913               54,445

Investment in Associated Companies                                                   2,441                2,729
                                                                         ------------------   ------------------

Net Utility Plant and Investments in Associated Companies                           60,354               57,174
                                                                         ------------------   ------------------

Current Assets
   Cash and Cash Equivalents                                                         1,547                4,344
   Accounts Receivable - Net                                                         6,228                6,032
   Unbilled Revenue                                                                    671                1,199
   Inventory                                                                           741                  695
   Income Tax Refund Receivable                                                          0                  229
   Prepayments                                                                         470                  361
                                                                         ------------------   ------------------
      Total                                                                          9,657               12,860
                                                                         ------------------   ------------------

Regulatory Assets
   Uncollected Maine Yankee Decommissioning Costs                                   16,222               17,771
   Recoverable Seabrook Costs                                                       13,334               13,889
   Regulatory Assets - SFAS 109 & 106                                                6,585                6,648
   Deferred Fuel and Purchased Energy Costs                                         23,347               20,495
   Regulatory Asset - Power Purchase Agreement Restructuring                         3,627                4,353
   Unamortized Premium on Early Retirement of Debt                                   1,392                1,498
   Deferred Regulatory Costs, less accumulated amortization                          1,670                1,392
                                                                         ------------------   ------------------

      Total                                                                         66,177               66,046
                                                                         ------------------   ------------------

Other Assets
   Goodwill and Other Intangible Assets                                              4,134                  542
   Unamortized Debt Issuance Costs                                                     626                  625
   Restricted Investments (at cost, which approximates market)                       2,914                2,379
   Miscellaneous                                                                     1,621                1,643
                                                                         ------------------   ------------------

        Total                                                                        9,295                5,189
                                                                         ------------------   ------------------

Total Assets                                                                      $145,483             $141,269
                                                                         ==================   ==================

                     The accompanying notes are an integral part of these financial statements.

                MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                         Capitalization and Liabilities
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                June 30,              December 31,
                                                                                  2004                    2003
Capitalization
   Common Shareholders' Equity                                                     $49,026                 $46,984
   Long-Term Debt                                                                   28,440                  29,230
                                                                         ------------------     -------------------
          Total                                                                     77,466                  76,214
                                                                         ------------------     -------------------

Current Liabilities
   Long-Term Debt Due Within One Year                                                1,535                   1,450
   Notes Payable to Banks                                                            8,418                   6,200
   Accounts Payable                                                                  4,373                   3,928
   Accounts Payable - Associated Companies                                             268                      28
   Accrued Employee Benefits                                                         1,286                   1,013
   Customer Deposits                                                                    21                      19
   Taxes Accrued                                                                       550                      20
   Interest Accrued                                                                     43                      35
                                                                         ------------------     -------------------
      Total                                                                         16,494                  12,693
                                                                         ------------------     -------------------

Deferred Credits and Other Liabilities
   Accrued Removal Obligations                                                       4,099                   4,015
   Carrying Value of Interest Rate Hedge                                               552                   1,185
   Uncollected Maine Yankee Decommissioning Costs                                   16,222                  17,771
   Income Taxes                                                                     25,894                  25,044
   Accrued Post-retirement Benefits and Pension Costs                                3,908                   3,462
   Investment Tax Credits                                                              145                     160
   Miscellaneous                                                                       703                     725
                                                                         ------------------     -------------------
      Total                                                                         51,523                  52,362
                                                                         ------------------     -------------------

Total Capitalization and Liabilities                                              $145,483                $141,269
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



                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
              Statement of Consolidated Common Shareholders' Equity
                                   (Unaudited)
                             (Dollars in Thousands)



                                                                                              Accumulated
                                                                                                 Other
                                       Number of Shares    Par Value   Paid-In   Retained    Comprehensive
                                      Issued    Treasury     Issued    Capital   Earnings    Income (Loss)  Total
                                     ---------- ---------- ----------- --------- ---------- -------------- -------
Balance, December 31, 2003           1,580,512        ---     $11,064      $165    $36,476        ($721)   $46,984
                                     ---------- ---------- ----------- --------- ----------    ----------- -------
New Stock Issued                           189                      1         6                                  7
Net Income                                                                           1,550                   1,550
Other Comprehensive Income (Loss)
   Changes in Value of Foreign
       Exchange Translation Gain
       (Loss)                                                                                         8          8
   Interest Rate Hedge, Net of
        Tax Benefit of $234                                                                        (353)      (353)
                                                                                                           -------
Total Comprehensive Income                                                                                  (1,205)
Dividend ($0.38 per share)                                                           (601)                    (601)
                                     ---------- ---------- ----------- --------- ----------    ----------- -------
Balance, March 31, 2004              1,580,701        ---     $11,065      $171    $37,425      $(1,066)   $47,595
                                     ---------- ---------- ----------- --------- ----------    ----------- -------
New Stock Issued                        54,521                    382     1,302                              1,684
Net Income                                                                           (308)                    (308)
Other Comprehensive Income (Loss)
   Changes in Value of Foreign
       Exchange Translation Gain (Loss)                                                             (68)       (68)
   Interest Rate Hedge, Net of
        Tax Provision of $486                                                                        734       734
                                                                                                           -------
Total Comprehensive Income                                                                                     358
Dividend ($0.38 per share)                                                           (611)                    (611)
                                     ---------- ---------- ----------- --------- ----------    ----------- -------
Balance, June 30, 2004               1,635,222        ---     $11,447    $1,473    $36,506         $(400)  $49,026
                                     ========== ========== =========== ========= ==========    =========== =======

               The accompanying notes are an integral part of these financial statements.


                 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Six Months Ended June 30,
Cash Flow From Operating Activities                                                       2004           2003
    Net Income                                                                             $1,242          $1,704
    Adjustments to Reconcile Net Income to Net Cash
          Provided by Operations:
              Depreciation                                                                  1,290           1,330
             Amortization                                                                     635             658
             Amortization of Deferred Gain from Asset Sale                                      0            (443)
             Loss on Disposal of Fixed Assets                                                  69               0
             Deferred Income Taxes - Net                                                      583             160
             Income on Tax-Exempt Bonds-Restricted Funds                                        0              (7)
             Change in Deferred Regulatory and Debt Issuance Costs                         (3,025)         (2,428)
             Amortization of WS Upfront Payment                                               726             726
             Change in Benefit Obligations                                                    509             533
             Change in Current Assets and Liabilities:
                    Accounts Receivable and Unbilled Revenue                                2,136           1,421
                    Other Current Assets                                                      123             (88)
                    Accounts Payable                                                         (166)           (107)
                    Accrued Employee Benefits                                                 (77)           (546)
                    Other Current Liabilities                                                 806             243
            Other - Net                                                                      (139)           (102)
                                                                                       -----------    ------------
Net Cash Flow Provided By Operating Activities                                              4,712           3,054
                                                                                       -----------    ------------
Cash Flow From Financing Activities
     Dividend Payments                                                                     (1,212)         (1,165)
     Retirements of Long-Term Debt                                                           (705)         (2,425)
     Short-Term Debt Borrowings (Repayments), Net                                           2,090          (1,050)
                                                                                       -----------    ------------
Net Cash Flow Provided By (Used For) Financing Activities                                     173          (4,640)
                                                                                       -----------    ------------
Cash Flow From Investing Activities
     Drawdown from Tax-Exempt Bond Trust                                                        0           1,482
     Stock Redemption from Associated Company                                                 200             224
     Acquisition, Net of Cash Acquired                                                     (3,529)              0
     Change in Restricted Investments                                                        (535)              0
     Investment in Electric Plant                                                          (3,818)         (2,772)
                                                                                       -----------    ------------
Net Cash Flow Used For Investing Activities                                                (7,682)         (1,066)
                                                                                       -----------    ------------
Decrease in Cash and Cash Equivalents                                                      (2,797)         (2,652)
Cash and Cash Equivalents at Beginning of Period                                            4,344           5,956
                                                                                       -----------    ------------
Cash and Cash Equivalents at End of Period                                                 $1,547          $3,304
                                                                                       ===========    ============
Supplemental Disclosure of Cash Flow Information:
     Cash Paid (Received) During the Period For:
        Interest                                                                           $1,113            $565
        Income Taxes                                                                         ($74)           $673

Non-Cash Investing Activities:
        Value of Stock Issued for Acquisitions                                             $1,677              $0


                    The accompanying notes are an integral part of these financial statements.

                        NOTES TO CONSOLIDATED STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM") and the following wholly-owned active subsidiaries and affiliates:

- Maine Public Service Company ("MPS"), a U.S. regulated transmission and distribution company and its wholly-owned inactive Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited.,
   ("ME&NB");

- Energy Atlantic, LLC ("EA"), a U.S. unregulated competitive electricity marketing subsidiary, which was owned by MPS until June 30, 2003, and is now a wholly owned, inactive subsidiary of MAM;

- The Maricor Group and its wholly-owned U.S. subsidiary, RES Engineering Inc. ("RES"), and the Maricor Group's Canadian subsidiary, Maricor Ltd ("Maricor"), providing asset development, energy efficiency, facility asset lifecycle management and mechanical and electrical engineering services.

- Maricor Properties Ltd ("Maricor Properties"), a Canadian real estate development and investment subsidiary of MAM and Maricor Properties' wholly-owned Canadian subsidiary, Mecel Properties Limited ("Mecel").

     MAM, a holding company organized effective June 30, 2003, owns all of the common stock of MPS. All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange ("AMEX") under the symbol MAM. The reorganization was approved by MPS's shareholders at its annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission ("SEC") had previously accepted MAM's S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003. Amounts shown for the first six months of 2003 were reported by MPS.

     The Maricor Group (formerly known as Maine & Maritimes Energy Services) and Maricor were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc., a Massachusetts corporation providing mechanical and electrical engineering services located in Hudson, Massachusetts with an additional office in Boston, Massachusetts. In separate transactions, Maricor acquired Eastcan Consultants, Inc. ("Eastcan"), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris and Richard Consulting Engineers, Ltd. ("M&R), a Nova Scotia, Canada limited body corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. The subsidiaries and affiliates of each acquired company were amalgamated into single entities, which in turn were amalgamated into Maricor. Eastcan and M&R now serve as operating divisions of Maricor Ltd.

     Maricor Properties was organized on June 1, 2004, in connection with the M&R acquisition and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada limited body corporation, whose current real estate holding is the office building currently occupied and used as the principal place of business by the M&R Division of Maricor.

     All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

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

2. DISCONTINUED OPERATIONS - ENERGY ATLANTIC

        On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market during 1999, and until March 1, 2000, when it began selling energy in the retail electricity market within the state of Maine. Maine's retail electric market consists of two sectors, Standard Offer Service ("SOS") and Competitive Energy Supply ("CES"). The MPUC requests bids from CES providers for SOS in each utility service territory.

     In connection with its February 21, 2003, announced intent to withdraw from the retail electricity markets in northern Maine, EA has ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the State, effective March 1, 2004. EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

     Currently, EA is an inactive subsidiary and management has ceased all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market. Based on current market conditions and the overall strategic direction of MAM, management does not foresee re-entry into the Maine CES market in the foreseeable future. Currently, EA has no employees and its operations have been discontinued.

        Through June 30, 2004, the Company recognized a loss from discontinued operations of $0.25 per share for EA, classified as discontinued operations in the statement of consolidated operations. This loss includes additional software lease expense of $181,000 recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
Revenue                                                   $     0         $  1,699           $   562         $  3,487
Expenses                                                        0           (1,651)           (1,161)          (3,449)
Other income, deductions and interest                         (51)              17               (50)              31
                                                    --------------    -------------    --------------    -------------
Pretax (loss) income from discontinued                        (51)              65              (649)              69
  operations
Income taxes                                                   18              (27)              258              (29)
                                                    --------------    -------------    --------------    -------------
(Loss) income from discontinued operations                $   (33)        $     38           $  (391)        $     40
                                                    ==============    =============    ==============    =============

(Loss) income per share from discontinued
  operations (basic and diluted)                          $ (0.02)        $   0.02           $ (0.25)        $   0.02
                                                    ==============    =============    ==============    =============

     The major classes of assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets as of June 30, 2004, are as follows (in thousands):

Assets
Cash and cash equivalents                                          $334
Income tax benefit                                                  321
Other assets                                                          6
                                                                --------
     Total Assets                                                  $661
                                                                ========

Liabilities
Accounts payable                                                   $142
                                                                ========

3. SEGMENT INFORMATION

     The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

- Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, ME&NB;

-    Unregulated energy marketing: EA, an inactive subsidiary; and

- Unregulated services, which includes The Maricor Group and all of its subsidiaries and product and service lines.

     The "Other" column presented in the table below summarizes the expenses for the holding company, MAM, intercompany eliminations, and the activity for Maricor Properties and its subsidiary Mecel Properties Limited. This presentation of operating segments is consistent with the presentation used in the first quarter, although the column headings have been changed. The unregulated engineering services division was first presented in the first quarter of 2004. Additionally, this is the first quarter including the activities of Maricor Properties Ltd and its subsidiary Mecel Properties Limited under the column "Other" as a result of their creation during the second quarter of 2004. Given the post-second quarter acquisition of additional real estate by Maricor Properties Ltd, it is anticipated that future categorizations will include unregulated real estate (Maricor Properties Ltd and its subsidiary Mecel Properties Limited) as a separate heading.

     The accounting policies of the segments are the same as those described in
Note 1, "Summary of Significant Accounting Policies." MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled approximately $399,000 and $551,000 for the three and six months ended June 30, 2003, respectively, classified as other income and deductions. These expenses have been reclassified to unregulated operation and maintenance in the "Other" column in the table below. MAM provides certain administrative support services to MPS and its inactive subsidiary, The Maricor Group and its subsidiaries, and Maricor Properties Ltd and its subsidiary. MAM also provides minimal administrative services to its inactive subsidiary, EA. MPS provides certain support services to MAM and its unregulated subsidiaries, which include The Maricor Group and its subsidiaries and Maricor Properties and its subsidiaries. Services costs are billed to the respective entities at cost through inter-company transactions based on a combination of direct charges and allocations.


                                                               Three Months Ended
                                                             (Dollars in Thousands)
                                         June 30, 2004                                     June 30, 2003
                       ------------------------------------------------------------------------------------------------------
                       Unregulated Regulated Unregulated                 Unregulated Regulated Unregulated
                          Energy   Electric  Engineering                    Energy   Electric  Engineering
                         Marketing  Utility   Services   Other*    Total  UMarketing  Utility   Services   Other*    Total
                       ------------------------------------------------------------------------------------------------------
Revenue from External
    Customers -
Regulated                      $0    $6,881         $0       $1   $6,882         $0    $6,322         $0       $0   $6,322
Revenue from External
    Customers -
    Unregulated                 0         0        625        0      625          0         0          0        0        0
                       ------------------------------------------------------------------------------------------------------
   Total  Operating
        Revenues                0     6,881        625        1    7,507          0     6,322          0        0    6,322
                       ------------------------------------------------------------------------------------------------------
Regulated Operation &           0     3,311          0        0    3,311          0     3,129          0        0    3,129
Maintenance
Unregulated Operation
& Maintenance                   0         0        853      222    1,075          0        10          0      399      409
Depreciation                    0       656          0        0      656          0       663          0        0      663
Amortization of
   Stranded Cost                0     2,383          0        0    2,383          0     2,225          0        0    2,225
Amortization                    0        20          0        0       20          0        51          0        0       51
Taxes Other than Income         0       276         25        1      302          0       355          0        0      355
Income Taxes                    0        (3)       (89)    (101)    (193)         0      (180)         0      (32)    (212)
                       ------------------------------------------------------------------------------------------------------
Total Operating                 0     6,643        789      122    7,554          0     6,253          0      367    6,620
   Expenses
Operating Income                0       238       (164)    (121)     (47)         0        69          0     (367)    (298)
Equity in Income of
Associated Companies            0        58          0        0       58          0        66          0        0       66
(Provision for)
   Benefit of Income
   Taxes                        0       (11)         0       (7)     (18)         0         8          0        0        8
Other - Net                     0       (11)         5      (22)     (28)         0       (51)         0        0      (51)
                       ------------------------------------------------------------------------------------------------------
Income Before Interest
   Charges                      0       274       (159)    (150)     (35)         0        92          0     (367)    (275)
                       ------------------------------------------------------------------------------------------------------
Interest Charges                0       240         10      (10)     240          0        (1)         0        0       (1)
                       ------------------------------------------------------------------------------------------------------
Income from Continuing          0        34       (169)    (140)    (275)         0        93          0     (367)    (274)
Operations
(Loss) Income from
   Discontinued
   Operations                 (33)        0          0        0      (33)        38         0          0        0       38
                       ------------------------------------------------------------------------------------------------------
 Net Income                  $(33)      $34      $(169)   $(140)   $(308)       $38       $93         $0    $(367)   $(236)
                       ======================================================================================================

------------------------
* Other column includes intercompany eliminations, Maricor Properties and holding company expenses.



                                                                 Six Months Ended
                                                              (Dollars in Thousands)
                                        June 30, 2004                                      June 30, 2003
                       --------------------------------------------------------------------------------------------------------
                       Unregulated Regulated Unregulated                Unregulated Regulated Unregulated
                          Energy   Electric  Engineering                   Energy   Electric  Engineering
                         Marketing  Utility   Services  Other*  Total     Marketing  Utility    Services  Other*     Total
                       --------------------------------------------------------------------------------------------------------
Revenue from External
    Customers -
Regulated                      $0   $17,090         $0     $0  $17,090          $0   $15,902          $0       $0    $15,902
Revenue from External
    Customers -
    Unregulated                 0         0        915      0      915           0         0           0        0          0
                       --------------------------------------------------------------------------------------------------------
   Total  Operating
        Revenues                0    17,090        915      0   18,005           0    15,902           0        0     15,902
                       --------------------------------------------------------------------------------------------------------
Regulated Operation &           0     6,561          0      0    6,561           0     5,894           0        0      5,894
Maintenance
Unregulated Operation
& Maintenance                   0         0      1,262    418    1,680           0        36           0      551        587
Depreciation                    0     1,289          0      1    1,290           0     1,326           0        0      1,326
Amortization of
   Stranded Cost                0     4,647          0      0    4,647           0     4,673           0        0      4,673
Amortization                    0        39          0      0       39           0       103           0        0        103
Taxes Other than Income         0       642         25      1      668           0       709           0        0        709
Income Taxes                    0     1,279       (129)  (179)     971           0       919           0      (40)       879
                       --------------------------------------------------------------------------------------------------------
Total Operating                 0    14,457      1,158    241   15,856           0    13,660           0      511     14,171
   Expenses
Operating Income                0     2,633       (243)  (241)   2,149           0     2,242           0     (511)     1,731
Equity in Income of
Associated Companies            0       117          0     (2)     115           0       137           0        0        137
Provision for Income
   Taxes                        0        (2)         0     (7)      (9)          0        (3)          0        0         (3)
Other - Net                     0      (118)        (1)   (29)    (148)          0      (146)          0        0       (146)
                       --------------------------------------------------------------------------------------------------------
Income Before Interest
   Charges                      0     2,630       (244)  (279)   2,107           0     2,230           0     (511)     1,719
                       --------------------------------------------------------------------------------------------------------
Interest Charges                0       478         13    (17)     474           0        55           0        0         55
                       --------------------------------------------------------------------------------------------------------
Income from Continuing          0     2,152       (257)  (262)   1,633           0     2,175           0     (511)     1,664
Operations
(Loss) Income from
   Discontinued
   Operations                (391)        0          0      0     (391)         40         0           0        0         40
                       --------------------------------------------------------------------------------------------------------
 Net Income                 ($391)   $2,152      ($257) ($262)  $1,242         $40    $2,175          $0    $(511)    $1,704
                       ========================================================================================================

------------------------
* Other column includes intercompany eliminations, Maricor Properties and holding company expenses.


4. REGULATORY MATTERS


MPUC Request for Approval of Alternative Rate Plan

     On April 15, 2004, MPS filed a Memorandum Of Understanding ("MOU") entered into between MPS and the parties and supported by the MPUC's advisory staff. Under the terms of the MOU, MPS agreed that as part of its annual OATT Information Filing to be made with FERC in June 2004 (the "June Filing"), MPS will incorporate the Transmission Rate Recognition Proposal ("TRRP") as agreed to in the MOU. The parties agree that they will not contest those portions of MPS's June Filing (and subsequent FERC filings, as applicable) that are consistent with the TRRP. Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS had until December 31, 2003, to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket. On December 29, 2003, MPS withdrew its request for approval for its ARP from the proceedings. On April 30, 2004, the MPUC issued its order approving the final disposition of the matter and closing the docket. A copy of the Stipulation, Supplemental Stipulation and the final orders approving the increase and resolving all issues in the docket may be viewed on the MPUC website at http://www.state.me.us/mpuc/. MPS management continues to evaluate the potential future filing of an alternative rate plan, possibly migrating to performance based rates. However, at this time management has made no definitive decision concerning whether it should pursue an alternative rate plan or continue a cost-of-service regulatory format.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

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

        As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded costs. As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS's stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the "deferred fuel account") during the respective rate effective period at its net of tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003, applied against its unrecovered deferred fuel balance. From November 1, 2003, to December 31, 2003, MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

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

         The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company anticipates that it will record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. The Company anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of approximately $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management continues to analyze and implement growth and cost reduction strategies to mitigate the impact of this stipulation on future net income and cash flows. However, management cannot assure with certainty that such strategies can or will fully offset such reductions in net income.

        In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman Contract Buy-down shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.


FERC Open Access Transmission Tariff ("OATT") Filings:

     2003 OATT. Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-009 (the "2003 OATT"), and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the 2003 OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS sought a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base remained at 11% under the 2003 OATT. MPS entered into a settlement agreement in the matter with the parties and FERC staff resolving all outstanding issues in the filing. In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004. An Order approving the 2003 informational filings and 2003 OATT revisions was issued by the FERC on April 1, 2004. MPS filed its informational filing in connection with the 2003 OATT changed tariff charges, effective June 1, 2004, on June 15, 2004.

     2004 OATT. On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the "2004 OATT") to modify its transmission rates. Under the proposed 2004 OATT, the new transmission rate for wholesale customers became effective on June 1, 2004, subject to a customer refund that may, or may not, occur as a result of the proceeding or potential settlement negotiations. The transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represents an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS has received and is responding to data requests from interveners in the proceeding. The new transmission rate for retail customers also became effective on July 1, 2004, and is also subject to a customer refund that may, or may not, occur as a result of the 2004 OATT proceeding or potential settlement negotiations. MPS's related state compliance filing for the retail transmission rates which became effective on July 1, 2004, was approved by the MPUC on June 17, 2004. MPS cannot predict with certainty the outcome of the 2004 OATT proceeding, potential settlement discussions that may, or may not occur, or the likelihood of any customer refunds that may, or may not, occur.

5. INCOME TAXES

     A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MAM's regulated activities (which include MPS) and MAM's unregulated activities (which include EA; The Maricor Group and its subsidiaries RES and Maricor; Maricor Properties and its subsidiary, Mecel ; as well as MPS's unregulated and inactive Canadian subsidiary ME&NB). The tax effect of items not included in MPS's rate base or normal operating activities is allocated as "Other Income (Deductions)."


                                    Three Months Ended                  Six Months Ended
Dollars in Thousands                     June 30,                           June 30,
                                  2004              2003             2004              2003
                            ---------------   ---------------  ---------------  ----------------
Current income taxes              $(441)            $(408)             $266             $751
Deferred income tax                 255               223               470              175

Investment credits                   (7)               (8)              (14)             (15)
                            ---------------   ---------------  ---------------  ----------------
Total income taxes                $(193)            $(193)             $722             $911
                            ===============   ===============  ===============  ================
Allocated to:
Operating Income
- Regulated                         $(3)            $(212)           $1,279             $879

- Unregulated                      (190)                0              (301)               0
Discontinued Operations             (18)               27              (258)              29

Other income                         18                (8)                2                3
                            ---------------   ---------------  ---------------  ----------------
Total                             $(193)            $(193)             $722             $911
                            ===============   ===============  ===============  ================

     For the three months ended June 30, 2004, and 2003, the effective income tax rates were 36.8% and 34.8%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are flow through items, namely Seabrook amortization, which is required by regulation and state income taxes, and adjustments to prior year tax reserves.

     The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2004 or 2003.

         The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2004 and December 31, 2003:

                                                (Dollars in Thousands)
                                              June 30,       December 31,
                                                2004             2003

Seabrook                                       $7,484            $7,577
Property                                        8,018             7,784
Flexible Pricing Revenue                          566               608
Deferred Fuel                                   9,107             8,176
Wheelabrator-Sherman up-front payment           1,447             1,736
Pension and post-retirement benefits            (808)             (610)
OCI-Interest Rate Hedge                         (221)             (473)
Other                                             301               246
                                           ----------------------------
Net accumulated deferred income taxes         $25,894           $25,044
                                           ============================

6. MAINE YANKEE

Plant Closing
-------------

         MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. Maine Yankee has made substantial progress in decommissioning the plant and plant site. On February 27, 2004, the transfer of spent fuel and greater-than-Class C waste ("GTCC") to Maine Yankee's new on-site independent spent-fuel storage installation ("ISFSI") was completed. The focus of the project is now on demolition of structures and site restoration, in accordance with Maine Yankee's NRC-approved license termination plan and other regulatory requirements. Based on the current schedule, which is subject to change, Maine Yankee anticipates completion of the project in mid-2005, with only the ISFSI and appropriate security, technical and corporate personnel remaining thereafter.

Cost Recovery
-------------

         On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which MPS's 5% share would be approximately $46.5 million. On nine different occasions dating back to December 1998, Maine Yankee has updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 called for restructuring the electric utility industry and provided for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, MPS believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 2004, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $16.2 million, which reflects MPS's 5% share of Maine Yankee's September 2003 revised estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

         The MPUC has approved stipulations providing for the recovery of stranded investment, until February 28, 2006, which includes MPS's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

         As of June 30, 2004, deferred fuel of $23.3 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

         In accordance with its 1999 FERC rate case settlement, on October 21, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation ("ISFSI"). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year over current decommissioning collection levels through October 2008, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect from November 2008, through October 2010, the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction. On December 19, 2003, the FERC issued an order accepting the new rates effective January 1, 2004, subject to refund pending a hearing. After engaging in discovery and settlement discussions, on July 9, 2004, the active parties to the proceeding submitted an offer of settlement to the FERC for certification as an uncontested settlement by the presiding administration law judge and ultimate approval by the FERC. The terms of the offer of settlement are substantially similar to the rate revisions proposed by Maine Yankee in its October 2003 filing. Maine Yankee believes it is entitled to recover the costs underlying the proposed revised rates contemplated by the offer of settlement, but cannot predict with certainty whether or when the FERC will approve the settlement.

Termination of Decommissioning Operations Contracts and Resulting Litigation
----------------------------------------------------------------------------

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

         In addition, Maine Yankee continued to pursue its claim for damages that was originally filed against Stone & Webster and its then parent corporations in August 2000, in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee asserted a right to recover an additional $20.8 million in that court from the bankrupt estates. After extensive interim proceedings and negotiations, in the third quarter of 2003, the major parties agreed to a joint plan of reorganization under which Maine Yankee would have an allowed claim of $20.3 million against the principal bankrupt estate, subject to certain contingencies. Under the plan, Maine Yankee has a first lien on any distributions from a related bankrupt estate in the proceeding on any amount needed to increase its actual cash recovery to $18.5 million. On February 3, 2004, Maine Yankee received an initial distribution of $8.4 million, which it deposited in its decommissioning trust fund. The amount of cash that Maine Yankee will actually recover on the balance of its claim remains contingent on a number of factors beyond Maine Yankee's control that affect the amount of bankrupt estate assets ultimately available to pay the claim.

Nuclear Fuel Storage
--------------------

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

         In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the state of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission ("NRC"), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. After the action by Congress, a number of parties, including the State of Nevada and several environmental groups, brought legal actions challenging the selection of the Yucca Mountain site. The legal actions were consolidated and argued before a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit on January 14, 2004. On July 9, 2004, the Court, although it rejected substantially all of the arguments raised by the plaintiffs against the Yucca Mountain repository, including contentions that is was unconstitutional for Congress to designate Nevada over its opposition as the host state, ruled that the federal standards for protecting the public from radiation leaks at the repository, which extend 10,000 years, were inadequate for the duration. Maine Yankee cannot predict the outcome of any appeals or other action taken as a result of the Court's decision, or what effect the decision will have on the completion of the Yucca Mountain project.

         In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding. Subsequently the parties engaged in extensive discovery and resolution of pretrial issues in the damages phase of the proceeding, and on July 12, 2004, the evidential hearing on the determination of damages began. Maine Yankee completed the transfer of sixty casks of spent fuel and four casks of GTCC to its ISFSI on February 27, 2004. In the litigation the DOE has taken the position that the GTCC is not covered by the terms of its contract with Maine Yankee, and therefore it should be entitled to additional payments from Maine Yankee for disposing of the GTCC. Maine Yankee disagrees with the DOE's position on that and other issues. Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the final determination.

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

         On January 15, 2003, Maine Yankee notified NAC International ("NAC"), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC for failure to perform its contractual obligations and to provide adequate assurance of its ability to do so in the future, pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. NAC disputed Maine Yankee's basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages. Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor. Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management.

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

Low-Level Waste Disposal
------------------------

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

         The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The effect of the grants on compensation expense for the quarter ended June 30, 2004, was immaterial.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants: dividend yield of 4.75%, expected volatility of 20%, risk-free interest rate 4.33%, and expected lives of 7 years.

         A summary of the status of the Company's stock option plan as of June 30, 2004, and changes during the quarter then ended is presented below:

Options                                                 Shares       Exercise
                                                                      Price

Outstanding at December 31, 2003                           10,500       $31.48
Granted                                                     5,250        32.00
Exercised                                                       0         0.00
Forfeited                                                       0         0.00
                                                        ------------------------
Outstanding at June 30, 2004                               15,750       $31.65
                                                        ========================
Options exercisable at June 30, 2004                            0
                                                        ============
Weighted-average fair value of options granted to date     $ 4.65
                                                        ============

The following table summarizes information about fixed stock options outstanding at June 30, 2004:

                   Options Outstanding                                    Options Exercisable

                        Number        Weighted-Average       Weighted          Number
 Range of Exercise  Outstanding at        Remaining           Average      Exercisable at     Weighted-Average
      Prices           6/30/04        Contractual Life    Exercise Price      6/30/04          Exercise Price

   $30.45-32.51         15,750               9.0              $31.65             0                    0

8. BENEFIT PLANS

         The Company has an insured non-contributory defined benefit pension plan covering substantially all MPS and certain former MPS employees that were transferred to MAM. Benefits under the plan are based on employees' years of service and compensation prior to retirement. No defined benefit pension plan is currently offered to MAM's unregulated subsidiaries. In addition to the referenced defined benefit pension plan, employees of MPS are eligible to participate in a 401(k) program with a maximum Company match of 2%.

         The Company is integrating the unregulated subsidiary plans in accordance with allowable ERISA regulations. The existing 401(k) plan at RES Engineering will continue for the next several months as decisions to finalize the integration of the 401(k) plans are made. The Canadian subsidiaries are offered participation in a Multi-Employer Defined Contribution Plan with a maximum Company match of 1% and additional 2-3% discretionary contribution based on performance/profitability measures. Eastcan Engineering is scheduled for employee enrollments in August. Morris and Richard Engineering will be scheduled in the fall.

         In addition to providing retirement plans the Company provides certain health care and welfare benefits to employees and MPS's retirees. Eligible participants share in the cost of healthcare premiums. Life, Long Term Disability, and Accidental Death insurance premiums are paid for by the Company. Plans at the subsidiaries are continuing with the Company taking advantage of market based cost savings at plan renewal.

         The following table sets forth the plans' net periodic benefit cost for June 30, 2004, and 2003 (in thousands):

                                           Pension Benefits                                Other Benefits

                                    Three Months         Six Months Ended         Three Months         Six Months Ended
                                   Ended June 30,            June 30,            Ended June 30,            June 30,
                                    2004     2003          2004     2003          2004     2003         2004       2003
                                    ----     ----          ----     ----          ----     ----         ----       ----
Service Cost                        $118     $107          $236     $214           $55      $48         $110        $96
Interest Cost                        289      286           578      572           146      135          292        270
Expected Return on Plan
   Assets                          (304)    (310)         (608)    (620)          (51)     (49)        (102)       (98)
Amortization of Prior
   Service Cost                       23       23            46       46          (15)       36         (30)         72
Amortization of Transition
   Obligation                          0      (4)             0      (8)            36     (15)           72       (30)
Amortization of net (gain)
   loss                                0        0             0        0            53       48          106         96
                               ---------- --------    ---------- --------    ---------- --------    --------- ----------
Net Periodic Benefit Cost           $126     $102          $252     $204          $224     $203         $448       $406

         Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, "Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). Under the Act, the Company may be entitled to a subsidy for their prescription drug benefit costs. The Company is in the process of determining, in accordance with FSP 106-2, whether or not the prescription drug benefit provided by the Company's postretirement plan is actuarially equivalent to the prescription drug benefit provided by Medicare Part D. The measures of the net periodic postretirement benefit cost disclosed above do not reflect any amount associated with the subsidy because the Company has not yet concluded whether or not the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

         The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $400,000 to its pension plan in 2004. As of June 30, 2004, no contributions have been made. The Company has revised this estimate, and currently anticipates contributing $450,000 to fund its pension plan in 2004.

         The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $506,000 to its postretirement health plan in 2004. As of June 30, 2004, no contributions have been made. The Company has revised this estimate, and currently anticipates contributing approximately $463,000 to fund its postretirement health plan in 2004.

9. NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued the FASB Statement of Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003" ("FSP 106-1") on January 12, 2004. FSP 106-1 was superseded by FASB Statement of Position 106-2 ("FSP 106-2"), of the same title. FSP 106-2 is applicable to sponsors of a single-employer defined benefit postretirement health care plan for which the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and therefore the sponsor is qualified for the subsidy under the Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the "Act"). The expected subsidy must also offset or reduce the sponsor's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The determination of whether or not the benefits of the MAM postretirement plan are actuarially equivalent to the provision of the Act has not yet been completed. Refer to Note 8 of these Consolidated Financial Statements for additional disclosures.

         In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46R"). The adoption of the provisions of FIN 46R did not have a material impact on the consolidated financial statements as of June 30, 2004. The Company does not have any variable interest entities as defined by FIN 46R.

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

10. COMMITMENTS AND CONTINGENCIES

         Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, "Accounting for Leases," ("FAS 13") the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the six months ended June 30, 2004 and 2003:


                                          (Dollars in Thousands)
                                              Six Months Ended
                                                  June 30,
                                            2004              2003
                                   ------------------------------------
Office Equipment                             $0                $2
Vehicles                                      1                 1
Computer Hardware and Software                0                29
Building                                     16                 0
Rights of Way                                58                29
Field Equipment                              40                20
                                   ------------------------------------
Total                                      $115               $81
                                   ====================================

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         MPS has three issues of long-term debt with variable interest rates, as discussed in detail in the Company's 2003 Form 10-K. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine ("FAME"), 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank ("MPUFB"), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68%, respectively.

         At June 30, 2004, the fair value of these qualified cash flow hedges was $(552,000), reflecting a change in swap rates since the execution date. For the three and six months ended June 30, 2004, the difference between the fixed rates and the underlying variable rates on the issues of approximately $228,000 and $462,000, respectively was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company's debt will prove to protect both shareholders and consumers from upward variable debt pressures. The gain in fair value on the interest rate swaps from the beginning of 2004 as compared to June 30, 2004, of $633,000 less the deferred tax of $252,000 has been recorded as Other Comprehensive Income (Loss). Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless shareholder's common equity falls below the minimum allowable 48 percent.

12. ACQUISITIONS

         During the second quarter of 2004, the Company acquired three entities, none of which individually is deemed material. The total cost of the acquisitions was $5,486,000, consisting of 54,332 shares of MAM common stock, valued at $1,677,000, $3,624,000 of cash and $185,000 of external costs for the acquisition. The per share value of the 54,332 common shares issued was determined based on the average market price of the Company's common shares over the ten business days ending on the fifth day prior to the acquisitions. The aggregate amount of goodwill and other intangible assets arising from the acquisitions was $4,046,000, and is reported in the unregulated engineering services operating segment. The Company is still in the process of valuing certain assets and liabilities related to this acquisition. Accordingly, allocation of the purchase price is subject to modification in the future.

     Following is a brief description of each of the entities acquired:

     |1| Morris and Richard Consulting Engineers Limited ("M&R"), a mechanical and electrical engineering services firm headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004;

     |2| Mecel Properties Limited, a real estate holding company headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004; and

     |3| RES Engineering Inc. ("RES"), a mechanical and electrical engineering services firm headquartered in Hudson, Massachusetts, acquired on June 15, 2004.

         Under the terms of the agreements, the former shareholders of these companies are prohibited from selling their shares of stock for a certain period after the acquisition. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference. Also, the former shareholders are entitled to additional cash consideration of up to $1,723,000, payable at specific dates through 2007, if certain future targets are met. If these targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, increasing the amount of goodwill. Currently, $535,000 of this additional consideration has been placed in escrow and is recorded on the balance sheet at a restricted investment.

13. SUBSEQUENT EVENT - ACQUISITION

         On August 13, 2004, the Company's Canadian subsidiary, Maricor Properties Ltd, completed a transaction to acquire a multi-tenant office complex in Moncton, New Brunswick, with a total investment and estimated redevelopment cost of approximately $2.0 million.

                                                                       Form 10-Q

                          PART 1. FINANCIAL INFORMATION


Item 2. Management's Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

         The discussion below may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance of our plans and objectives, such as expected future earnings from The Maricor Group. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; technology displacement; consumer decisions; and the decommissioning cost of Maine Yankee.

Discussion and Description of the Company's Growth Strategy

         As more fully described in MAM's most recent Form 10-K, Management and the Board of Directors have adopted what they believe to be a realistic, conservative and necessary growth strategy to preserve and create shareholder value, focusing primarily, but not exclusively, on market opportunities within New England and Atlantic Canada. Due to a combination of economic, regulatory and legislative factors, including, but not limited to:

     (a) The impacts of deregulation and generation divestiture on MPS's revenue model;

     (b)  MPS's little to no growth service area;

     (c) MPS's increasing costs of operations associated with difficult and less controllable expenses including, but not limited to workers compensation rates, taxes, increasing costs of petroleum derived fuels, increasing liability-related insurances, increasing employee health benefits costs, and increasing regulatory compliance costs, including Sarbanes-Oxley compliance; and

     (d) MPS's declining regulatory rate base as a result of reductions in stranded costs rates of return and declining regulatory assets; and Management and the Board of Directors belief that growth through geographic and business diversification is essential, while working to ensure continued viability of MPS.

         MAM's growth strategy centers on a diversification approach that expands the Company's business and revenue model to include, without limitation, facilities infrastructure mechanical and electrical engineering services, energy efficiency and reliability solutions, air emissions reductions through enhanced energy efficiency solutions, facility lifecycle asset management solutions and services, energy management, and energy asset and real estate asset development and ownership.

         The acquisition of two engineering firms during the second quarter was part of the Company's acquisition strategy, described more fully in the Company's 2003 Form 10-K. Within this strategy, the Company is seeking to acquire and grow mechanical and electrical engineering firms, utilizing these platform engineering services to expand The Maricor Group's asset development, facility lifecycle asset management, and energy efficiency business activities within eastern Canada and New England. The creation of Maricor Properties and the acquisition of Mecel was the first step in the Company's real estate development and investment strategy, also described more fully in the Company's 2003 Form 10-K.

         As a result of the recent acquisitions, Maine & Maritimes Corporation's corporate structure is presented in the following organizational chart:






                     Maine & Maritimes Organizational Chart

           [SEE SUPPLEMENTAL PDF FOR GRAPHIC OF ORGANIZATIONAL CHART]



         MAM's proposed portfolio growth strategy involves three specific investment and business areas more fully defined in the following chart and referred to as "revenue funds." The utilization of the term funds is intended to highlight the differences and characteristics of revenue models and is not intended to reflect any connotation that any or all of the "revenue funds" are actually mutual or any other form of investment fund. As shown in the following chart, MAM's growth strategy involves a combination of platform acquisitions and organic growth. The proposed overall strategy seeks to leverage over the mid to long-term the asset management capabilities of The Maricor Group and its subsidiaries (as mechanical and electrical engineers and as asset developers and managers), as well as other potential inter-company services. Both MPS, as a regulated transmission and distribution infrastructure asset business, and Maricor Properties Ltd, as a real estate infrastructure asset business, have the ability to provide increasingly integrated inter-company services in support of growth, improved productivity and enhanced capabilities.

         While significant progress in implementing the following model has been made since the creation of MAM as a holding company on June 30, 2003, the Company is continuing to identify and evaluate a diverse array of opportunities within the defined "revenue fund" or revenue model areas. Although Management and the Board of Directors believe the defined strategy and existing and future acquisitions will create additional long-term shareholder value, the Company cannot assure that the strategy, individual acquisitions, collective acquisitions and/or organic growth initiatives will be successful. MAM's proposed overall growth strategy will be heavily influenced by the Company's ability to identify and acquire asset and business acquisition targets that meet certain desired strategic and financial criteria within the general categories defined as "revenue funds" or revenue models. Continued successful implementation of the defined strategy is dependent upon, among other things, MAM's and its subsidiaries' ability to raise sufficient capital and attract and retain key management and staff talent. MAM believes it can raise the necessary capital and retain key management and staff talent to implement the strategy, but cannot assure investors of this ability.

The following chart is intended to provide an overview of MAM's portfolio growth strategy and to provide examples of potential acquisition or business growth target categories. MAM has implemented a number of the following highlighted growth initiatives. Based on this model, MAM has acquired three regional mechanical and electrical engineering firms under its "growth revenue fund," known as The Maricor Group, which include its Canadian subsidiary Maricor Ltd and RES Engineering Inc. In addition, The Maricor Group has acquired exclusive geographic and sector marketing rights to a leading asset lifecycle management and strategic capital planning software system owned by Delinea Corporation, a Dallas-based technology company. Further, The Maricor Group has staffed and begun operations of a small asset development group focusing on the sale of sustainable lifecycle asset management services and the development or acquisition of end-user energy assets. MAM has created its Canadian real estate investment and development subsidiary, Maricor Properties Ltd, and acquired its subsidiary Mecel Properties Limited.

                   [SEE SUPPLEMENTAL PDF FOR GRAPHIC OF CHART]

         As previously described, in addition to diversification strategies, part of the Company's growth and business improvement strategies, focus and investments are being placed on potential initiatives to improve the overall performance, system reliability, economics and efficiencies of MPS's transmission and distribution systems. These strategies include the adoption of new productivity enhancing technologies, changes in core business processes, adoption of integrated asset management strategies, and development and implementation of long-term transmission and distribution plans. MPS's transmission plan, subject to regulatory approvals, includes the construction of additional regulated transmission assets increasing the interconnection capacity between MPS and NB Power, as well as the possible construction of a diesel peaking generation farm to provide necessary transmission voltage support. The collective goals of these efforts are to reduce overall annual capital, operating, and maintenance expenditures, while improving system reliability, security and customer service performance. MAM believes it will receive regulatory approval to proceed with construction of at least one additional 138 KV transmission line connecting with NB Power and may receive permission to construct a diesel peaking generation farm for voltage support and system security purposes; however, MAM cannot assure investors it will receive regulatory approval or will proceed with these projects.

         As described, the Company is continuing to evaluate potential unregulated non-utility, regulated and unregulated utility business acquisitions, assets, and projects, that include without limitation small electric utilities, merchant transmission assets or projects, local natural gas distribution companies, fuel oil and propane distributors, regulated electric transmission projects, mid-stream natural gas assets, central utility plant assets, and real estate assets, primarily, but not necessarily limited to North America. The Company cannot assure that such acquisitions can or will be accomplished. Non-utility and utility-related acquisitions are intended to seek to leverage MPS's and other subsidiaries' existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, accounting services, and management expertise. As previously stated, MAM's ability to implement its defined strategy is dependent upon, among other things, its ability to raise necessary capital and to attract and retain key management and staff talent. MAM's Management and Board of Directors believe they can raise the necessary capital and retain key talent, but cannot assure investors of this ability.

Results of Operations

         Second quarter, 2004 consolidated financial and operating results for MAM were impacted by a number of factors and resulted in a loss from continuing operations of $275,000 (or $0.17 per share), as expected by Management. Although MPS revenues were up on a quarter to quarter comparison basis, due to MPS's rate design, second and third quarter revenues are typically significantly lower than first and fourth quarters. Generally, MAM's second quarter loss is attributable to increasing MPS costs, non-capital acquisition costs, start-up costs and general increases in operating costs, but not necessarily limited to only these factors. Specifically, increased expenses include, but are not limited to: (a) increased legal and regulatory expenses associated with MPS's stranded cost case with the MPUC and its FERC transmission filing and other FERC regulatory related costs; (b) internal non-capital expenses associated with the acquisitions of M&R and RES by The Maricor Group and Maricor Ltd; (c) non-capital costs associated with the creation of Maricor Properties Ltd and its subsidiary Mecel Properties Limited, including non-capital costs associated with the post-second quarter acquisition of a mid-rise office building in Moncton, New Brunswick described under the "Acquisitions" section; (d) MPS's increased amortization costs of its stranded costs; (e) increased compliance related costs; and (f) costs associated with The Maricor Group's asset development and sales group.

         Management's focus for 2004 is on corporate growth, creating a diversified platform for long-term and sustainable growth. Through current efforts to reduce costs among all operating subsidiaries and reduce corporate allocation costs, combined with initiatives to increase unregulated revenues, Management is taking steps to help ensure improved profitability on a quarter-on-quarter and annualized basis. Management believes it is necessary to grow and diversify its revenue base to ensure sustainable profitability, given MPS's declining stranded costs, reduction in stranded cost returns, and correlated reduction in MPS's rate base. Given MAM's limited earnings coverage and lack of free cash flow from MPS operations, Management recognizes that growth initiatives, as well as costs associated with Sarbanes-Oxley compliance, increasing employee health care and other benefits costs, increasing insurance costs and other mandated costs may impact net income until new unregulated operations begin positive contributions to earnings. Management is focused on ensuring attainment of profitability within its unregulated operations in a timely manner. However, Management cannot warrant or predict the outcome of future regulated rate cases and cannot warrant or predict with certainty when unregulated operations will achieve material profitability.

         Management does believe that its current growth strategy and efforts to control costs, particularly in the regulated sector can result in positive and sustainable returns for the Company. During MAM's transitional period, Management's focus is on year-on-year versus quarter-on-quarter results, particularly given the earnings fluctuations among quarters based on MPS's net income quarterly contributions and existing rate design.

         For the second quarter of 2004, the Company earned revenue from the transmission and distribution ("T&D") operations of Maine Public Service Company and wholly-owned unregulated energy services company, The Maricor Group. MPS's wholly-owned unregulated Canadian subsidiary, ME&NB, and the Company's wholly-owned unregulated energy marketing company, EA, are inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of "Core T&D" below. EA results are included under the heading "Discontinued Operations." The following discussion has been segregated into four categories, consistent with the presentation of the segment information in
Note 3 of the Consolidated Statements.

Regulated Operations

         The following discussion includes the operations of MPS and ME&NB, the Company's regulated subsidiary and inactive MPS unregulated Canadian subsidiary:


                                                     Three Months Ended
                                                          June 30,
                                                     -----------------
Net Income (Loss)                                      2004       2003
 Net Income (Loss) - Regulated Electric Utility         $34       $ 93
                                                     ------     ------

Earnings (Loss) per Share
 Earnings (Loss) per Share from Regulated Electric
     Utilities                                        $0.02      $0.06
                                                     ------     ------

         MPS core T&D earnings were $34,000 for the second quarter of 2004, compared to earnings of $93,000 in the second quarter of 2003. Earnings per share were $0.02 for the second quarter of 2004, while earnings per share was $0.06 for the same quarter last year. Other changes in earnings associated with increases in operating revenues and operating expenses are discussed further in the "Regulated Operating Revenue" and "Regulated Utility Expenses" sections below.

Regulated Operating Revenue

         Consolidated revenues and Megawatt Hours ("MWH") for the quarters ended June 30, 2004, and 2003, are as follows (dollars in thousands):

                                   2004                      2003
                         ------------------------- --------------------------
                           Dollars        MWH        Dollars        MWH
                         ------------ ------------ ------------ -------------
Residential                   $3,278       41,783       $3,079        40,824
Large Commercial               1,038       41,099          974        41,273
Medium Commercial                982       25,337          964        25,230
Small Commercial               1,257       20,728        1,208        20,749
Other Retail                     326          849           97           842
                         ------------ ------------ ------------ -------------
Total Regulated Retail        $6,881      129,796       $6,322       128,918
                         ============ ============ ============ =============

         Regulated retail sales for MPS for the second quarter increased 0.7% from 128,918 MWH for the second quarter of 2003, compared to 129,796 MWH for the second quarter of this year. Management believes the increase in MWH usage is attributable to a combination of weather factors and a modest increase in the number of residential customers. Residential retail sales for the quarter were 2.3% more than the same quarter last year, reflecting a modest increase in the number of residential customers.

         Sales to MPS's large commercial customers during the second quarter of 2004 decreased by 0.4% over sales for the same quarter last year due to, but not limited to economic conditions as a result of NAFTA, which have placed pressures on both the agricultural and forest products sectors, as well as component manufacturing. MPS's second largest customer, JM Huber, was closed for maintenance for several days during May 2004. Sales to MPS's forest or wood products customers decreased by 0.6%. These decreases were partly offset by a 5.4% increase in sales to McCain Foods, Inc., MPS's largest customer.

         Sales to MPS's medium commercial customers during the second quarter of 2004 were 0.4% higher than the second quarter of 2003. Small commercial sales were slightly less in the second quarter of 2004 compared to the second quarter of 2003.

         The Maine Public Utilities Commission ("MPUC") has jurisdiction over MPS's retail rates. The MPUC approved an increase in MPS's retail rates of approximately 3.8%, effective November 1, 2003. This retail rate increase included the retail portion of previously approved transmission increases by the Federal Energy Regulatory Commission ("FERC"). The FERC has jurisdiction over MPS's transmission rates, including the rates charged for wheeling revenues. For more information on the regulatory orders approving the recent rate increases, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters." The retail rate increase described above and the increase of sales mentioned above resulted in an increase of $330,000 from the four customer classes.

         During the second quarter of 2004, other regulated operating revenues were $326,000 compared to $97,000 for the second quarter of 2003. Wheeling revenues for the second quarter of 2004 increased by $70,000 with the FERC's approval of increases in wheeling rates effective June 1, 2004, and June 1, 2003, of 8.3% and 18.4%, respectively. As more fully explained in Note 4 to the Consolidated Financial Statements, "Regulatory Matters," the MPUC, in its stranded cost orders effective March 1, 2004, and March 1, 2002, adjusted the treatment of certain customer discounts through flexible pricing adjustments. As a result, the revenues recognized from the flexible pricing adjustments in the second quarter of 2004 were $73,000 more than the same quarter of 2003.

Regulated Utility Expenses

For the quarters ended June 30, 2004 and 2003, regulated operation and maintenance expenses and stranded costs are as follows (in thousands):

                                                                          Three Months Ended
                                                                               June 30,
                                                                    -------------------------------
                                                                         2004            2003
                                                                    --------------- ---------------
Regulated Operation and Maintenance
   Transmission and Distribution                                             $ 821           $ 728
   Customer Service                                                            271             270
   Administrative and General                                                2,219           2,131
                                                                    --------------- ---------------
     Total Regulated Operation and Maintenance                              $3,311          $3,129
                                                                    =============== ===============

Stranded Costs
   Wheelabrator-Sherman                                                     $1,804          $1,883
   Maine Yankee                                                                788             715
   Seabrook                                                                    277             277
   Amortization of Wheelabrator-Sherman Restructuring Payment                  363             363
   Deferred Fuel                                                             (919)         (1,083)
   Special Discounts                                                            70              70
                                                                    --------------- ---------------
     Total Stranded Costs                                                   $2,383          $2,225
                                                                    =============== ===============

         Transmission and distribution expenses for the second quarter increased approximately $93,000 or 13% from 2003 to 2004. The primary reason for the increase was a shift to maintenance projects, including vegetation management and maintenance of substation equipment, in the second quarter of 2004, compared to more labor time spent on capital projects, such as the installation of automated meter readers in the second quarter of 2003.

         Customer service expenses for the second quarter of 2004 were flat when compared to the same period of the prior year. This line item includes meter reading, customer records and collections expenses.

         Administrative and general expenses increased approximately $88,000 from the second quarter of 2003 to the second quarter of 2004. Regulatory expenses were up approximately $183,000 compared to 2003 due to an increase in legal expenses related to regulatory issues, principally due to the FERC transmission filing and the stranded cost case.

         Amortization of stranded costs also increased approximately $158,000 from the second quarter of 2003. MPS began recovering stranded costs from its retail customers starting March 1, 2000. Subsequently, on March 1, 2004, and March 1, 2003, the MPUC reviewed MPS's stranded costs and adjusted recovery of these stranded costs in accordance with approved stranded cost revenue requirements. Based on these regulatory decisions, MPS recognized stranded costs of $2,383,000 and $2,225,000 for the three months ended June 30, 2004, and 2003, respectively. The stranded costs for Maine Yankee and Wheelabrator-Sherman represent actual cash expenses during the years, while other costs reflect the amortization or recognition of regulatory assets and regulatory liabilities.

Unregulated Energy Marketing - Energy Atlantic Discontinued Operations

        On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market during 1999, and until March 1, 2000, when it began selling energy in the retail electricity market within the state of Maine. The retail market consists of two sectors, Standard Offer Service ("SOS") and Competitive Energy Supply ("CES"). The MPUC requests bids from CES providers for SOS in each utility service territory.

         In connection with its February 21, 2003, announced intent to withdraw from the retail electricity markets in northern Maine, EA has ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the State, effective March 1, 2004. EA continued to serve its existing contracts within Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

         Currently, EA is an inactive subsidiary and management has ceased all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market. Based on current conditions, management does not foresee re-entry into the CES market in the near future and cannot predict if or when it may re-activate EA.

         Through June 30, 2004, the Company recognized a loss from discontinued operations of $0.25 per share for EA, classified as discontinued operations in the statement of consolidated operations. This loss includes additional lease expense of $181,000 recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
Revenue                                                      $  0           $1,699             $ 562          $ 3,487
Expenses                                                        0           (1,651)           (1,161)          (3,449)
Other income, deductions and interest                         (51)              17               (50)              31
                                                    --------------    -------------    --------------    -------------
Pretax (loss) income from discontinued                        (51)              65              (649)              69
  operations
Income taxes                                                   18              (27)              258              (29)
                                                    --------------    -------------    --------------    -------------
(Loss) income from discontinued operations                   $(33)          $   38            $ (391)         $    40
                                                    ==============    =============    ==============    =============

(Loss) income per share from discontinued
  operations (basic and diluted)                           $(0.02)          $ 0.02           $ (0.25)         $  0.02
                                                    ==============    =============    ==============    =============


Unregulated Engineering Services

         The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, RES Engineering Inc., and Maricor Ltd. Unregulated engineering services operations began in late 2003 with the creation of The Maricor Group and Maricor Ltd in November, and the acquisition of Eastcan in December. M&R and RES were acquired on June 1, 2004, and June 15, 2004, respectively. Therefore, comparative information is not available from the second quarter of 2003. Net loss and the related loss per share from unregulated engineering services for the three months ended June 30, 2004, were as follows:

                                                        Three Months
                                                       Ended June 30,
Net Loss                                                    2004
                                                      -------------------
Net Loss - Unregulated Engineering Services                    $ (169)

Loss per Share
 Loss per Share from Unregulated Engineering
     Services                                                  $(0.11)

         Although this segment reduced net income by approximately $169,000, expenses associated with the acquisitions impacted the quarter's earnings. The largest contributions to earnings from this segment were RES, a subsidiary of The Maricor Group, and the Eastcan Division of Maricor Ltd. RES had net income of $17,000, or $0.01 per share. The Eastcan Division's net income was $43,000 or $0.03 per share. The M&R Division's revenue approximated its expenses, and did not materially impact earnings per share. Because of their recent acquisition, only one month's revenues and expenses were contributed by the M&R Division of Maricor Ltd and only one-half a month's revenues and expenses were contributed by The Maricor Group's subsidiary, RES Engineering.

         The most significant reductions of earnings in the unregulated engineering services segments were attributable to corporate allocations, corporate staff costs, and non-capital acquisition expenses allocated to The Maricor Group and Maricor Ltd. In addition, expenses associated with The Maricor Group's business development group impacted total expenses.

Unregulated Engineering Services - Revenue

         Consolidated revenues for the quarter ended June 30, 2004, are as follows (dollars in thousands):

                                                                 Three Months
                                                                Ended June 30,
                                                                     2004

Maricor Ltd                                                          $381
RES Subsidiary of The Maricor Group                                   244
                                                              --------------
Mechanical and Electrical Engineering Services (The Maricor
   Group)                                                            $625
                                                              ==============


         The revenue attributable to RES and the M&R Division of Maricor Ltd was earned since the companies were acquired on June 15, 2004, and June 1, 2004, respectively. The principal businesses of these three companies, prior to their acquisition and for which the stated revenues were based, include engineering design and design/build mechanical and electrical engineering projects, primarily focused on fee-for-service engineering.

Unregulated Engineering Services Expenses

         For the quarter ended June 30, 2004, unregulated engineering services operation and maintenance expenses are as follows (in thousands):

                                                          Three Months
                                                         Ended June 30,
                                                               2004
                                                        ----------------

Cost of Sales                                                       $447
Other Expenses                                                       406
                                                        ----------------
Total Unregulated Engineering Services Operation and
  Maintenance Expenses                                              $853
                                                        ================


         Gross profit on the Eastcan and M&R Divisions of Maricor Ltd and The Maricor Group's subsidiary RES Engineering contracts totaled $188,000, or 30% of revenue. Other expenses noted above are expenses incurred by The Maricor Group and its subsidiaries RES Engineering Inc. and Maricor Ltd, which include corporate allocations, internal labor expenses associated with the acquisitions of RES and M&R, labor costs associated with The Maricor Group's business development group, and labor costs associated with The Maricor Group's and Maricor Ltd's corporate staff. The largest expense for The Maricor Group and Maricor Ltd was labor expense, which totaled $289,000, consistent with the first quarter.

Other Operating Results

         This section details the operating results of MAM, the holding company, Maricor Properties Ltd and its subsidiary Mecel Properties Limited, the unregulated real estate groups. MAM was established June 30, 2003, and incurred a loss for that quarter of $367,000, due to the cost of creating the holding company. Maricor Properties Ltd and Mecel Properties Limited were created on June 1, 2004 as a result of the acquisition of the M&R Division of Maricor Ltd. Maricor Properties Ltd acquired Mecel Properties Limited, whose sole real estate holding is the building occupied by the M&R Division of Maricor Ltd.

         Net loss from this operating segment for the three months ended June 30, 2004, was $140,000, or a loss of $0.09 per share. Of this total, MAM incurred a loss of $0.09 per share, while Maricor Properties had a loss of $6,000, which did not materially impact earnings.

         No revenue was recognized by either MAM or Maricor Properties. Operating expenses at MAM consist primarily of labor, legal and consulting expenses. Operating expenses for Mecel Holdings Ltd, a subsidiary of Maricor Properties, included the cost of maintaining the building and the cost of utilities. Management is currently evaluating the appropriate future and allowable allocation of all or certain of MAM's corporate expenses among its subsidiaries.

Operating Capital and Liquidity

         Net cash flows from operating activities for the first six months of 2004 were $4,712,000 with net income of $1,242,000. The deferral of $3,025,000 of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS's stranded cost recovery accounted for the biggest reduction in operating cash flows. For the six months ended June 30, 2004, the increase in cash from financing activities of $173,000 was due to scheduled dividend payments of $1,212,000 and $2,090,000 of additional short-term borrowings. The cash outflow from financing activities was for the repayment of long-term debt of $705,000. Net cash outflows for investing activities were $7,682,000. During the first six months of 2004, MPS invested $3,818,000 in electric plant. Construction work-in-progress, reported in the Utility Plant section of the Company's June 30, 2004, Consolidated Balance Sheet, increased by $1,835,000 from the balance as of December 31, 2003, due to the timing of expenditures for the Automated Meter Reading project and conversion of the Caribou substation to a higher voltage. In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock. The Maricor Group and Maricor Ltd spent $3,529,000 net cash to acquire RES and M&R.

         For the first six months of 2003, net cash flows from operating activities were $3,054,000, with net income of $1,704,000. The deferral of $2,224,000 of current Wheelabrator-Sherman costs associated with MPS's stranded cost recovery, previously approved by the MPUC, accounted for most of the decrease in operating cash flows. During the first six months of 2003, scheduled sinking fund payments reduced long-term debt by $2,425,000 and short-term debt payments totaled $1,050,000. As of June 30, 2003, MPS invested $2,772,000 in electric plant with $1,482,000 withdrawn from the trust account for the tax-exempt bonds. In addition, MPS received $224,000 for the partial redemption of its Maine Yankee Common Stock, and MPS paid its stockholders $1,165,000 in dividends.

         Effective January 1, 2004, the Board of Directors increased the quarterly dividend by $0.01 per share from $0.37 per share to $0.38 per share, for an annual dividend of $1.52 per share.

Credit Facilities

         On May 27, 2004, and June 14, 2004, The Maricor Group executed a bridge loan totaling $2.2 million to finance the purchases of M&R and RES. The Maricor Group also executed a $1.0 million working capital line of credit to provide initial operating funds to the newly acquired subsidiaries. These facilities are expected to be made permanent in August 2004.

         On March 29, 2004, MPS's $6 million revolving credit agreement with two participating banks was extended until June 8, 2006. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of June 30, 2004, MPS was in compliance with these covenants.

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

         (b) MPS, as a regulated electric transmission and distribution utility, has risks that include, but are not limited to the following: regulatory and legislative risks; systemic risks impacting meter reading, billing and other factors; economic and general service area market risks, such as currency risk, out-migration of population or a plant closing; failure of physical infrastructure; and retaining/attracting personnel with necessary skills.

         (c) The Company's unregulated energy marketing subsidiary, Energy Atlantic, LLC was engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposed EA to a number of risks such as counter-party, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk. EA has discontinued operations and is now inactive, thus eliminating these specific risks.

         (d) The Company's unregulated engineering services subsidiaries are engaged in design/build and fee-for-service engineering services. Associated with these services are design, operating, performance, market, economic and personnel risks associated with the management of design/build projects; errors and/or emissions in the firm's designs; systemic risks; customer default and credit risks; talent retention and recruitment risks; proposal development errors; changes in government policies and regulations; general economic and market conditions risks, including currency risk; and other potential risks.

         (e) The Company's unregulated real estate development and investment subsidiary, Maricor Properties Ltd and its subsidiary, Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

None.

(b) Changes in Internal Control over Financial Reporting

         There have been two material changes to the Company's internal control over financial reporting during the most recent fiscal quarter. First, the Company implemented a new Oracle-based accounting system that was put in service April 1, 2004. This new fully integrated financial reporting system provides the ability to track costs by project and accommodate growth. The internal controls over financial reporting that are external to the system have not changed significantly since the prior quarter. Additional compensating controls have been implemented to mitigate the risk of material misstatement due to the implementation of the new system. Second, the Company has acquired two unregulated energy service companies which are currently operating with their own accounting systems and internal control programs. The Company has performed due diligence procedures over the opening balance sheets and the activity since the time of the acquisitions. Management believes that these compensating controls are adequate to prevent material misstatement in financial reporting as a result of these changes. There were no significant deficiencies or material weaknesses identified.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings


MPS Rate Cases:

(a) Maine Public Utilities Commission, Request ("MPUC") for Approval of Alternative Rate Plan, MPUC Docket 2003-85.

         On April 15, 2004, MPS filed a Memorandum Of Understanding ("MOU") entered into between MPS and the parties to this proceeding and supported by the MPUC's advisory staff. Under the terms of the MOU, MPS agreed that as part of its annual OATT Information Filing to be made with FERC in June 2004 (the "June Filing"), MPS will incorporate the Transmission Rate Recognition Proposal ("TRRP") as agreed to in the MOU. The parties agree that they will not contest those portions of MPS's June Filing (and subsequent FERC filings, as applicable) that are consistent with the TRRP. On April 30, 2004, the MPUC issued its order approving the final disposition of the matter and closing the docket. A copy of the Stipulation, Supplemental Stipulation and the final orders approving the increase and resolving all issues in the docket may be viewed on the MPUC website at http://www.state.me.us/mpuc/. For the purposes of future rate proceedings MPS will continue to evaluate if an ARP is in the best interest of MPS, its shareholders and consumers or if it should continue to proceed with cost-of-service rate filings as it has done in the past.

(b) Federal Energy Regulatory Commission 2003 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER00-1053-009

         Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-009 (the "2003 OATT"), and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the 2003 OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS sought a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base remained at 11% under the 2003 OATT. MPS entered into a settlement agreement in the matter with the parties and FERC staff resolving all outstanding issues in the filing. In February 2004, the parties executed a settlement which was filed with the FRC on February 11, 2004. An Order approving the 2003 informational filings stipulation and 2003 OATT revisions was issued by the FERC on April 1, 2004. The details of the settlement and order were reported in the Company's previous 10Q and are incorporated into this filing by reference. MPS filed its informational filing in connection with the 2003 OATT changed tariff charges, effective June 1, 2004, on June 15, 2004.

(c) Federal Energy Regulatory Commission 2004 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER04-894-001

         On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the "2004 OATT") to modify its transmission rates. Under the proposed 2004 OATT, the new transmission rate for wholesale customers became effective on June 1, 2004, subject to a customer refund that may, or may not, occur as a result of the proceeding or potential settlement negotiations. The transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represents an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS has received and is responding to data requests from interveners in the proceeding. The new transmission rate for retail customers also became effective on July 1, 2004, and is also subject to a customer refund that may, or may not, occur as a result of the 2004 OATT proceeding or potential settlement negotiations. MPS's related state compliance filing for the retail transmission rates which became effective on July 1, 2004, was approved by the MPUC on June 17, 2004. MPS cannot predict with certainty the outcome of the 2004 OATT proceeding, potential settlement discussions that may, or may not occur, or the likelihood of any customer refunds that may, or may not, occur.

Other MPS Matters:

(a) Maine Public Utility Commission Dockets Directed at All Maine Transmission and Distribution Utilities.

During the second quarter of 2004, MPS has been engaged in several dockets involving notices of inquiry by the MPUC directed at all Maine transmission and distribution ("T&D") utilities. In MPUC Docket No. 2003-516, "Rates Related to Conservation Expenses" the MPUC is investigating the accounting by T&D Utilities for future conservation assessments. The MPUC staff, Office of Public Advocate ("OPA"), and other interveners accepted MPS's proposal on how to adjust its distribution rates to reflect future conservation assessments on February 26, 2004. MPS will change its distribution rates on July 1, 2004, along with the scheduled change to transmission rates. The joint stipulation in this Docket was approved by the Commission on June 10, 2004. The combination of the transmission rate increase discussed above, and conservation increase is approximately $550,000 or 1.37% on delivery rates.

On March 17, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-147, "MPUC Inquiry into Standard Offer Service Procurement for Residential and Small Commercial Customers," in which it requested comments from all Maine T&D utilities regarding whether the residential and small commercial classes of customers should be disaggregated further in order to hedge against price volatility during standard offer bidding. While these customer classes are large for other T&D utilities in Maine, MPS's customer classes are relatively small and further disaggregating may result in customer segments that are too small to attract competitive standard offer service provider bids. MPS filed its comments regarding its position on April 6, 2004. Also, on April 29, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-248, "MPUC Inquiry into the Status of the Reliability and Security of the Electric Grid." The NOI and subsequent data requests by the MPUC Staff requested T&D utilities to provide information concerning the system security and reliability of their respective delivery systems. On July 24, 2004, MPS responded to various data requests in connection with this Docket.

(b)  Special Rate Contract.

On July 22, 2004, in Docket No. 2004-88, the Maine Public Utilities Commission approved a three year special rate contract with Irving Forest Products, Inc. Pinkham Sawmill pursuant to 35-A M.R.S.A. Section 703. Irving is MPS's third largest customer. Under the terms of the contract, Irving has agreed that it will not self generate or otherwise bypass the MPS system. Irving agrees that it will continue to pay for delivery service in accordance with the MPUC rate schedule except that the stranded cost component of the Rate S-T will be discounted by 75%. The Commission further authorized MPS to account for the difference between the revenue it receives from Irving pursuant to the special rate contract and the revenue it was assumed to have received in MPS's rate case in Docket No. 2003-666 (reported in detail in the Company's previous 10-Q report) as a regulatory asset for later recovery in rates.

(c) Anticipated Certificate of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line.

On July 26, 2004, MPS wrote to the MPUC notifying the Commission that MPS may file a request for a Certificate of Public Convenience and Necessity pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine. MPS anticipates filing by September 1, 2004.

The purpose of the project is to ensure that the reliability and integrity of the MPS transmission grid are maintained under scenarios of reduced on-system generator availability and peak load growth. The available firm transfer capability of the transmission system when added to the remaining on-system hydro generation is not sufficient to meet peak load conditions, should wood fired generation become unavailable. The proposed line would address this and other reliability concerns by significantly increasing the load serving capability of the northern Maine region and would serve to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid, and thereby potentially prevent voltage collapse under certain contingency events.

If MPS files for approval, it would request the Commission approve the project in a timely manner in order to begin construction in early 2005, after obtaining all necessary approvals, and should complete the project by the fall of 2005. The line will use approximately 125 single pole structures with a 450 foot average span length. Total length of the line is approximately 10.5 miles with almost 9 miles of the line utilizing the already cleared right-of-way of the adjacent line 6905, with an additional 50 feet of right-of-way to be obtained and cleared on the east side of the existing line. This line is to be constructed in conjunction with NB Power's portion of the line, which is expected to extend from the border to a tap on Line 1140 of the NB Power transmission system near the town of Grand Falls, New Brunswick.

MPS anticipates that MPS and NB Power will be responsible for the construction and costs of their respective portions of the interconnection. MPS anticipates that NB Power will require that MPS reserve capacity in order to recover its share of the costs. The projected cost for the MPS portion of the line is $4.0 million. Costs for the NB Power portion of the line are still being determined, although early indications are that the cost could approximate $1.5 million. As a part of its filings in connection with the line, MPS will request regulatory approval to recover in its rates its costs incurred in the project and request any necessary line reservation approvals to the extent required.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Sales of Unregistered Securities.

During June 2004, the Company issued 54,332 shares of its common stock in connection with the acquisition of all of the outstanding shares of two corporations. No underwriter was used in either transaction. First, the Company's Canadian subsidiary, Maricor Ltd acquired M&R, a closely held Canadian limited body corporation. The persons who acquired the securities were four Canadian citizens. The securities were issued under the exemption provided by
Section 4(6) of the Securities Act of 1933 as a transaction involving sales by an issuer solely to accredited investors. Second, the Company's subsidiary The Maricor Group (fka Maine & Maritimes Energy Services) acquired RES, a closely held Massachusetts corporation. The shares were sold to an individual U.S. citizen. The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction involving sales by an issuer not involving a public offering.


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

         At the 2004 Annual Meeting of the Stockholders of Maine & Maritimes Corporation held on May 11, 2004, two matters were voted upon.

         First was the uncontested election of the following directors for terms ending in 2007, each of whom received the following votes:

                                      Withheld and      Broker       Total
                            For         Exceptions     Non-Votes  Shares Voted
                     --------------- -------------- ------------ -------------
J. Nicholas Bayne         1,292,030         26,959            0     1,318,989
Richard G. Daigle         1,290,069         28,920            0     1,318,989
David N. Felch            1,290,973         28,016            0     1,318,989

The remaining classes of directors are as follows:

     Class III Directors whose terms expire in 2005: D. James Daigle, Deborah L. Gallant, G. Melvin Hovey, and Lance A. Smith

     Class I Directors whose terms expire in 2006: Robert E. Anderson, Michael
W. Caron, and Nathan L. Grass

     Second was the approval of the increase in the maximum age of directors to
78. The following vote was recorded:

                                   Increase Maximum Age of
                                       Directors to 78
                                   -------------------------
For                                        1,157,719
Against                                      137,754
Abstentions                                   23,516
Broker Non-Votes                                   0
                                   -------------------------
Total Shares Voted                         1,318,989

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

The following Forms 8-K were filed for Maine & Maritimes Corporation:

     |X| May 10, 2004 - Press release titled "Maine & Maritimes Corporation Announces First Quarter 2004 Results"

     |X| May 13, 2004 - Amendment to May 10, 2004, Form 8-K for the press release titled "Maine & Maritimes Corporation Announces First Quarter 2004 Results"

     |X| May 13, 2004 - Reporting on the declaration of a regular quarterly dividend by the Board of Directors

     |X| June 2, 2004 - Reporting on the acquisition by Maricor Ltd of Morris & Richard Consulting Engineers, Ltd., a Canada-based engineering firm

     |X| June 17, 2004 - Reporting on the acquisition by The Maricor Group of RES Engineering, Inc., a Massachusetts-based engineering firm

     |X| July 2, 2004 - Providing mid-year progress report to stockholders, dated July 1, 2004


The following exhibits are attached:

     |X|  Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

     |X|  Exhibit 32 Certification of Financial Reports Pursuant to 18 USC
          Section 1350

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAINE & MARITIMES CORPORATION
(Registrant)

Date: August  16, 2004


/s/ Larry E. LaPlante
-----------------------
Larry E. LaPlante
Vice President, Controller and Chief Accounting Officer