Form 10-Q
period 2004-09-30
MAINE & MARITIMES CORP
filed 2004-11-10
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-103749

MAINE & MARITIMES CORPORATION

(Exact name of Registrant as Specified in its Charter)

ME	30-0155348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 STATE STREET, PRESQUE ISLE, MAINE	04769
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (207) 760-2499

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ YES     ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act of 1934).          ☐ YES     ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value - 1,635,429 shares

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction

AMEX	American Stock Exchange

APBO	Accumulated Pension Benefit Obligation

ARP	Alternative Rate Plan

CES	Competitive Energy Supplier

CMLTD	Current Maturities Long-Term Debt

CMP	Central Maine Power Company

DOE	Department of Energy

EA	Energy Atlantic, LLC

EPS	Earnings Per Share

FAME	Finance Authority of Maine

FAS	Financial Accounting Standards

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	FASB Interpretation Number

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

ISO-NE	Independent System Operator - New England

LIBOR	London InterBank Offering Rate

LOC	Letter of Credit

M&R	Morris and Richard Consulting Engineers Limited

MAM	Maine & Maritimes Corporation

MAMES	Maine & Maritimes Energy Services Company

The Maricor Group, Canada	The Maricor Group, Canada Ltd.

ME&	NB Maine & New Brunswick Electrical Power Company, Limited

MEPCO	Maine Electric Power Company, Inc.

MPS	Maine Public Service Company

MPUC	Maine Public Utilities Commission

MPUFB	Maine Public Utility Financing Bank

MW	Megawatt

MWH	Megawatt hour

NMISA	Northern Maine Independent System Administrator

NOI	Notice of Inquiry

NPCC	Northeastern Power Coordinating Council

NRC	Nuclear Regulatory Commission

NUG	Non-Utility Generator

OATT	Open Access Transmission Tariff

PBR'S	Performance Based Rates

PCB	Poly Chlorinated Bi-phenol

PPA	Power Purchase Agreement

PURPA	Public Utilities Regulatory Policy Act

QF	Qualifying Facility

RES	RES Engineering, Inc.

ROCE	Return on Capital Employed

RTO	Regional Transmission Organization

SAM	Strategic Asset Management

SCADA	Supervisory Control and Data Acquisition

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SOS	Standard Offer Service

T&D	Transmission and Distribution

TRRP	Transmission Rate Recognition Proposal

VEBA	Voluntary Employee Benefit Association

VERP	Voluntary Employee Retirement Program

WPS-PDI	WPS - Power Development, Inc.

WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

         See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and Subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2004, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of September 30, 2004; (3) an audited consolidated balance sheet as of December 31, 2003, the end of Maine & Maritimes Corporation's preceding fiscal year; (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year)through September 30, 2004, and for the corresponding period of the preceding year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through September 30, 2004.

         In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at September 30, 2004, and December 31, 2003; the results of their operations for the three and nine months ended September 30, 2004 and 2003; and their cash flows for the nine months ended September 30, 2004, and 2003.

         MAM is the parent holding company for the following wholly-owned subsidiaries: (1) Maine Public Service Company ("MPS") and its wholly-owned subsidiary Maine & New Brunswick Electrical Power Company, Ltd ("ME & NB"); (2) Energy Atlantic, LLC ("EA"); (3) The Maricor Group and its wholly-owned subsidiaries RES Engineering Inc. ("RES") and The Maricor Group, Canada Ltd. ("The Maricor Group Canada"), formerly Maricor Ltd and (4) Maricor Properties Ltd ("Maricor Properties") and its wholly-owned subsidiary Mecel Properties Ltd ("Mecel"). The Maricor Group, formerly known as Maine and Maritimes Energy Services ("MAMES") dba " The Maricor Group," changed its corporate name on July 23, 2004.

General descriptions of these companies are as follows:

•        MPS is a regulated electric transmission and distribution utility serving  all of Aroostook County and a portion of Penobscot County in northern Maine.

•        ME&NB, is an inactive Canadian subsidiary of MPS, which formerly owned MPS's Canadian electric generation assets.

•        EA is a licensed, but currently inactive, Competitive Energy Supplier ("CES") of retail electricity and formerly served the northern and southern regions of the state of Maine.

•        The Maricor Group is an asset development, mechanical and electrical engineering, energy efficiency and lifecycle asset management services firm focused on sustainability within markets primarily consisting of the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada.

•        RES is a subsidiary of The Maricor Group with offices in Hudson and Boston, Massachusetts offering The Maricor Group's services primarily within New England, particularly the State of Massachusetts and Greater Boston area.

•        The Maricor Group Canada is the Canadian subsidiary of The Maricor Group offering its parent company's defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada.

•        Maricor Properties Ltd is a Canadian real estate development and investment company focused primarily on sustainable development emphasizing Leadership in Energy and Environmental Design (LEED) criteria for public infrastructure facilities, urban historic redevelopment projects, multi-family and office commercial urban development and redevelopment projects, and multi-family coastal leisure residential projects primarily within Atlantic Canada. Maricor Properties Ltd was organized on June 1, 2004 in Nova Scotia, Canada.

•        Mecel Properties Limited is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Nova Scotia operating division (the M&R Division) of The Maricor Group Canada.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Statements of Consolidated Operations (Unaudited) (Dollars in Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues

Regulated	$ 7,215	$ 6,823	$ 24,305	$ 22,725
Unregulated	1,284	0	2,199	0

Total Revenues	8,499	6,823	26,504	22,725

Operating Expenses
Regulated Operation & Maintenance	3,502	2,823	10,081	8,717
Unregulated Operation & Maintenance	1,702	222	3,390	803
Depreciation	673	662	1,963	1,988
Amortization of Stranded Costs	2,458	2,253	7,105	6,926
Amortization	37	52	75	155
Taxes Other Than Income	291	344	959	1,059
Provision for Income Taxes - Regulated	70	113	1,348	993
Benefit of Income Taxes - Unregulated	(150)	(75)	(451)	(75)

Total Operating Expenses	8,583	6,394	24,470	20,566

Operating (Loss) Income	(84)	429	2,034	2,159

Other Income (Deductions)
Equity in Income of Associated Companies	54	63	158	200
Provision for Income Taxes	(30)	(16)	(32)	(13)
Other - Net	(123)	(99)	(244)	(250)

Total	(99)	(52)	(118)	(63)

(Loss) Income Before Interest Charges	(183)	377	1,916	2,096

Interest Charges
Long-Term Debt and Notes Payable	589	372	1,720	1,058
Less Stranded Costs Carrying Charges and Allowance for Borrowed Funds Used During Construction	(346)	(353)	(1,002)	(984)

Total	243	19	718	74

(Loss) Income from Continuing Operations	(426)	358	1,198	2,022

Discontinued Operations

Loss from Discontinued Operations (including loss on disposal of $69 in the second quarter of 2004)	(12)	(155)	(661)	(87)
Income Tax Benefit	6	62	264	34

(Loss) Income from Discontinued Operations	(6)	(93)	(397)	(53)

Net (Loss) Income Available for Common Stock	$ (432)	$ 265	$ 801	$ 1,969

Average Shares Outstanding (000's)	1,635	1,575	1,605	1,575

Basic and Diluted (Loss) Earnings Per Share of Common Stock from Continuing Operations	$ (0.26)	$ 0.23	$ 0.75	$ 1.28
Basic and Diluted (Loss) Per Share of Common Stock from Discontinued Operations	$ 0.00	$ (0.06)	$ (0.25)	$ (0.03)

Basic and Diluted (Loss) Earnings Per Share of Common Stock from Net Income	$ (0.26)	$ 0.17	$ 0.50	$ 1.25

Dividends Declared per Common Share	$ 0.38	$ 0.37	$ 1.14	$ 1.11

The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (Dollars in Thousands)

ASSETS	September 30, 2004	December 31, 2003

Electric Plant in Service	$94,975	$91,955
Non-Utility Plant	2,391	100

Less Accumulated Depreciation	39,099	37,618
Net Plant in Service	58,267	54,437

Construction Work-in-Progress	1,296	8
Total	59,563	54,445

Investment in Associated Companies	2,374	2,729

Net Utility Plant and Investments in Associated Companies	61,937	57,174

Current Assets
Cash and Cash Equivalents	1,046	4,344
Accounts Receivable (Net of reserve of $251 and $174 in 2004 and 2003, respectively)	6,762	6,032
Unbilled Revenue	753	1,199
Inventory	656	695
Income Tax Refund Receivable	0	229
Prepayments	794	361
Total	10,011	12,860

Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	15,471	17,771
Recoverable Seabrook Costs	13,056	13,889
Regulatory Assets - SFAS 109 &106	6,554	6,648
Deferred Fuel and Purchased Energy Costs	24,450	20,495
Regulatory Asset - Power Purchase Agreement Restructuring	3,265	4,353
Unamortized Premium on Early Retirement of Debt	1,339	1,498
Deferred Regulatory Costs, less accumulated amortization	1,348	1,392

Total	65,483	66,046

Other Assets
Goodwill and Other Intangible Assets	4,304	542
Unamortized Debt Issuance Costs	572	625
Restricted Investments (at cost, which approximates market)	2,979	2,379
Miscellaneous	1,956	1,643

Total	9,811	5,189

Total Assets	$147,242	$141,269

The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Capitalization and Liabilities (Unaudited) (Dollars in Thousands)
	September 30, 2004	December 31, 2003
Capitalization

Common Shareholders' Equity	$47,720	$46,984
Long-Term Debt	31,990	29,230
Total	79,710	76,214

Current Liabilities
Long-Term Debt Due Within One Year	1,535	1,450
Notes Payable to Banks	8,468	6,200
Accounts Payable	4,020	3,928
Accounts Payable - Associated Companies	265	28
Accrued Employee Benefits	1,085	1,013
Customer Deposits	25	19
Taxes Accrued	0	20
Interest Accrued	65	35

Total	15,463	12,693

Deferred Credits and Other Liabilities
Accrued Removal Obligations	4,167	4,015
Carrying Value of Interest Rate Hedge	1,551	1,185
Uncollected Maine Yankee Decommissioning Costs	15,472	17,771
Income Taxes	25,913	25,044
Accrued Post-retirement Benefits and Pension Costs	4,132	3,462
Investment Tax Credits	138	160
Miscellaneous	696	725

Total	52,069	52,362

Total Capitalization and Liabilities	$147,242	$141,269

The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Statement of Consolidated Common Shareholders' Equity (Unaudited) (Dollars in Thousands)
	Number of Shares
	Issued	Treasury	Par Value Issued	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2003	1,580,512	---	$11,064	$165	$36,476	($721)	$46,984
New Stock Issued	189		1	6			7
Net Income					1,550		1,550
Other Comprehensive Income (Loss)
Changes in Value of Foreign Exchange Translation Gain						8	8
Interest Rate Hedge, Net of Tax Benefit of $234						(353)	(353)

Total Comprehensive Loss							(1,205)
Dividend ($0.38 per share)					(601)		(601)
Balance, March 31, 2004	1,580,701	---	$11,065	$171	$37,425	$(1,066)	$47,595
New Stock Issued	54,521		382	1,302			1,684
Net Loss					(308)		(308)
Other Comprehensive Income (Loss)
Changes in Value of Foreign Exchange Translation Loss						(68)	(68)
Interest Rate Hedge, Net of Tax Provision of $486						734	734

Total Comprehensive Income							358
Dividend ($0.38 per share)					(611)		(611)
Balance, June 30, 2004	1,635,222	---	$11,447	$1,473	$36,506	$(400)	$49,026
New Stock Issued	207		1	6			7
Net Loss					(432)		(432)
Other Comprehensive Income (Loss)
Changes in Value of Foreign Exchange Translation Gain						341	341
Interest Rate Hedge, Net of Tax Provision of $398						(601)	(601)

Total Comprehensive Loss							(260)
Dividend ($0.38 per share)					(621)		(621)
Balance, September 30, 2004	1,635,429	---	$11,448	$1,479	$35,453	$(660)	$47,720

The accompanying notes are an integral part of these financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES Statements of Consolidated Cash Flows (Unaudited) (Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flow From Operating Activities	2004	2003

Net Income	$ 801	$1,969
Adjustments to Reconcile Net Income to Net Cash
Provided by Operations:
Depreciation	1,963	1,994
Amortization	950	987
Amortization of Deferred Gain from Asset Sale	0	(443)
Loss on Disposal of Fixed Assets	69	0
Deferred Income Taxes - Net	993	507
Income on Tax-Exempt Bonds-Restricted Funds	0	(8)
Change in Deferred Regulatory and Debt Issuance Costs	(3,699)	(3,147)
Amortization of WS Upfront Payment	1,088	1,088
Change in Benefit Obligations	763	717
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	1,520	1,302
Other Current Assets	4	(593)
Accounts Payable	(193)	601
Accrued Employee Benefits	(279)	(520)
Other Current Liabilities	164	51
Other - Net	(441)	(413)

Net Cash Flow Provided By Operating Activities	3,703	4,092

Cash Flow From Financing Activities
Dividend Payments	(1,834)	(2,330)
Retirements of Long-Term Debt	(705)	(2,425)
Additions to Long-Term-Debt	3,550	0
Short-Term Debt Borrowings, Net	2,140	3
Net Cash Flow Provided By (Used For) Financing Activities	3,151	(4,752)

Cash Flow From Investing Activities
Drawdown from Tax-Exempt Bond Trust	0	1,482
Stock Redemption from Associated Company	200	224
Acquisition, Net of Cash Acquired	(3,529)	0
Change in Restricted Investments	(600)	(1,000)
Investment in Plant	(6,223)	(3,523)

Net Cash Flow Used For Investing Activities	(10,152)	(2,817)

Decrease in Cash and Cash Equivalents	(3,298)	(3,477)
Cash and Cash Equivalents at Beginning of Period	4,344	5,956

Cash and Cash Equivalents at End of Period	$1,046	$2,479

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) During the Period For:
Interest	$1,560	$814
Income Taxes	$(4)	$733

Non-Cash Investing Activities:
Value of Stock Issued for Acquisitions	$1,677	$0

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM") and the following wholly-owned active subsidiaries and affiliates:

•        Maine Public Service Company ("MPS"), a U.S. regulated transmission and distribution company and its wholly-owned inactive Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, ("ME&NB");

•        Energy Atlantic, LLC ("EA"), a U.S. unregulated competitive electricity marketing subsidiary, which was owned by MPS until June 30, 2003, and is now a wholly-owned, inactive subsidiary of MAM;

•        The Maricor Group and its wholly-owned U.S. subsidiary, RES Engineering Inc. ("RES"), and the Maricor Group's Canadian subsidiary, The Maricor Group, Canada, providing asset development, energy efficiency, facility asset lifecycle management and mechanical and electrical engineering services with an emphasis on economic and environmental sustainability; and

•        Maricor Properties Ltd ("Maricor Properties"), a Canadian real estate development and investment subsidiary of MAM and Maricor Properties' wholly-owned Canadian subsidiary, Mecel Properties Limited ("Mecel") focused on sustainable development with an emphasis on Leadership in Energy and Environmental Design (LEED) criteria.

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

     The Maricor Group (formerly known as Maine & Maritimes Energy Services) and Maricor were organized on November 6, 2003, and November 12, 2003, respectively.  On June 15, 2004, The Maricor Group acquired RES Engineering Inc., a Massachusetts corporation providing mechanical and electrical engineering services located in Hudson, Massachusetts with an additional office in Boston, Massachusetts. In separate transactions, Maricor acquired Eastcan Consultants, Inc. ("Eastcan"), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris and Richard Consulting Engineers, Ltd. ("M&R), a Nova Scotia, Canada limited body corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. The subsidiaries and affiliates of each acquired company were amalgamated into single entities, which in turn were amalgamated into The Maricor Group. Eastcan and M&R now serve as operating divisions of The Maricor Group, Canada.

     Maricor Properties was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada limited body corporation.  The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business by the M&R Division of The Maricor Group, Canada.  On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the "Vaughan Harvey Property") from Sun Life Assurance Company of Canada.  Maricor Properties Ltd is undertaking significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations are being provided by the Eastcan Division of The Maricor Group, Canada.  The Maricor Group, Canada’s Eastcan Division will relocate to the facility during the fourth quarter of 2004.

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

     In connection with its February 21, 2003 announced withdrawal from the retail electricity markets in northern Maine, EA ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the State, effective March 1, 2004, with the intent to stay inactive until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve.  EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

     Although management will continue to monitor both U.S. and Canadian deregulated markets to evaluate the merits of possible re-entry into the deregulated electric energy retail market, it is doubtful that market conditions, credit requirements and risks will become favorable for re-entry.  EA has no employees and its operations have been discontinued.

        Through the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $0.25 per share for EA, classified as discontinued operations in the statement of consolidated operations. This loss includes additional software lease expense of $181,000 recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$ 0	$ 1,289	$ 572	$ 4,775
Expenses	0	(1,459)	(1,164)	(4,907)
Other income, deductions and interest	(12)	15	(69)	46

Pretax loss from discontinued operations	(12)	(155)	(661)	(86)
Income taxes	6	62	264	33

Loss from discontinued operations	$ (6)	$ (93)	$ (397)	$ (53)

Loss per share from discontinued operations (basic and diluted)	$ (0.00)	$ (0.06)	$ (0.25)	$ (0.03)

     The major classes of assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets as of September 30, 2004, are as follows (in thousands):

Assets
Cash and cash equivalents	$183
Income tax benefit	331
Other assets	37
Total Assets	$551

Liabilities
Accounts payable	$ 90

3. SEGMENT INFORMATION

     The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•        Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, ME&NB;

•        Unregulated energy marketing: EA, an inactive subsidiary;

•        Unregulated services, which includes The Maricor Group and all of its subsidiaries and product and service lines; and

•        Unregulated real estate development and investments, which includes Maricor Properties, Ltd and its subsidiary Mecel Properties Ltd and all of their real estate holdings.

     The "Other" column presented in the table below summarizes the expenses for the holding company, MAM and inter-company eliminations.  Prior to the quarter ending September 30, 2004 the "Other" column also included the activity for Maricor Properties and its subsidiary Mecel Properties Ltd.  This activity is now part of the newly created segment, "Unregulated Real Estate".  The unregulated engineering services division was originally presented in the first quarter of 2004.

     The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled approximately $52,000 and $639,000 for the three and nine months ended September 30, 2003, respectively, classified as other income and deductions. These expenses have been reclassified to unregulated operation and maintenance in the "Other" column in the table below. MAM provides certain administrative support services to MPS and its inactive subsidiary, The Maricor Group and its subsidiaries, and Maricor Properties Ltd and its subsidiary. MAM also provides minimal administrative services to its inactive subsidiary, EA. MPS provides certain support services to MAM and its unregulated subsidiaries, which include The Maricor Group and its subsidiaries and Maricor Properties and its subsidiaries. Service costs are billed to the respective entities at cost through inter-company transactions based on a combination of direct charges and allocations.

Three Months Ended (Dollars in Thousands) September 30, 2004

	Unregulated Energy Marketing	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Other*	Total

Revenue from External Customers
Regulated	$ 0	$7,215	$ 0	$ 0	$ 0	$7,215
Unregulated	0	0	1,292	17	(25)	1,284
Total Operating Revenues	0	7,215	1,292	17	(25)	8,499
Operations & Maintenance Expenses
Regulated	0	3,502	0	0	0	3,502
Unregulated	0	0	1,534	22	146	1,702

Depreciation	0	670	3	0	0	673
Amortization of Stranded Cost	0	2,458	0	0	0	2,458
Amortization	0	22	15	0	0	37
Taxes Other than Income	0	291	0	0	0	291
Income Taxes	0	70	(70)	(6)	(74)	(80)
Total Operating Expenses	0	7,013	1,482	16	72	8,583

Operating Income (Loss)	0	202	(190)	1	(97)	(84)

Equity in Income of Associated Companies	0	54	0	0	0	54
(Provision for) Benefit of Income Taxes	0	(30)	0	0	0	(30)
Other - Net	0	(44)	(29)	0	(50)	(123)
Income (Loss) Before Interest Charges	0	182	(219)	1	(147)	(183)
Interest Charges, Net	0	221	19	9	(6)	243
Loss from Continuing Operations	0	(39)	(238)	(8)	(141)	(426)
(Loss) Income from Discontinued Operations	(6)	0	0	0	0	(6)
Net Loss	$ (6)	$ (39)	$ (238)	$ (8)	$(141)	$ (432)

* Other column includes inter-company eliminations and holding company expenses.

Three Months Ended (Dollars in Thousands) September 30, 2003

	Unregulated Energy Marketing	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Other*	Total

Revenue from External Customers
Regulated	$ 0	$6,826	$0	$0	$ (3)	$6,823
Unregulated	0	0	0	0	0	0

Total Operating Revenues	0	6,826	0	0	(3)	6,823

Operations & Maintenance Expenses
Regulated	0	2,834	0	0	(11)	2,823
Unregulated	0	52	0	0	170	222

Depreciation	0	662	0	0	0	662
Amortization of Stranded Cost	0	2,253	0	0	0	2,253
Amortization	0	52	0	0	0	52
Taxes Other than Income	0	344	0	0	0	344
Income Taxes	0	113	0	0	(75)	38

Total Operating Expenses	0	6,310	0	0	84	6,394

Operating Income (Loss)	0	516	0	0	(87)	429

Equity in Income of Associated Companies	0	103	0	0	(40)	63
(Provision for) Benefit of Income Taxes	0	(12)	0	0	(4)	(16)
Other - Net	0	(61)	0	0	(38)	(99)

Income (Loss) Before Interest	0	546	0	0	(169)	377

Interest Charges, Net	0	30	0	0	(11)	19

Income (Loss) from Continuing Operations	0	516	0	0	(158)	358
Loss from Discontinued Operations	(93)	0	0	0	0	(93)

Net Income (Loss)	$ (93)	$ 516	$0	$0	$(158)	$ 265

* Other column includes inter-company eliminations and holding company expenses.

Nine Months Ended (Dollars in Thousands) September 30, 2004

	Unregulated Energy Marketing	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Other*	Total

Revenue from External Customers
Regulated	$0	$24,305	$0	$0	$0	$24,305
Unregulated	0	0	2,207	24	(32)	2,199

Total Operating Revenues	0	24,305	2,207	24	(32)	26,504

Operations & Maintenance Expenses
Regulated	0	10,080	0	0	1	10,081
Unregulated	0	0	2,802	23	565	3,390

Depreciation	0	1,960	2	0	1	1,963
Amortization of Stranded Cost	0	7,105	0	0	0	7,105
Amortization	0	60	15	0	0	75
Taxes Other than Income	0	934	25	0	0	959
Income Taxes	0	1,349	(198)	0	(254)	897

Total Operating Expenses	0	21,488	2,646	23	313	24,470

Operating Income	0	2,817	(439)	1	(345)	2,034

Equity in Income of Associated Companies	0	158	0	0	0	158
(Provision for) Benefit of Income Taxes	0	(32)	0	0	0	(32)
Other - Net	0	(145)	(29)	0	(70)	(244)

Income (Loss) Before Interest Charges	0	2,798	(468)	1	(415)	1,916

Interest Charges, Net	0	695	33	9	(19)	718

Income (Loss) from Continuing Operations	0	2,103	(501)	(8)	(396)	1,198
(Loss) from Discontinued Operations	(397)	0	0	0	0	(397)

Net Income (Loss)	$(397)	$2,103	$(501)	$(8)	$(396)	$801

Total Assets	$220	$136,170	$7,007	$1,883	$1,962	$147,242

* Other column includes inter-company eliminations and holding company expenses.

Nine Months Ended (Dollars in Thousands) September 30, 2003

	Unregulated Energy Marketing	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Other*	Total

Revenue from External Customers
Regulated	$0	$22,733	$0	$0	$(8)	$22,725
Unregulated	0	0	0	0	0	0

Total Operating Revenues	0	22,733	0	0	(8)	22,725

Operations & Maintenance Expenses
Regulated	0	8,751	0	0	(34)	8,717
Unregulated	0	88	0	0	715	803

Depreciation	0	1,988	0	0	0	1,988
Amortization of Stranded Cost	0	6,926	0	0	0	6,926
Amortization	0	155	0	0	0	155
Taxes Other than Income	0	1,059	0	0	0	1,059
Income Taxes	0	1,032	0	0	(114)	918

Total Operating Expenses	0	19,999	0	0	567	20,566

Operating Income (Loss)	0	2,734	0	0	(575)	2,159

Equity in Income of Associated Companies	0	240	0	0	(40)	200
(Provision for) Benefit of Income Taxes	0	(13)	0	0	0	(13)
Other - Net	0	(171)	0	0	(79)	(250)

Income (Loss) Before Interest Charges	0	2,790	0	0	(694)	2,096

Interest Charges, Net	0	99	0	0	(25)	74

Income from Continuing Operations	0	2,691	0	0	(669)	2,022
(Loss) Income from Discontinued Operations	(53)	0	0	0	0	(53)

Net Income (Loss)	$(53)	$2,691	$0	$0	$(669)	$1,969
Total Assets	$2,552	$130,338	$0	$0	$1,474	$134,364

* Other column includes inter-company eliminations and holding company expenses.

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

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

        In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS's rates would be required to change effective March 1, 2004, to reflect any changes in MPS's stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the "rate effective period" beginning March 1, 2004, and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004, was $11,540,000. Under the approved stipulation MPS's stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS's recoverable stranded costs.

        As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded costs. As a result of the stipulation approved in Docket No. 2003-666, MPS is recording deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS's stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the "deferred fuel account") during the respective rate effective period at its net of tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003, applied against its unrecovered deferred fuel balance. From November 1, 2003, to December 31, 2003, MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

         During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required.  Of this amount, $2.739 million was recorded as of December 31, 2003, and the balance was recorded on February 29, 2004. In Docket 2003-666, the deferred fuel balance as of March 1, 2004, prior to any adjustment was projected to be $18,838,000. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total deferred balance as of March 1, 2004, of $21,734,000. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers would not be affected on a net present value basis as a result of the March 1, 2004, adjustment to the deferred fuel balance.  During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

         The decreased cost of capital rate effective on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, as well as MPS’s contribution to MAM’s net income.  It will not impact the earnings from MPS’s distribution or transmission rates. In the year 2004, the Company anticipated that it would record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. As a result of MPS’s Stranded Cost Rate Case and the MPUC’s order accepting the stipulation, the Company anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of approximately $679,000 in 2004. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company estimates that the impact on MPS’s future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from approximately $1.0 million in 2005, increasing to approximately $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time.  Management continues to analyze and implement growth and/or cost reduction strategies to attempt to mitigate the mid to long-term impact of this stipulation on future net income and cash flows.  However, management cannot assure with certainty that such strategies can or will fully offset such reductions in net income, particularly in the short-term.  Management believes that the reduction in earnings as a result of the stipulation in Docket No. 2003-666 will require an acceleration of MAM’s growth strategy.  Although evaluations continue to determine realistic cost savings, Management does not believe adequate savings opportunities within MPS exist to totally offset the earnings impact of the stipulation.

        In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on the unrecovered balance of the Wheelabrator-Sherman Contract Buy-down shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.

FERC Open Access Transmission Tariff ("OATT") Filings:

     2003 OATT. Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-009, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the 2003 OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials (the "2003 OATT"). On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS sought a slight modification to its rate formula under its transmission tariff, including, among other things, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base remained at 11% under the 2003 OATT. MPS entered into a settlement agreement in the matter with the parties and FERC staff resolving all outstanding issues in the filing. In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004. An Order approving the 2003 informational filings and 2003 OATT revisions was issued by the FERC on April 1, 2004. MPS filed its informational filing in connection with the 2003 OATT changed tariff charges, effective June 1, 2004, on June 15, 2004.

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

5. INCOME TAXES

     A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MAM's regulated activities (which include MPS) and MAM's unregulated activities (which include EA; The Maricor Group and its subsidiaries RES and Maricor; Maricor Properties and its subsidiary, Mecel; as well as MPS's unregulated and inactive Canadian subsidiary ME&NB. The tax effect of items not included in MPS's rate base or normal operating activities is allocated as "Other Income (Deductions)."

	Three Months Ended		Nine Months Ended
Dollars in Thousands	September 30,		September 30,
	2004	2003	2004	2003

Current income taxes	$(467)	$(362)	$ (202)	$ 388
Deferred income tax	418	356	888	531

Investment credits	(7)	(7)	(21)	(22)

Total income taxes	$ (56)	$ (13)	$ 665	$ 897

Allocated to:
Operating Income
- Regulated	$ 70	$ 113	$1,348	$ 993
- Unregulated	(150)	(75)	(451)	(75)
- Discontinued Operations	(6)	(67)	(264)	(34)

Other income	30	16	32	13

Total	$ (56)	$ (13)	$ 665	$ 897

     For the nine months ended September 30, 2004, and 2003, the effective income tax rates were 45.4% and 31.3%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate is that certain expenses under US GAAP that are not deductible for Canadian tax purposes. In addition, the Canadian corporate income tax rates are higher than US Federal income tax rates.

     The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2004 or 2003.

         The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2004 and December 31, 2003:

	(Dollars in Thousands)
	September 30,	December 31,
	2004	2003

Seabrook	$ 7,437	$ 7,577
Property	8,111	7,784
Flexible Pricing Revenue	617	608
Deferred Fuel	9,547	8,176
Wheelabrator-Sherman up-front payment	1,302	1,736
Pension and post-retirement benefits	(838)	(610)
OCI-Interest Rate Hedge	(619)	(473)
Other	356	246

Net accumulated deferred income taxes	$25,913	$25,044

6. MAINE YANKEE

Plant Closing

         MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. Maine Yankee has made substantial progress in decommissioning the plant and plant site. On February 27, 2004, the transfer of spent fuel and greater-than-Class C waste ("GTCC") to Maine Yankee's new on-site independent spent-fuel storage installation ("ISFSI") was completed. The focus of the project is now on completing demolition of structures and site restoration, in accordance with Maine Yankee's NRC-approved license termination plan and other regulatory requirements. Based on the current schedule, which is subject to change, Maine Yankee anticipates completion of the project in mid-2005, with only the ISFSI and appropriate security, technical and corporate personnel remaining thereafter.

Cost Recovery

         On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which MPS's 5% share would be approximately $46.5 million. On nine different occasions dating back to December 1998, Maine Yankee has updated its estimate of decommissioning costs. Legislation enacted in Maine in 1997 called for restructuring the electric utility industry and provided for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, MPS believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 2004, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $15.5 million, which reflects MPS's 5% share of Maine Yankee's September 2003 revised estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

         The MPUC has approved stipulations providing for the recovery of stranded investment, until December 31, 2006, which includes MPS's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

         As of September 30, 2004, deferred fuel of $24.4 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

         In accordance with its 1999 FERC rate case settlement, on October 21, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation ("ISFSI"). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year over current decommissioning collection levels through October 2008, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect from November 2008, through October 2010, the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction. On December 19, 2003, the FERC issued an order accepting the new rates effective January 1, 2004, subject to refund pending a hearing. After engaging in discovery and settlement discussions, on July 9, 2004, the active parties to the proceeding submitted an offer of settlement to the FERC for certification as an uncontested settlement by the presiding administration law judge.   The FERC approved the settlement by an order issued September 16, 2004.  The settlement order will not materially impact MPS’s net income as the terms of the agreement and estimates of projected costs did not change significantly.

Termination of Decommissioning Operations Contracts and Resulting Litigation

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

Nuclear Fuel Storage

         Federal legislation enacted in 1987 directed the Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain in Nevada. The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

         In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission ("NRC"), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. After the action by Congress, a number of parties, including the State of Nevada and several environmental groups, brought legal actions challenging the selection of the Yucca Mountain site. The legal actions were consolidated and argued before a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit on January 14, 2004. On July 9, 2004, the Court, although it rejected substantially all of the arguments raised by the plaintiffs against the Yucca Mountain repository, including contentions that is was unconstitutional for Congress to designate Nevada over its opposition as the host state, ruled that the federal standards for protecting the public from radiation leaks at the repository, which extend 10,000 years, were inadequate for the duration. On September 3, 2004, the Court denied a request for reconsideration of its decision filed by a pro-nuclear power organization which then served notice that it intended to seek United States Supreme Court Review of the decision.  Maine Yankee cannot predict whether the Supreme Court will grant review of the decision or the outcome of any appeals or other action taken as a result of the Court's decision, or what effect the decision will have on the completion of the Yucca Mountain project.

         In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding. Subsequently the parties engaged in extensive discovery and resolution of pretrial issues in the damages phase of the proceeding, and, in late August of 2004, the evidentiary hearing on the determination of damages was completed.  The post-hearing schedule calls for the parties to make their final arguments to the Court on December 16, 2004, but the Company cannot predict when the Court will issue its decision.  Maine Yankee completed the transfer of sixty casks of spent fuel and four casks of GTCC to its ISFSI on February 27, 2004. In the litigation the DOE has taken the position that the GTCC is not covered by the terms of its contract with Maine Yankee, and therefore it should be entitled to additional payments from Maine Yankee for disposing of the GTCC. Maine Yankee disagrees with the DOE's position on that and other issues. Maine Yankee is pursuing its claim for determination of damages vigorously, but due to the complexity of the case and possibility of appeals, cannot predict the outcome or timing of the final determination.

         At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee's spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an ISFSI, utilizing dry-cask storage, on the Plant site and completed the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI. Maine Yankee's total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site. Maine Yankee's current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

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

         As required by the 1986 Act, the United States Congress ratified the compact in September 1998. However, in October 1998, the Texas Natural Resource Conservation Commission denied a permit for the proposed west Texas disposal site, and efforts to site such a facility in Texas were suspended. Maine Yankee has shipped its low-level waste to other facilities licensed to accept such material.

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

         The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The effect of the grants on compensation expense for the quarter ended September 30, 2004, was immaterial.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants: dividend yield of 5.24%, expected volatility of 20%, risk-free interest rate 3.79%, and expected lives of 7 years.

         A summary of the status of the Company's stock option plan as of September 30, 2004, and changes during the quarter then ended is presented below:

Options	Shares	Exercise Price

Outstanding at December 31, 2003	10,500	$31.48
Granted	5,250	32.00
Exercised	0	0.00
Forfeited	0	0.00

Outstanding at September 30, 2004	15,750	$31.65

Options exercisable at September 30, 2004	0

Weighted-average fair value of options granted to date	$ 2.85

The following table summarizes information about fixed stock options outstanding at September 30, 2004:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 9/30/04	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/04	Weighted-Average Exercise Price

$30.45-32.51	15,750	8.67	$31.65	0	0

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

         The Company is integrating the unregulated subsidiary plans in accordance with allowable ERISA regulations. The existing 401(k) plan at RES Engineering will continue for at least the next several months as decisions to finalize the integration of the 401(k) plans are made. The Canadian subsidiaries are offered participation in a Multi-Employer Defined Contribution Plan with a maximum Company match of 1% and additional 2-3% discretionary contribution based on performance/profitability measures.

         In addition to providing retirement plans the Company provides certain health care and welfare benefits to employees and MPS's retirees. Eligible participants share in the cost of healthcare premiums. Life, Long Term Disability, and Accidental Death insurance premiums are paid for by the Company. Plans at the subsidiaries are continuing with the Company taking advantage of Market-based cost savings at plan renewal.

         The following table sets forth the plans' net periodic benefit cost for September 30, 2004, and 2003 (in thousands):

	Pension Benefits				Other Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Service Cost	$ 120	$107	$ 356	$ 321	$ 55	$ 48	$165	$144
Interest Cost	294	286	872	858	146	135	438	405

Expected Return on Plan Assets	(301)	(310)	(909)	(930)	(51)	(49)	(153)	(147)

Amortization of Prior Service Cost	23	23	69	69	(15)	36	(45)	108

Amortization of Transition Obligation	0	(4)	0	(12)	36	(15)	108	(45)

Amortization of net (gain) loss	0	0	0	0	53	48	159	144

Net Periodic Benefit Cost	$ 136	$102	$ 388	$ 306	$ 224	$ 203	$ 672	$ 609

        Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, "Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). Under the Act, the Company may be entitled to a subsidy for its prescription drug benefit costs. The Company is in the process of determining, in accordance with FSP 106-2, whether or not the prescription drug benefit provided by the Company's postretirement plan is actuarially equivalent to the prescription drug benefit provided by Medicare Part D. The measures of the net periodic postretirement benefit cost disclosed above do not reflect any amount associated with the subsidy because the Company has not yet concluded whether or not the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

        In December 2003, the Company contributed $409,000 to the pension plan for plan year 2003.  As of September 30, 2004, no contributions have been made  for the 2004 plan year. The minimum required funding amount for plan year 2004 is approximately $519,000 in order to fund the plan in accordance with ERISA regulations.  The Company currently anticipates contributing approximately $547,000 to fund its pension plan prior to September 15, 2005.

        The Company contributes to its health care plan for retirees based on the premium rates net of retiree contributions.  The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $506,000.  As of September 30, 2004, the Company has contributed $253,499 and expects that the annual contribution will be approximately $330,000.

        Management recognizes the increasing cost burden of both employee and retiree healthcare and defined pension benefits plans to the financial well-being of the Company. Given the significant increases in healthcare insurance and the lagging stock market performance of pension fund investments, evaluations are underway to determine possible means to control costs, while ensuring competitive benefits for the Company’s employees and retirees. However, management cannot warrant that cost reduction solutions can be achieved.

9. NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued the FASB Statement of Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003" ("FSP 106-1") on January 12, 2004. FSP 106-1 was superseded by FASB Statement of Position 106-2 ("FSP 106-2"), of the same title. FSP 106-2 is applicable to sponsors of a single-employer defined benefit postretirement health care plan for which the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and therefore the sponsor is qualified for the subsidy under the Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the "Act"). The expected subsidy must also offset or reduce the sponsor's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  The estimated impact to the Company for 2004 is a decrease in benefits expense of approximately $110,000.

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

10. Off-Balance Sheet Arrangements

         Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, "Accounting for Leases," ("FAS 13") the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the nine months ended September 30, 2004 and 2003:

	(Dollars in Thousands) Nine Months Ended September 30,

	2004	2003

Office Equipment	$ 6	$13
Vehicles	1	3
Computer Hardware and Software	53	62
Rights of Way	90	29
Building	16	0
Field Equipment	41	20

Total	$207	$127

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

         At September 30, 2004, the fair value of these qualified cash flow hedges was $(1,551,000), reflecting a change in swap rates since the execution date. For the three and nine months ended September 30, 2004, the difference between the fixed rates and the underlying variable rates on the issues of approximately $213,000 and $676,000, respectively was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company's debt will prove to protect both shareholders and consumers from upward variable debt pressures. The gain in fair value on the interest rate swaps from the beginning of 2004 as compared to September 30, 2004, of $366,000 less the deferred tax of $146,000 has been recorded as Other Comprehensive Income (Loss). Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless shareholder's common equity falls below the minimum allowable 48 percent.

12. ACQUISITIONS & OTHER SIGNIFICANT PURCHASES

         During the third quarter of 2004, the Company purchased real property which is reported in the unregulated real estate operating segment. On August 13, 2004,  Maricor Properties Ltd completed the acquisition of a multi-tenant facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the "Vaughan Harvey Property") from Sun Life Assurance Company of Canada ("Sun Life"), as well as an adjacent home.  The home has been demolished and is being converted into parking space, allowing for ownership of a complete city block within Moncton, New Brunswick consisting of the mid-rise office building and parking.  Maricor Properties Ltd is undertaking significant renovations of the mid-rise office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations are being provided by the Eastcan Division of The Maricor Group Canada.  The  Eastcan Division will relocate from its currently leased offices and will occupy approximately twenty percent (20%) of the facility.  Leasing of the balance of the approximate 38,000 square foot net leaseable facility is ongoing.  In addition to the space to be occupied by the Eastcan Division of The Maricor Group Canada, an additional approximate twenty percent (20%) of the facility has been leased under five-year leases with five-year renewals. Tenants are scheduled to begin occupation of the space during November, 2004.  The transaction to acquire this property, including the total investment and budgeted redevelopment cost, is estimated to be approximately $2.0 million. This purchase was the second property acquired in 2004 by Maricor Properties Ltd or its subsidiary, Mecel Properties Ltd.

                As a part of the acquisition of the Vaughan-Harvey Building, a participation in the project was granted to the Ashford Group, a group of real estate development and management companies located in Moncton, New Brunwick.  Ashford Investments, Inc. controlled the rights to acquire the real estate and assigned their right to Maricor Properties Ltd for certain considerations.  Ashford Properties, Inc., which will serve as the outsourced facilities management group for the building, can earn up to thirty percent economic ownerhip in the building depending upon the pace of leasing of the facility.  Should the facility not be leased to a target level by a set date, their ownership will decline to twenty percent.  Under the agreement, the Ashford Group will not share in income or cash flows for ten years or until the time of sale, whichever comes first.  In addition to the real estate participation, for the grant of participation, which includes no control rights, MAM received a right-of-first refusal on all real estate holdings of the Ashford Group, as well as the company and its subsidiaries.

                In addition, Maricor Properties received the right-of-first refusal on all future projects developed by the Ashford Group.  In addition, the Ashford Group released The Maricor Group from its lease of office space owned by the Ashford Group, allowing The Maricor Group to relocate to the Vaughan-Harvey Building (to be called The Maricor Building) during the fourth quarter of 2004.

During the second quarter of 2004, the Company acquired three entities, none of which individually is deemed material. The total cost of the acquisitions was $5,486,000, consisting of 54,332 shares of MAM common stock, valued at $1,677,000, $3,624,000 of cash and $185,000 of external costs for the acquisition. The per share value of the 54,332 common shares issued was determined based on the average market price of the Company's common shares over the ten business days ending on the fifth day prior to the acquisitions. The aggregate amount of goodwill and other intangible assets arising from the acquisitions was $4,046,000, and is reported in the unregulated engineering services and unregulated real estate operating segments. The Company is still in the process of valuing certain assets and liabilities related to this acquisition. Accordingly, allocation of the purchase price is subject to modification in the future.

     Following is a brief description of each of the entities acquired:

1.      Morris and Richard Consulting Engineers Limited ("M&R"), a mechanical and electrical engineering services firm headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004;

2.      Mecel Properties Limited, a real estate holding company headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004; and

3.      RES Engineering Inc. ("RES"), a mechanical and electrical engineering services firm headquartered in Hudson, Massachusetts, acquired on June 15, 2004.

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

The Company is still in the process of estimating the fair value of assets acquired and liabilities assumed related to acquisitions made in the second quarter of 2004.  Accordingly, allocation of the purchase price is subject to modification in the future.  In addition, the Company is establishing a date for testing any possible impairment of goodwill which was recorded as a result of acquisitions.

13. LEGAL CONTINGENCIES

                The Company is subject to claims and suits arising in the ordinary course of business.  At this time, it is not possible to estimate the ultimate loss or gain, if any, related to such lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

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

         MAM's growth strategy centers on a diversification approach that expands the Company's business and revenue model to include, without limitation, facilities infrastructure mechanical and electrical engineering services, energy efficiency and reliability solutions, air emissions reductions through enhanced energy efficiency solutions, facility lifecycle asset management solutions and services, energy management, and energy asset and real estate asset development and ownership.  Given the increasing emphasis of the Koyto Protocol within Canada, combined with increasing cost and security issues associated with energy, as well as the upwardly spiraling impact of deferred maintenance liabilities among government  facilities, such as hospitals, schools, municipalities, and hospitals, MAM believes the converging economic, energy and environmental factors provide significant opportunities for the Company on a scale relevant basis.

         The acquisition of two engineering firms during the second quarter, described more fully in the Company's Form 10-Q for that quarter, was part of the Company's continuing acquisition strategy, described more fully in the Company’s 2003 Form 10-K.  Within this strategy, the Company is seeking to acquire and grow mechanical and electrical engineering firms, utilizing these platform engineering services to expand The Maricor Group's asset development, facility lifecycle asset management, energy efficiency and emissions reductions business activities within eastern Canada and New England, focusing increasingly on sustainability solutions.  The creation of Maricor Properties and the acquisitions of Mecel in the second quarter and the Vaughan-Harvey property in the third quarter, were the first steps in the Company's real estate development and investment strategy, also described more fully in the Company's 2003 Form 10-K.

         MAM's proposed portfolio growth strategy involves three specific investment and business areas referred to as "revenue funds." The utilization of the term funds is intended to highlight the differences and characteristics of revenue models and is not intended to reflect any connotation that any or all of the "revenue funds" are actually mutual or any other form of investment fund. As shown in the following chart, MAM's growth strategy involves a combination of platform acquisitions and organic growth. The proposed overall strategy seeks to leverage over the mid to long-term the asset management capabilities of The Maricor Group and its subsidiaries (as mechanical and electrical engineers and as asset developers and managers), as well as other potential inter-company services. Both MPS, as a regulated transmission and distribution infrastructure asset business, and Maricor Properties Ltd, as a real estate infrastructure asset business, have the ability to provide increasingly integrated inter-company services in support of growth, improved productivity and enhanced capabilities.

         While significant progress in implementing the following model has been achieved since MAM became a holding company on June 30, 2003, the Company is continuing to identify and evaluate a diverse array of opportunities within the defined "revenue fund" or revenue model areas. Management does believe that the pace of implementation of its growth strategy will need to accelerate to compensate for MPS’s projected earnings decline as a result of its most recent Stranded Cost Rate Case with the Maine Public Utilities Commission.  Although Management and the Board of Directors believe the defined strategy and existing and future acquisitions will create additional long-term shareholder value, the Company cannot assure that the strategy, individual acquisitions, collective acquisitions and/or organic growth initiatives will be successful. MAM's proposed overall growth strategy will be heavily influenced by the Company's ability to identify and acquire asset and business acquisition targets that meet certain desired strategic and financial criteria within the general categories defined as "revenue funds" or revenue models. Continued successful implementation of the defined strategy is dependent upon, among other things, MAM's and its subsidiaries' ability to raise sufficient capital and attract and retain key management and staff talent. MAM believes it can raise the necessary capital and retain key management and staff talent to implement the strategy, but cannot assure investors of this ability.

                MAM has implemented a number of the following highlighted growth initiatives. Based on this model, MAM has acquired three regional mechanical and electrical engineering firms under its "growth revenue fund," known as The Maricor Group, which include its Canadian subsidiary The Maricor Group, Canada, (formerly Maricor Ltd), and RES Engineering Inc. In addition, The Maricor Group has acquired exclusive geographic and sector marketing rights to a leading asset lifecycle management and strategic capital planning software system owned by Delinea Corporation, a Dallas-based technology company. Further, The Maricor Group has staffed and begun operations of a small asset development group focusing on the sale of sustainable lifecycle asset management services and the development or acquisition of end-user energy assets hosted by or serving an end-use customer’s facility, such as a central utility steam plant serving a university campus. Generally, this division of The Maricor Group is likely to experience a longer sales cycle.  Potential acquisitions of such assets may include third-party financing.

                MAM has created its Canadian real estate investment and development subsidiary, Maricor Properties Ltd, and acquired its subsidiary Mecel Properties Limited, which owns an office building in Halifax, Nova Scotia, Canada occupied by the Morris & Richard Division of The Maricor Group Canada, as well as the acquisition of a mid-rise office building in Moncton, New Brunswick, Canada.  Maricor Properties is actively evaluating additional real estate acquisitions, particularly office facilities that have potential for being upgraded and those with an existing high rate of occupancy.  Management believes that such acquisitions can improve overall earnings and has increased its emphasis in the area of real estate investments.  However, Management cannot warrant that such additional investments will occur or that any such investments will be profitable.  Continued success in Maricor Properties’ real estate investment efforts will depend significantly on its ability to raise debt and equity capital.  While Management believes it can raise such debt and equity capital, it cannot assure investors of its ability to do so.

         As part of the Company’s overall growth and business improvement strategies, Management is focusing on potential actions and investments to improve the overall performance, system reliability, economics and efficiency of MPS's transmission and distribution systems. These strategies include the adoption of new productivity enhancing technologies, changes in core business processes, adoption of integrated asset management strategies, and efforts to develop and implement long-term transmission and distribution plans. MPS's transmission plan, subject to regulatory approvals, includes the construction of additional regulated transmission assets increasing the interconnection capacity between MPS and NB Power, as well as the possible construction of a diesel peaking generation farm to provide necessary transmission voltage support. The collective goals of these efforts are to reduce overall annual capital, operating, and maintenance expenditures, while improving system reliability, security and customer service performance. MAM believes it will receive regulatory approval to proceed with construction of at least one additional 138 KV transmission line connecting with NB Power and may receive permission to construct a diesel peaking generation farm for voltage support and system security purposes; however, MAM cannot assure investors that it will receive regulatory approval or will proceed with these projects.

         As described, the Company is continuing to evaluate additional unregulated non-utility, regulated and unregulated utility business acquisitions, assets, and projects, that may include without limitation small electric utilities, water utilities, merchant transmission assets or projects, local natural gas distribution companies, fuel oil and propane distributors, regulated electric transmission projects, mid-stream natural gas assets, central utility plant assets, and real estate assets, primarily, but not necessarily limited to North America. The Company cannot assure that such acquisitions can or will be accomplished. Non-utility and utility-related acquisitions are intended to seek to leverage MPS's and other subsidiaries' existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, accounting services, and management expertise. As previously stated, MAM's ability to implement its defined strategy is dependent upon, among other things, its ability to raise necessary capital and to attract and retain key management and staff talent. MAM's Management and Board of Directors believe they can raise the necessary capital and retain key talent, but cannot assure investors of this ability.

                Given MPS’s historical decision to (a) levelize stranded costs, which will negatively impact cash flow until 2007, (b) the estimated reduction in MPS’s net income as a result of a stipulated reduction on its deferred stranded cost recovery, (c)the lagging economy of MPS’s service area, (d)increasing costs associated with employee benefits, (e) the impact of Maine’s deregulation of electric utilities impacting MPS’s revenue model, (f)increasing costs associated with Sarbanes-Oxley compliance, and (g) other factors; Management believes growth is essential to gain efficient scale, revenues and earnings to ensure long-term shareholder value.  Although Management is focused on efforts to control costs, as a micro-cap publicly traded company, Management does not believe cost reductions alone can address the Company’s need to ensure sustainable shareholder value.

Results of Operations

        The third quarter, 2004 consolidated financial and operating results for MAM were impacted by a number of factors and resulted in a loss from continuing operations of $426,000 (or $0.26 per share).  Consolidated net income from operations was $801,000 or $0.50 per share for the nine months ended September 30, 2004.

MPS revenues were up on a quarter-to-quarter and year-to-date comparison basis as a result of rate increases, as discussed in the regulatory section.  MPS’s effects on profits and losses also improved as a result of and sharing or shifting of traditional fully allocated costs to its parent company, MAM and other subsidiaries, such as The Maricor Group.  As The Maricor Group and Maricor Properties grow, an increasing amount of corporate allocation costs will shift from MPS to unregulated operations.  For example, governance costs, historically fully borne by MPS are now shared costs among MAM and its subsidiaries. Customer usage for MPS was slightly declining to flat.  Due to MPS's rate design, which creates an annual inverse bell curve effect to earnings and cash flows, second and third quarter MPS revenues are typically significantly lower than first and fourth quarters.

Generally, MAM's third quarter loss is attributable to increasing MPS costs, non-capital acquisition costs, start-up costs and general increases in operating costs, but not necessarily limited to only these factors. Specifically, increased expenses include, but are not limited to: (a) an increase in medical and other insurance premiums; (b) increased interest costs associated with the fixing of MPS’s variable long-term debt portfolio interest rates; (c) internal non-capital expenses associated with the acquisitions of two engineering firms by The Maricor Group (the acquisitions of M&R and RES by The Maricor Group and The Maricor Group Canada); (d) internal non-capital costs associated with the creation of Maricor Properties Ltd and its subsidiary Mecel Properties Limited, including non-capital costs associated with the third quarter acquisition of a mid-rise office building in Moncton, New Brunswick described under the "Acquisitions" section; (e) MPS's increased amortization costs of its stranded costs; (f) increased compliance related costs; (g) costs associated with The Maricor Group's asset development and sales group, including consulting related costs and (h) the general increase in overall MPS operating costs even though significant construction capital projects were underway during the third quarter, shifting certain MPS labor cost from operating to capital costs.

         Management's focus for 2004 is on corporate growth, seeking to create an initial and diversified platform for long-term and sustainable growth. Through ongoing efforts to control costs among all operating subsidiaries, combined with initiatives to increase unregulated revenues and profitability, Management believes certain structural cost savings and improved profitability can be achieved.  However, given the scale of MPS compared to the significant size of its service area, after evaluation, Management is less optimistic that improved profitability can be achieved through MPS related cost-cutting alone. Management believes it is necessary to grow and diversify its revenue base to ensure sustainable profitability, given MPS's declining stranded costs, reduction in stranded cost returns, and correlated reduction in MPS's rate base. Given MAM's limited earnings coverage and lack of free cash flow from MPS operations, Management recognizes that growth initiatives, as well as costs associated with Sarbanes-Oxley compliance, increasing employee health care and other benefits costs, increasing insurance costs and other mandated costs may impact net income until new unregulated operations begin positive contributions to earnings. Management is focused on ensuring attainment of growth and profitability within its unregulated operations in a timely manner.  Management believes the pace of its growth strategy must be increased to attain the necessary scale and profitability of unregulated operations.  Accelerating MAM’s growth strategy will be highly dependent upon Management’s ability to raise necessary growth capital.  Management cannot warrant or predict the outcome of future regulated rate cases, cannot warrant or predict with certainty when unregulated operations will achieve material profitability, or if and when necessary growth capital can be raised.

         Management does believe that its current growth strategy and efforts to control costs can positively contribute to sustainable shareholder value.  Although efforts are underway to identify and implement cost controls, Management is more optimistic in the success of growth initiatives than cost cutting. During MAM's transitional period, Management's focus is on year-on-year versus quarter-on-quarter results, particularly given the earnings fluctuations among quarters based on MPS's net income quarterly contributions and existing rate design.

         For the third quarter of 2004, and the nine months ended September 30, 2004, the Company earned revenue from the transmission and distribution ("T&D") operations of Maine Public Service Company and wholly-owned unregulated energy services company, The Maricor Group. MPS's wholly-owned unregulated Canadian subsidiary, ME&NB, and the Company's wholly-owned unregulated energy marketing company, EA, are inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of "Core T&D" below. EA results are included under the heading "Discontinued Operations." The following discussion has been segregated into four categories, consistent with the presentation of the segment information in Note 3 of the Consolidated Statements.

Regulated Operations

         The following discussion includes the operations of MPS and ME&NB, the Company's regulated subsidiary and inactive MPS unregulated Canadian subsidiary:

	Three Months Ended September 30,

	2004	2003

Net (Loss) Income - Regulated Electric Utility (In Thousands)	$ (39)	$ 516

Earnings (Loss) per Share
Earnings (Loss) per Share from Regulated Electric Utilities	$(.02)	$0.33

         MPS core T&D loss was $39,000 for the third quarter of 2004, compared to earnings of $516,000 in the third quarter of 2003. Loss per share was $(0.02) for the third quarter of 2004, while earnings per share were $0.33 for the same quarter last year. Other changes in earnings associated with increases in operating revenues and operating expenses are discussed further in the "Regulated Operating Revenue" and "Regulated Utility Expenses" sections below.

Regulated Operating Revenue

         Consolidated revenues and Megawatt Hours ("MWH") for the quarters ended September 30, 2004, and 2003, are as follows (dollars in thousands):

	2004		2003
	Dollars	MWH	Dollars	MWH
Residential	$3,141	39,748	$3,088	40,905
Large Commercial	1,009	43,156	991	41,705
Medium Commercial	1,094	27,948	1,029	27,638
Small Commercial	1,203	19,470	1,180	20,118
Other Retail	768	840	535	836

Total Regulated Retail	$7,215	131,162	$6,823	131,202

         Regulated retail electricity usage for MPS for the third quarter decreased slightly from 131,202 MWH for the third quarter of 2003 to 131,162 MWH for the third quarter of this year. Residential electricity usage for the quarter was 2.8% less than the same quarter last year, attributable to cooler weather in the third quarter of 2004 than 2003.

         Sales to MPS's large commercial customers during the third quarter of 2004 increased by 3.5% over sales for the same quarter last year. Sales to McCain Foods Inc., and JM Huber, MPS’s largest customers, have increased 1.9% for the third quarter of 2004 compared to the third quarter of 2003.

         Sales to MPS's medium commercial customers during the third quarter of 2004 were 1.1% higher than the third quarter of 2003. Small commercial sales were 3.2% less in the third quarter of 2004 compared to the third quarter of 2003.

         The Maine Public Utilities Commission ("MPUC") has jurisdiction over MPS's retail rates. The MPUC approved an increase in MPS's retail rates of approximately 3.8%, effective November 1, 2003. This retail rate increase included the retail portion of previously approved transmission increases by the Federal Energy Regulatory Commission ("FERC"). The FERC has jurisdiction over MPS's transmission rates, including the rates charged for wheeling revenues. For more information on the regulatory orders approving the recent rate increases, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters." The retail rate increase described above and the increase of sales mentioned above resulted in an increase of $159,000 from the four customer classes.

         During the third quarter of 2004, other regulated operating revenues were $768,000 compared to $535,000 for the third quarter of 2003. Wheeling revenues for the third quarter of 2004 increased by $30,000 with the FERC's approval of increases in wheeling rates effective June 1, 2004 of 8.3%. As more fully explained in Note 4 to the Consolidated Financial Statements, "Regulatory Matters," the MPUC, in its stranded cost orders effective March 1, 2004, and March 1, 2002, adjusted the treatment of certain customer discounts through flexible pricing adjustments. As a result, the revenues recognized from the flexible pricing adjustments in the third quarter of 2004 were $118,000 more than the same quarter of 2003.

Regulated retail revenue for the nine months ended September 30, 2004, was $24,305,000, an increase of $1,572,000 from the $22,733,000 of revenue recognized in the same period of the prior year.  In November 2003, a 3.8% increase in rates went into effect.  Volume was also up during the period, from 404,820 MWH at September 30, 2003, to 410,021 MWH at September 30, 2004.  The largest volume increase was in large customers, which increased 4,629 MWH.  Sales to our largest customer increased 8% or 3,528 MWH.

Year-to-date other revenue increased $636,000 to $1,644,000 at September 30, 2004, compared to $1,008,000 at September 30, 2003.  Wheeling revenue was up $165,000, as a result of FERC wheeling rate increases.  Revenue from special discount contracts increased $210,000.

Regulated Utility Expenses

For the quarters ended September 30, 2004 and 2003, regulated operation and maintenance expenses and stranded costs are as follows (in thousands):

	Three Months Ended September 30,

	2004	2003

Regulated Operation and Maintenance

Transmission and Distribution	$ 834	$ 836
Customer Service	407	442
Administrative and General	2,261	1,545

Total Regulated Operation and Maintenance	$3,502	$2,823

Stranded Costs
Wheelabrator-Sherman	$1,805	$1,918
Maine Yankee	750	708
Seabrook	278	278
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363
Deferred Fuel	(808)	(1,084)
Special Discounts	70	70

Total Stranded Costs	$2,458	$2,253

         Transmission and distribution expenses for the third quarter decreased slightly from $836,000 in the third quarter of 2003 to $834,000 in the third quarter of 2004. The primary reason for the slight decrease was a shift to more labor time spent on capital projects in the third quarter of 2004.

         Customer service expenses for the third quarter of 2004 decreased $35,000 compared to the same period of the prior year. This line item includes meter reading, customer records and collections expenses.

         Administrative and general expenses increased approximately $716,000 from the third quarter of 2003 to the third quarter of 2004. As a result of an MPUC order in its rate case in the third quarter of 2003, MPS was allowed to recognize a regulatory asset and reduce operating expenses by $402,000 for certain voluntary early retirement costs expensed in the fourth quarter of 2002.  Amortization of these costs in the third quarter of 2004 totaled $14,000.  Also, medical insurance expense increased by $75,000 in the third quarter of 2004, compared to the third quarter of 2003.  The remaining increase is attributable to small increases in other various expenses.

         Amortization of stranded costs also increased approximately $205,000 from the third quarter of 2003. MPS began recovering stranded costs from its retail customers starting March 1, 2000. Subsequently, on March 1, 2004, and March 1, 2003, the MPUC reviewed MPS's stranded costs and adjusted recovery of these stranded costs in accordance with approved stranded cost revenue requirements. Based on these regulatory decisions, MPS recognized stranded costs of $2,458,000 and $2,253,000 for the three months ended September 30, 2004, and 2003, respectively. The stranded costs for Maine Yankee and Wheelabrator-Sherman represent actual cash expenses during the years, while other costs reflect the amortization or recognition of regulatory assets and regulatory liabilities.

Year-to-date, total operating expenses through September 30 increased to $10,080,000 in 2004, compared to $8,717,000 in 2003.  Transmission and distribution expense increased $197,000 from $2,188,000 in 2003 to $2,385,000 in 2004.  The largest increase in transmission and distribution expense was VAR support charges in 2004, which totaled $83,000.  Also, in 2003, a significant amount of labor time was spent on the PCB mitigation and AMR projects, and therefore capitalized, while more time was spent on maintenance projects in 2004.

Customer service expenses did not change significantly, decreasing $25,000 from $1,044,000 for the nine months ended September 30, 2003, to $1,019,000 for the nine months ended September 30, 2004.

Administrative and general expenses increased from $5,485,000 for the first three quarters of 2003 to $6,676,000 for the same period in 2004, an increase of $1,191,000.  The Company incurred approximately $230,000 of legal and accounting expenses associated with the stranded cost filing and other regulatory matters in the first quarter of 2004.   For the nine months ended September 30, 2004, pension expense, medical insurance costs and other benefit costs also increased approximately $194,000.  As noted above, in the third quarter of 2003, a regulatory order was granted allowing deferral of voluntary early retirement costs expensed in 2002.  This reduced expense by $402,000 in 2003.  Amortization of these costs totaled $43,000 in 2004, further increasing expense.  The remaining increase is attributable to small increases in other various expenses.

Amortization of stranded costs for the first three quarters of 2004 totaled $7,105,000, compared to $6,926,000 for the first three quarters of 2003, an increase of $179,000.  In 2003, the gain on the sale of the Company’s generation assets became fully amortized.

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

EA ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the State, effective March 1, 2004. EA continued to serve its existing contracts within Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

         Currently, EA is an inactive subsidiary and Management has ceased all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. Although Management will continue to monitor both U.S. and Canadian deregulated markets to evaluate the merits of possible re-entry into the deregulated electric energy retail market, it is doubtful that market conditions, credit requirements and risks will become favorable for re-entry.  Management does not foresee re-entry into the CES market in the near future and cannot predict if or when it may re-activate EA.

         Through the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $0.25 per share for EA, classified as discontinued operations in the statement of consolidated operations. This loss includes additional lease expense of $181,000 recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$ 0	$ 1,289	$ 572	$ 4,775
Expenses	0	(1,459)	(1,164)	(4,907)
Other income, deductions and interest	(12)	15	(69)	46

Pretax loss from discontinued	(12)	(155)	(661)	(86)
operations
Income taxes	6	62	264	33

Loss from discontinued operations	$ (6)	$ (93)	$ (397)	$ (53)

(Loss) income per share from discontinued
operations (basic and diluted)	$ (0.00)	$ (0.06)	$ (0.25)	$ (0.03)

Unregulated Engineering Services

         The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, RES Engineering Inc., and The Maricor Group Canada, formerly Maricor Ltd. Unregulated engineering services’ operations began in late 2003 with the creation of The Maricor Group and The Maricor Group Canada in November, and the acquisition of Eastcan in December.  M&R and RES were acquired on June 1, 2004, and June 15, 2004, respectively. Therefore, comparative information is not available from the third quarter of 2003. Net loss and the related loss per share from unregulated engineering services for the three months ended September 30, 2004, were as follows (dollars in thousands):

Three Months
Ended
September 30, 2004

Net Loss - Unregulated Engineering Services	$ (238)

Loss per Share
Loss per Share from Unregulated Engineering Services	$(0.15)

         This business segment reduced net income by approximately $238,000. The largest contributions to earnings from this segment were RES, a subsidiary of The Maricor Group, and the operating divisions of The Maricor Group Canada. RES had net income of $59,000, or $0.04 per share. The Maricor Group, Canada’s M&R Division had net income of $21,000, or $0.01 per share.  The Eastcan Division had net income of $16,000 or $0.01 per share.

         The most significant reductions of earnings in the unregulated engineering services segments were attributable to corporate allocations, corporate staff costs, and business development cost of The Maricor Group. Certain corporate allocations and corporate staff costs would have been costs formerly allocated to MPS prior to the creation of MAM and The Maricor Group.  These costs were allocated in accordance with the Cost Manual approved by the MPUC during its proceeding to approve the formation of the holding company, MAM.

Unregulated Engineering Services - Revenue

Consolidated operating revenues for the quarter ended September 30, 2004, are as follows (dollars in thousands):

Three Months
Ended
September 30, 2004

The Maricor Group, Canada (formerly Maricor Ltd)	$695
RES Subsidiary of The Maricor Group	597

Mechanical and Electrical Engineering Services (The Maricor
Group)	$1,292

         The principal businesses of the three companies are mechanical and electrical engineering design and design/build projects, primarily on a fee-for-service basis.  Increasingly, their business emphasis is focusing on facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants.

Unregulated Engineering Services-Expenses

         For the quarter ended September 30, 2004, unregulated engineering services operating expenses are as follows (in thousands):

Three Months
Ended
September 30, 2004

Cost of Sales	$916
Other Expenses	618

Total Unregulated Engineering Services Operation and Maintenance Expenses	$1,534

         Gross profit on the Eastcan and M&R Divisions of The Maricor Group, Canada and The Maricor Group's subsidiary RES Engineering contracts totaled $320,000, or 25% of revenue. Other expenses noted above are expenses incurred by The Maricor Group and its subsidiaries RES Engineering Inc. and The Maricor Group, Canada, which include corporate allocations, labor costs associated with The Maricor Group's business development group, and labor costs associated with The Maricor Group's corporate staff. The largest expense for The Maricor Group and The Maricor Group, Canada was general & administrative labor expense, which totaled $208,000, down $81,000 from the previous quarter due to integration activity.

Unregulated Real Estate Subsidiary Results

         This section details the operating results of Maricor Properties and its subsidiary, Mecel Properties Limited. Maricor Properties and Mecel Properties Limited were created on June 1, 2004, as a result of the acquisition of the M&R Division of Maricor Ltd (The Maricor Group, Canada).  Maricor Properties Ltd acquired Mecel Properties Limited, whose sole real estate holding is the building occupied by the M&R Division of The Maricor Group, Canada.  Maricor Properties also owns, as described herein, a mid-rise office building in Moncton, New Brunswick to be partially occupied by the Eastcan Division of The Maricor Group, Canada.

         Net loss from this operating segment for the three months ended September 30, 2004, was $8,000, which did not significantly affect earnings.

Other Operating Results

         This section details the operating results of MAM, the holding company.  Net operating loss from this segment for the three months ended September 30, 2004, was $141,000, or $0.09 per share.  Year-to-date, this segment lost $396,000 or $0.25 per share.  No revenue is recognized by MAM, and its operating expenses primarily consist of corporate governance, labor, legal, and consulting expenses, which are not allocable to MAM's affiliates.

Income Taxes

Please refer to the Note 5 of the Consolidated Statements for a discussion of the effects of income taxes.

Operating Capital and Liquidity

         Net cash flows from operating activities for the first nine months of 2004 were $3,703,000 with net income of $801,000. The deferral of $3,699,000 of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS's stranded cost recovery accounted for the biggest reduction in operating cash flows. For the nine months ended September 30, 2004, the increase in cash from financing activities of $3,151,000 was due to scheduled dividend payments of $1,834,000 and $2,140,000 of additional short-term borrowings and $3,550,000 of long term debt borrowings. The cash outflow from financing activities was for the repayment of long-term debt of $705,000. Net cash outflows for investing activities were $10,152,000. During the first nine months of 2004, MPS invested $6,223,000 in plant. Construction work-in-progress, reported in the Utility Plant section of the Company's September 30, 2004, Consolidated Balance Sheet, increased by $1,288,000 from the balance as of December 31, 2003, due to the timing of expenditures for the Automated Meter Reading project and conversion of the Caribou substation to a higher voltage. In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock. The Maricor Group and The Maricor Group, Canada spent $3,529,000 net cash to acquire RES and M&R.  Maricor Properties spent an additional $1,100,000 to acquire the Vaughan Harvey building.

         Net cash flows from operating activities for the first nine months of 2003 were $3,045,000 with net income of $1,969,000. The deferral of $3,630,000 of current Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery accounted for the biggest reduction in operating cash flows. For the nine months ended September 30, 2003, dividend payments were $2,330,000, while scheduled sinking fund payments of $2,425,000 were offset by short-term borrowings of $50,000. On February 25, 2003, the MPUC granted MPS the right to participate in a $4 million inter company revolving credit agreement with EA. As of September 30, 2003, MPS had an outstanding balance of $2.5 million under this loan agreement. During the first nine months of 2003, MPS invested $3,523,000 in electric plant with $1,482,000 withdrawn from the tax-exempt bonds trust account. In addition, MPS received $224,000 for the partial redemption of its Maine Yankee Common Stock.

         Effective January 1, 2004, the Board of Directors increased the quarterly dividend by $0.01 per share from $0.37 per share to $0.38 per share, for an annual dividend of $1.52 per share.

Credit Facilities

         On August 12, 2004, Maine & Maritimes Corporation executed a $2.0 million commercial term note to finance Maricor Properties Ltd’s August 13, 2004, purchase of a multi-tenant office complex in Moncton, New Brunswick.

On May 27, 2004, and June 14, 2004, The Maricor Group executed a bridge loan totaling $2.2 million to finance the purchases of M&R and RES. The Maricor Group also executed a $1.0 million working capital line of credit to provide initial operating funds to the newly acquired subsidiaries. These facilities were made permanent on September 21, 2004.

         On March 29, 2004, MPS's $6 million revolving credit agreement with two participating banks was extended until June 8, 2006. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of September 30, 2004, MPS was in compliance with these covenants.

         The Maine Public Utility Financing Bank ("MPUFB") has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at September 30, 2004, and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust and drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York separately issued its direct pay letters of credit ("LC's") for the benefit of the holders of each series of bonds. Both LC's were due to expire in June 2004, and were extended to June 8, 2006. In addition, MPS issued $14.4 million in Second Mortgage Bonds due 2021, to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         (a) Until September 9, 2003, MPS had interest rate risk with three variable rate debt issues, for purposes other than trading. These issues are discussed in detail in MAM's 2003 Form 10-K. The discussion occurs in Notes 8 and 11 of the Notes to Consolidated Financial Statements. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues.

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

         (c) The Company's unregulated engineering services subsidiaries are engaged in design/build and fee-for-service engineering services. Associated with these services are design, operating, performance, market, economic and personnel risks associated with the management of design/build projects; errors and/or emissions in the firm's designs; systemic risks; customer default and credit risks; talent retention and recruitment risks; proposal development errors; changes in government policies and regulations; general economic and market conditions risks, including currency risk; and other potential risks.

         (d) The Company's unregulated real estate development and investment subsidiary, Maricor Properties Ltd and its subsidiary, Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

          (e) Transactions with ME&NB, The Maricor Group, Canada, and Maricor Properties, Ltd are subject to an immaterial amount of foreign currency translation risk.  Income and expenses are translated at rates of exchange prevailing at the time the income is earned or the expenses are incurred.  Assets and liabilities are translated at period-end exchange rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

None.

(b) Changes in Internal Control over Financial Reporting

         As reported in previous 2004 filings, the Company implemented a new Oracle-based accounting system that was put in service April 1, 2004. This new fully integrated financial reporting system provides the ability to track costs by project and accommodate growth. The internal controls over financial reporting that are external to the system have not changed significantly since the prior quarter. Additional compensating controls have been implemented to mitigate the risk of material misstatement due to the implementation of the new system. The new Oracle-based accounting system is being utilized by MAM and MPS, but has not yet been implemented within the unregulated subsidiaries.

The Company has acquired three mechanical and electrical engineering services companies, which are currently being integrated. As the integration of these acquisitions is implemented, existing controls of these companies are being assessed and some controls modified to be consistent with other MAM companies.  The Company has performed due diligence procedures over the opening balance sheets and the activity since the time of the acquisitions. Management believes that these compensating controls are adequate to prevent material misstatement in financial reporting as a result of these changes.

                The Company is taking actions to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting for the fiscal year 2005.  This preparation includes implementing additional accounting resources and plans to establish an internal audit function reporting to the Audit Committee of the Board of Directors.  The Company is currently assessing the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

MPS Rate Cases:

(a)      Maine Public Utilities Commission, Request ("MPUC") for Approval of Alternative Rate Plan, MPUC Docket 2003-85.

         On April 15, 2004, MPS filed a Memorandum Of Understanding ("MOU") entered into between MPS and the parties to this proceeding and supported by the MPUC's advisory staff. Under the terms of the MOU, MPS agreed that as part of its annual OATT Information Filing to be made with FERC in June 2004 (the "June Filing"), MPS will incorporate the Transmission Rate Recognition Proposal ("TRRP") as agreed to in the MOU. The parties agree that they will not contest those portions of MPS's June Filing (and subsequent FERC filings, as applicable) that are consistent with the TRRP. On April 30, 2004, the MPUC issued its order approving the final disposition of the matter and closing the docket. A copy of the Stipulation, Supplemental Stipulation and the final orders approving the increase and resolving all issues in the docket may be viewed on the MPUC website at http://www.state.me.us/mpuc/. For the purposes of future rate proceedings, MPS will continue to evaluate if an ARP is in the best interest of MPS, its shareholders and consumers or if it should continue to proceed with cost-of-service rate filings as it has done in the past.

(b)  Federal Energy Regulatory Commission 2003 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER00-1053-009

         Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-009, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the 2003 OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS sought a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base remained at 11% under the 2003 OATT. MPS entered into a settlement agreement in the matter with the parties and FERC staff resolving all outstanding issues in the filing. In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004. An Order approving the 2003 informational filings stipulation and 2003 OATT revisions was issued by the FERC on April 1, 2004. The details of the settlement and order were reported in the Company's previous 10Q and are incorporated into this filing by reference. MPS filed its informational filing in connection with the 2003 OATT changed tariff charges, effective June 1, 2004, on June 15, 2004.

(c)  Federal Energy Regulatory Commission 2004 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER04-894-001

         On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the "2004 OATT") to modify its transmission rates. Under the proposed 2004 OATT, the new transmission rate for wholesale customers became effective on June 1, 2004, subject to a customer refund that may, or may not, occur as a result of the proceeding or potential settlement negotiations. The transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represents an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS has received and is responding to data requests from interveners in the proceeding. The new transmission rate for retail customers also became effective on July 1, 2004, and is also subject to a customer refund that may, or may not, occur as a result of the 2004 OATT proceeding or potential settlement negotiations. MPS's related State compliance filing for the retail transmission rates which became effective on July 1, 2004, was approved by the MPUC on June 17, 2004. MPS cannot predict with certainty the outcome of the 2004 OATT proceeding, potential settlement discussions that may, or may not, occur or the likelihood of any customer refunds that may, or may not, occur.

Other MPS Matters:

(a)  Maine Public Utility Commission Dockets Directed at All Maine Transmission and Distribution Utilities.

During the second quarter of 2004, MPS has been engaged in several dockets involving notices of inquiry by the MPUC directed at all Maine transmission and distribution ("T&D") utilities. In MPUC Docket No. 2003-516, "Rates Related to Conservation Expenses," the MPUC is investigating the accounting by T&D Utilities for future conservation assessments. The MPUC staff, Office of Public Advocate ("OPA"), and other interveners accepted MPS's proposal on how to adjust its distribution rates to reflect future conservation assessments on February 26, 2004. MPS will change its distribution rates on July 1, 2004, along with the scheduled change to transmission rates. The joint stipulation in this Docket was approved by the Commission on June 10, 2004. The combination of the transmission rate increase discussed above, and conservation increase is approximately $550,000 or 1.37% on delivery rates.

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

Also, on April 29, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-248, "MPUC Inquiry into the Status of the Reliability and Security of the Electric Grid." The NOI and subsequent data requests by the MPUC Staff requested T&D utilities to provide information concerning the system security and reliability of their respective delivery systems. On July 24, 2004, MPS responded to various data requests in connection with this Docket.  Additional data requests responses were filed with the MPUC on September 10, 2004. Subsequently, members of the Company’s management met with the MPUC staff and their consultants on September 30, 2004, to review the Company’s responses to the data requests. The Company continues to actively participate in MPUC Docket No. 2004-248.

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

(c)  Requests for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line and Various Transmission Service Reservations.

On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of Certificate of Public Convenience and Necessity pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

The purpose of the project is to ensure that the reliability and integrity of the MPS transmission grid are maintained under scenarios of reduced on-system generator availability and peak load growth. The available firm transfer capability of the transmission system when added to the remaining on-system hydro generation is not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable. The proposed line would address this and other reliability concerns by significantly increasing the load-serving capability of the northern Maine region and would serve to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid, and thereby significantly reduce the potential for a voltage collapse under certain contingency events.

MPS has requested that the MPUC approve the project in a timely manner so that MPS can commence construction in early 2005, after obtaining all necessary approvals, and place the project in service not later than the fall of 2006. The line will use approximately 125 single pole structures with a 450 foot average span length. Total length of the line is approximately 10.5 miles with almost 9 miles of the line utilizing the already cleared right-of-way of the adjacent Line 6905, with an additional 50 feet of right-of-way to be obtained and cleared on the east side of the existing line. This line is to be constructed in conjunction with NB Power's portion of the line, which will extend from the border to a tap on Line 1140 of the NB Power transmission system near the town of Grand Falls, New Brunswick.

Under the Development Agreement entered into by MPS and NB Power in September of 2004, each party will be responsible for the construction and costs of its respective portion of the interconnection. The Agreement further requires MPS to reserve 10 MW of capacity on NB’s transmission system in order to provide NB Power an opportunity to recover its costs. The projected cost for the MPS portion of the line is $4.0 million.  The Petition filed with the MPUC by MPS indicates that its costs associated with the new line will be recovered through its transmission rates on file with the FERC, and, further, requests approval of the 10MW transmission reservation with NB Power.

By law, the MPUC has six months to determine whether to issue the Certificate, provided that the Commission may extend that time period for cause.  An initial case conference was held at the MPUC on October 7, 2004. MPS is currently participating in the discovery process in the case.

In September of 2004 MPS also entered into the Commitment Agreement with NB Power.  Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on a new 345 kV transmission line to be constructed from Pt Lepreau near St John, NB to Orrington, Maine.  NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (BHE) will own and operate the portion of the line on the U.S. side of the border.  MPS expects BHE to file for a Certificate of Public Convenience and Necessity for this line before the end of 2004.  MPS plans to file a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement shortly after BHE makes its filing.  As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits on Form 8-K

                 The following Forms 8-K were filed for Maine & Maritimes Corporation:

     ☒ August 16, 2004 - Press release titled "Maine & Maritimes Corporation Announces Second Quarter 2004 Results"

     ☒ August 17, 2004 - Press release titled "Maine & Maritimes Corporation Invests in Atlantic Canadian Real Estate"

     ☒ August 23, 2004 - Change in independent public accounting firm from PricewaterhouseCoopers LLP to Vitale, Caturano & Company PC

     ☒ September 2, 2004 - Departure of Officer

     ☒ September 10, 2004 – Maine & Maritimes Corporation Declares Quarterly Dividend

     ☒ September 27, 2004 – Maine & Maritimes Corporation secures long term financing through its subsidiary, The Maricor Group

The following exhibits are attached:

     ☒  Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

     ☒  Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION

(Registrant)

Date: November 10, 2004

/s/ Michael I. Williams

Michael I. Williams

Vice President, Controller and Chief Accounting Officer

CERTIFICATIONS

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

I, J. Nicholas Bayne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine & Maritimes Corporation (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  November 10, 2004

/s/ J. Nicholas Bayne

J. Nicholas Bayne

President and Chief Executive Officer

I, Kurt A. Tornquist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine & Maritimes Corporation (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 10, 2004

/s/ Kurt A. Tornquist

Kurt A. Tornquist

Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit 32

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended September 30, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Nicholas Bayne

J. Nicholas Bayne

President and Chief Executive Officer

/s/ Kurt A. Tornquist

Kurt A. Tornquist

Senior Vice President, Chief Financial Officer, and Treasurer

Dated:  November 10, 2004

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

