Form 10-K
period 2004-12-31
MAINE & MARITIMES CORP
filed 2005-03-24
CIK 1222497

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 333-103749

Maine & Maritimes Corporation

(Exact name of registrant as specified in its charter)

Maine

(State or other jurisdiction of incorporation or organization)

30-0155348

(I.R.S. Employer Identification No.)

209 State Street, Presque Isle, Maine

(Address of principal executive offices)

04769

(Zip Code)

Registrant’s telephone number, including area code: 207-760-2499

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $7.00 par value

Name of each exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐.    No  ☒.

Aggregate market value of the voting stock held by non-affiliates at June 30, 2004: $51,970,848.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 24, 2005.

Common Stock, $7.00 par value—1,635,906 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2004, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2004

For Glossary of Terms, see Page iii

i

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
APBO	Accumulated Pension Benefit Obligation
ARP	Alternative Rate Plan
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMLTD	Current Maturities Long-Term Debt
CMP	Central Maine Power Company
DETM	Duke Energy Trading and Marketing
DOE	Department of Energy
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
Engage	Engage Energy America, LLC
EPS	Earnings Per Share
FAME	Finance Authority of Maine
FAS	Financial Accounting Standards
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
ISFSI	Independent Spent Fuel Storage Installation
ISO	Independent System Operator
ISO-NE	Independent System Operator—New England
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
MAMES	Maine & Maritimes Energy Services Company, now The Maricor Group
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MW	Megawatt
MWH	Megawatt hour
NEPOOL	New England Power Pool
NMISA	Northern Maine Independent System Administrator
NOI	Notice of Inquiry
NPCC	Northeastern Power Coordinating Council
NRC	Nuclear Regulatory Commission
NUG	Non-Utility Generator
OATT	Open Access Transmission Tariff
PBR’S	Performance-Based Rates
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PURPA	Public Utilities Regulatory Policy Act
PWC	PricewaterhouseCoopers
QF	Qualifying Facility
RES	RES Engineering, Inc.
ROCE	Return on Capital Employed
RTO	Regional Transmission Organization

SAM	Strategic Asset Management
SCADA	Supervisory Control and Data Acquisition
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and Distribution
TMG	The Maricor Group
VCC	Vitale, Caturano & Company
VEBA	Voluntary Employee Benefit Association
VERP	Voluntary Employee Retirement Program
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART I

Item 1. Business

General

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.” MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”), which is currently inactive;

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.	The Maricor Group (formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary RES Engineering, Inc. (“RES”) and its wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“The Maricor Group, Canada,” formerly Maricor Ltd);

4.	Maricor Properties Ltd, (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”);

5.	Maricor Technologies, Inc. (“MTI”), formed on February 14, 2005.

Maine & Maritimes Corporation and Subsidiaries

Note:	Maine & New Brunswick Electrical Power Company, Ltd and Energy Atlantic, LLC are inactive companies.

General Descriptions of the Parent Company and its Subsidiaries:

•	Maine & Maritimes Corporation is the ultimate parent holding company for all business segments. The holding company manages its investments in (a) an electric transmission and distribution utility in the United States, (b) engineering, facility asset lifecycle management and asset development companies in the U.S. and Canada, (c) real estate investment and development companies in Canada, and (d) a facilities asset lifecycle management and sustainability software development company in the U.S. MAM is headquartered in Presque Isle, Maine.

•

Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. It does not provide electric supply to consumers, but rather provides the transportation through its transmission and distribution wires infrastructure. The utility is regulated by the Federal Energy Regulatory Commission (“FERC”) and the Maine Public Utilities Commission (“MPUC”). MPS is headquartered in Presque Isle, Maine.

•	Maine & New Brunswick Electrical Power Company, Ltd is an inactive Canadian subsidiary of MPS, which prior to deregulation and generation divestiture owned MPS’s Canadian electric generation assets.

•	Energy Atlantic, LLC is a licensed, but currently inactive, Competitive Energy Supplier (“CES”) of retail electricity and formerly competed for electric supply customers within the northern and southern regions of the State of Maine. EA is classified as a discontinued operation.

•	The Maricor Group is an energy asset development and mechanical and electrical engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service design engineering and emissions reduction services with a focus on sustainability and Leadership in Energy and Environmental Design (“LEED”) operating primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. Its energy asset development activities include efforts to plan, develop, own and operate customer-hosted energy assets, such as central utility and co-generation plants. It is not engaged in development of merchant generation assets. The Maricor Group is headquartered in Presque Isle, Maine with an office in Portland, Maine. In addition, its various subsidiaries are located within Atlantic Canada and New England.

•	RES is a mechanical and electrical engineering subsidiary of The Maricor Group with offices in Boston and Hudson, Massachusetts, offering the services of The Maricor Group within New England, particularly the State of Massachusetts and the Greater Boston area.

•	The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.

•	Maricor Properties Ltd is a Canadian real estate development and investment company focused on sustainable development and “smart growth” principles, emphasizing Leadership in Energy and Environmental Design criteria. It seeks to develop or invest in public and private facility projects involving building infrastructure, such as schools, dormitories, urban and historic redevelopment or revitalization projects, multi-family and office commercial urban projects, and multi-family coastal residential projects. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

•	Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada.

•	Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains technologies supporting lifecycle asset management and capital budget planning. On February 14, 2005, it purchased, through a three-way transaction the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems. The Maricor Group utilizes the software in the delivery of its lifecycle asset management services and will market their products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine with an office in Portland, Maine.

Discussion and Description of the Company’s Business Model and Growth Strategy

In 2003, MPS sought approval from the Maine Public Utilities Commission and its shareholders to form a holding company. MPS’s decision to convert to a holding company structure and begin implementation of a diversification and growth strategy was a result of a combination of regulatory and economic factors including, but not limited to: (a) the impacts of deregulation and generation divestiture on MPS’s revenue model, (b) flat to declining demographic and economic conditions within MPS’s service area; (c) regulatory constraints or barriers to implementation of a growth strategy under MPS’s organizational structure; (d) a declining rate base as a result of reductions in stranded costs as regulatory assets; and (e) the strategic objective to implement an effective risk management structure associated with the Company’s overall growth strategy.

As a result of Maine’s deregulation and MPS’s generation divestiture, MPS no longer serves as a vertically integrated electric utility and has divested itself of its electric generation assets. With the exception of stranded cost recovery, MPS’s revenues come almost exclusively from regulated transmission and distribution services associated with transporting electric supply. MPS receives varying returns on its stranded regulatory assets, as well as varying returns on its regulated transmission and distribution rate bases. Generally, stranded cost represents the difference in value or contract value of generation assets in a regulated environment, as compared with market values of these same assets or contracts for purchased power. In a regulated regime, investor-owned public utilities are allowed to make a “fair” rate of return on their prudently invested capital. In practice, regulators set the price of electricity so that the utility receives enough income to pay its financial obligations plus a reasonable return on its fixed investments. In effect, historical or accounting costs of asset installations determine the current market value of capital. Regulators adjust the revenue stream up or down to allow a public utility to earn the approved rate of return on the book value of its capital, which is also known in a regulatory context as its “rate base.” MPS continues to earn regulated rates of return on its transmission and distribution assets. MPS’s distribution services are regulated by the MPUC and its transmission services are regulated by the FERC.

Based on MPS’s current amortization of stranded costs and approved stranded cost rates of return approved by the MPUC, and subject to a number of variables embedded in the calculation of those stranded costs, the majority of MPS’s stranded cost should be recovered by the end of 2012. The most significant portion of MPS’s stranded costs are associated with an existing non-utility generator (“NUG”) supply contract referred to in this document as the “Wheelabrator-Sherman NUG Contract.” The Wheelabrator-Sherman NUG Contract resulted from the passage by the U.S. Congress of the 1978 Public Utilities Regulatory Policy Act (“PURPA”) and is summarized more fully below. The facility itself is a small bio-mass (principally wood chip) electric generation facility. Over approximately the next seven years, MPS’s rate base will decline as these and other stranded costs are reduced or eliminated. Management and the Board of Directors believe that MPS’s rate base and total revenues will continue to decline as a result of the ultimate elimination of stranded costs as a regulatory asset and potentially due to: (a) the economic impact of deregulation and generation divestiture on MPS’s core revenue model; (b) MPS’s economically lagging service area; and (c) regulatory and legislative risks in connection with rate making, service requirements or other mandated actions. Based on Management’s and the Board of Directors’ assessment of MPS’s declining rate base, in 2003 a decision was made to create a holding company, subject to shareholder approval, and to implement a diversified growth strategy.

After formation of MAM, in MPS’s 2004 stranded cost case before the MPUC, it was determined that MPS had not previously recognized accumulated deferred income taxes with respect to the carrying charges on its stranded cost deferred fuel account. As a result, during the period from 1999-2002, MPS over-collected its earnings on its stranded cost recovery. Consequently, it was agreed that MPS’s return component on the deferred stranded cost fuel balance would be reduced in such a manner that ratepayers would not pay on a net present value basis an amount greater than the total owed to MPS. As a result, MPS’s net income was impacted in 2004 by $679,000 and will continue to be impacted through 2012. The projected and estimated impact on MPS’s annual earnings will range from approximately $1,000,000 in 2005, increasing to $1,200,000 in 2007, and then gradually decreasing to $17,000 in 2012. MAM and MPS cannot warrant that these estimates will be the exact impact, and cannot forecast possible impacts of potential future MPUC and legislative decisions or acts.

Although MPS’s earnings associated with stranded costs will be reduced during the period from 2004 through 2012, it should not impact the collection of “stranded cost freed-up cash flows” post 2006 that are a result of levelization of stranded costs and the deferring of total collections of stranded costs associated with its Wheelabrator-Sherman NUG Contract during the years 1999 through 2006. In the 1998-99 timeframe, in order to reduce the rate impact of stranded cost recovery, MPS chose to collect its stranded costs on a levelized recovery basis over a longer term versus collecting stranded costs equaling annualized payouts of its NUG generation contract with Wheelabrator-Sherman. In so doing, MPS has and will pay the full contract costs of the Wheelabrator-Sherman NUG Contract until it expires in 2006. However, during this term MPS has and will only collect a percentage of the total costs from its consumers. From 2007 until approximately 2012, MPS will collect the balance due from its ratepayers, but will no longer have the liability of the Wheelabrator-Sherman NUG Contract. Those monies that were deferred will be collected during the referenced period and are referred to as “stranded cost freed-up cash flows.” MPS has received and continues to receive varying rates of return on its stranded cost regulatory assets.

The gross deferred stranded cost freed-up cash flows are estimated to be $31 million over the 2007 through 2012 timeframe. These deferred stranded cost freed-up cash flows will not impact net income. Current plans for the anticipated stranded cost freed-up cash flows include: (a) utilizing such funds to reduce MPS debt to maintain an optimum regulatory capital structure for MPS; (b) reinvestment in the MPS transmission and distribution system; and (c) to dividend a portion of the stranded cost freed-up cash flows to the parent MAM within MPUC restrictions, for the purpose of financing in part or in whole, potential acquisitions, growth, and start-up operating costs of subsidiaries consistent with the Company’s growth strategy. While MPS believes it will receive full stranded cost recovery and recovery of deferred collections, it cannot predict with certainty future regulatory and/or legislative actions. Regulatory and legislative risks may exist relative to full stranded cost recovery. In addition, there are a number of variables discussed in more detail below that may affect the timing and magnitude of MPS’s stranded cost recovery.

Management and the Board of Directors have adopted what they believe to be a market-based, realistic and conservative growth and diversification strategy, focusing primarily, but not exclusively, on market opportunities within New England and Atlantic Canada. As part of the Company’s growth and business strategy, focus and investments are being placed on projects to improve the overall performance, system reliability, economics, and efficiencies of MPS’s transmission and distribution systems. These strategies include, but are not necessarily limited to, the adoption of new productivity enhancing technologies, changes in core business processes, adoption of integrated asset management strategies, and development and implementation of long-term transmission and distribution plans. These plans, subject to MPUC and FERC approvals, may also include the construction of additional regulated transmission assets. MPS has requested MPUC approval to construct a new 138 KV transmission line, increasing its interconnections with New Brunswick Power (“NB Power”). As of December 31, 2004, $411,000 has been expended on labor and legal efforts related to the research and approval filing of this project. The goals of these collective efforts are to allow for efficient long-term control of MPS’s annual capital, operating, and maintenance expenditures, while improving system and customer service performance. MAM and MPS cannot predict with certainty the outcome of its filing(s) with the MPUC or FERC.

MAM’s unregulated growth strategy centers on a diversification approach that expands the Company’s business and revenue model to include, without limitation, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions, facility lifecycle asset management services, facility lifecycle asset management software technologies, facilities management, and asset/facility ownership. In addition, through The Maricor Group, efforts continue to identify and potentially execute opportunities to design, build, own and/or operate customer-hosted energy-related assets, such as central utility steam plants, customer-hosted non-merchant alternative fuel projects and customer-hosted co-generation assets.

MAM’s overall unregulated growth strategy is guided by a set of principles and values that promote sustainability and Leadership in Energy and Environmental Design. The Company believes that within its and its subsidiaries’ market region, sustainable initiatives, investments, products, and services involving energy efficiency, alternative fuels, natural resources conservation, sustainable engineering designs, facility lifecycle asset management, and reductions of air emissions are (a) economically viable; (b) can create increased and long-term shareholder value; and (c) are aligned with core social and public policy values, particularly within New England and Atlantic Canada.

Although the Company, through its unregulated subsidiaries, provides fee-for-service mechanical, electrical and plumbing/fire protection engineering design services, asset development, software tools, and other services outside the realm of sustainability, it continues to migrate toward business processes, investments, initiatives, products and services that are defined as sustainable. Sustainable engineering and development involves the planning, design, construction, operation and renewal of facility assets in a manner that will assure the availability of resources for future generations. In order to achieve this goal, we believe it is necessary to adopt engineering practices and design goals that focus on efficiency, conservation of materials and energy, and reduction of environmental pollutants. Sustainable engineering is essentially the application of all technical disciplines and arts toward greater efficiency and conservation of materials and energy resources, with emphasis on eliminating the use of non-renewable and hazardous substances. Consequently, The Maricor Group and its subsidiaries are focused on building a leading North American team of LEED certified engineers that support customers’ efforts to achieve facility sustainability.

The LEED Green Building Rating System® is a voluntary, consensus-based U.S. and Canadian standard for developing high-performance, sustainable buildings. Members of the U.S. and Canadian Green Building Council, representing all segments of the building industry, developed LEED and continue to contribute to its evolution. The U.S. and Canadian Green Building Councils are North America’s foremost coalition of leaders from across the building-related industry working to promote facilities that are environmentally responsible, profitable and healthy places to live and work.

LEED provides a complete framework for assessing building performance and meeting sustainability goals. Based on what we believe to be well-founded scientific standards, LEED emphasizes state of the art strategies for sustainable site development, water savings, energy efficiency, materials selection and indoor environmental quality. LEED recognizes achievements and promotes expertise in green buildings through a comprehensive system offering project certification, professional accreditation, training and practical resources. There is a LEED certification exam, whose purpose is to ensure that successful candidates have the knowledge and skills necessary to participate in sustainable design processes, ensuring a high level of understanding of LEED requirements, resources, and processes.

As a part of the Company’s overall business diversification and growth strategy, its real estate development and investment subsidiaries, Maricor Properties Ltd and Mecel Properties Ltd, also focus on sustainability, LEED building criteria, “smart growth,” and revitalization projects. It is the goal of the Company’s real estate investment and development groups to ultimately develop, revitalize, own and/or manage facility infrastructure that meets or approaches certification as a LEED-certified building and/or contributes to smart growth initiatives.

There is no single definition of smart growth; its meaning depends on context, perspective and timeframe. The common link among different views of smart growth is development that revitalizes central cities and older suburbs, supports and enhances mass transit, promotes walking and bicycling, and preserves open spaces and agricultural lands. Smart growth is not no growth; rather, it seeks to revitalize the already-built environment and, to the extent necessary, to foster efficient development at the edges of the region, in the process creating more livable and environmentally responsible communities. Smart growth developments attempt to meet the key goals of sustainable development through effective land use planning and the construction of facilities infrastructure that strive to preserve the natural environment to the extent possible, while enhancing communities and their overall quality of life.

Currently, Maricor Properties Ltd and its subsidiary Mecel Properties Ltd own two offices complexes within Atlantic Canada. These properties consist of a five-story office complex in the downtown area of Moncton, New Brunswick that had fallen into disrepair. Located on a major downtown thoroughfare, using the engineering expertise of The Maricor Group, Canada Ltd, the building is being revitalized into a productive, architecturally attractive, and energy efficient facility, reusing building materials in manners that enhance sustainability, while providing for a quality work space. The Moncton building is a multi-tenant facility which houses The Maricor Group, Canada Ltd, as well as other tenants.

Mecel Properties Ltd owns the office facility housing The Maricor Group, Canada Ltd’s Halifax office. The two-story office complex is located within a downtown revitalization district of Halifax and is part of Maricor Properties Ltd’s goal to revitalize a section of downtown Halifax near the core historic city. Currently, the facility is a single tenant occupied facility.

Maricor Technologies, Inc. was formed in February 2005, as a wholly-owned subsidiary of MAM. At the time of formation, Maricor Technologies acquired strategic asset management (“iPlan”) and maintenance management (“Building Blocks”) software products through a three-way transaction involving Delinea Corporation, a Dallas-based information technology services firm and HCI Systems, the original developers of the software. The software products provide most of the necessary underlying product platform components for enterprise-level and packaged software product lines. The iPlan and Building Blocks products are currently being marketed through a distribution agreement with its affiliated companies, The Maricor Group, RES Engineering, Inc. and The Maricor Group, Canada Ltd. Prior to the acquisition of the software assets, The Maricor Group and its subsidiaries had exclusive marketing rights to the products within certain industry and geographic sectors. Maricor Technologies will market its software product and service lines on a progressively expanding basis, with its target market region being North America.

Maricor Technologies develops information and software tools to support sustainable lifecycle management of facilities infrastructure. Combining what Management believes to be leading strategic management methods with proven engineering, energy and economic models, Maricor Technologies’ products are designed to deliver required information to allow organizations to optimize capital, maintenance, and energy budgets, reduce emissions, and to comply with financial and environmental reporting requirements. Maricor Technologies supports existing software assets and develops additional software assets that support the evolving sustainability and facility asset lifecycle management industries.

MAM’s overall strategy includes the continuing ownership and operation of its regulated electric transmission and distribution utility, as well as the potential acquisition of additional regulated utilities or assets. However, it is impossible to predict with certainty if and when MAM may acquire additional regulated utilities or assets. The decision to acquire additional regulated utilities or assets may be impacted by a number of issues, including but not necessarily limited to: (a) regulatory approvals; (b) the impact on MPS’s two-county tax-exempt financing; (c) the ability to raise capital; and (d) the identification of acquisition opportunities that are scale relevant and acquirable. Potential utility-related acquisitions are intended to seek to leverage MPS’s and other subsidiaries’ existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, and Management expertise.

MAM’s growth strategy consists of targeted acquisitions and non-acquisition growth. Key “platform” acquisitions in the engineering, real estate and software sectors have been executed and additional acquisitions may be considered. Acquisitions may involve either the acquisition of companies or assets. As an example, MAM acquired Eastcan Consulting Engineers (now part of The Maricor Group, Canada Ltd), a small, but well respected mechanical and electrical engineering firm operating primarily within New Brunswick, Canada. Through this platform acquisition, we are growing the subsidiary by expanding its service and product delivery capabilities, increasing staffing, and increasing its market penetration.

Financing of the Company’s growth strategy, depending on the specific acquisition target, may take the form of a number of different financing structures involving cash, equities and/or debt. Financing may include, without limitation, the issuance of additional common or preferred stock, convertible debt, seller financing, senior debt, private mezzanine debt securities, tax-exempt government bonds, cash or acquisition earn-outs. In addition to its compatibility with the Company’s growth strategy, each acquisition target is also being evaluated based on its individual economic and strategic merits relative to the creation of long-term shareholder value.

Summary Graphic of MAM’s Growth Strategy and Business Model

Establishment of Dividend Policy and Authorization of Share Repurchase Plan

On December 10, 2004, MAM’s Board of Directors (a) established a dividend policy; (b) provided guidance for MAM’s 2005 dividend; and (c) authorized the establishment of a share repurchase plan. The objective of the adopted dividend policy is to help ensure the stability of MAM’s dividend payout ratio over time, while facilitating its long-term growth strategy and replacement or renewal of existing assets. In so doing, the Board of Directors and Management believe such actions will ultimately increase the total return and sustainability of value for MAM’s shareholders.

The dividend policy provides for MAM’s dividend to be based on 55% to 80% of the net income contribution of its regulated operations, plus special dividends from unregulated operations, as determined by MAM’s Board of Directors from time to time. The policy establishes principles for determining dividends, including the following:

•	The Company must first be projected to and/or generate net earnings per share and requisite free cash flows from its regulated and unregulated operations to fund dividends and sustain the assets of the Company.

•	There will be two types of dividends:

•	Regular dividends to be paid on a quarterly basis based on a payout range of 55% to 80% of the Company’s regulated earnings; and

•	Special dividends may be paid along with or after the regular dividend based on earnings per share performance, before amortization of goodwill, of unregulated operations as determined fiscally prudent by the Board of Directors based on corporate strategic and financial goals.

As a result of MAM’s transition and expansion from its historical base of operations as a regulated utility to a more diversified holding company with regulated and unregulated operations, the Board of Directors and Management believe that annual dividend guidance is appropriate during the transition phase. As a result, in December 2004, the Company announced its 2005 target dividend payout of $1.00 per common share. Although the Company has targeted a payout of $1.00 per common share, it does not warrant that this target payout will be met. The Company will evaluate the merits of providing dividend guidance during its transition period on a yearly basis.

As part of MAM’s financial strategy, in December 2004, the Board of Directors authorized Management to develop a share repurchase program of up to $2 million to be executed by Management as deemed necessary to ensure adequate “buy-side” pressures. Management has established such a program and may repurchase stock should the share price fall below a level approved by the Board of Directors. The goals of the potential share repurchases include supporting the overall share price value and minimizing the dilution effects of previous and/or future acquisitions. Execution of the share repurchase program will be based on market conditions and is subject to the MAM cash position and investment opportunities. The Board of Directors and Management will review periodically the repurchase strategy to determine if and when repurchases should be made. Establishment of MAM’s share repurchase plan does not mean that shares will be repurchased, but it establishes the mechanisms to do so, should the share price fall below a certain price per common share.

Description of MAM

Maine & Maritimes Corporation is a holding company incorporated in the State of Maine and headquartered in Presque Isle, Maine. Established on June 30, 2003, it is the ultimate parent holding company of:

(a) Maine Public Service Company;

(b) Maine & New Brunswick Electrical Power Company Ltd;

(c) The Maricor Group;

(d) The Maricor Group, Canada Ltd;

(e) RES Engineering, Inc.;

(f) Maricor Properties Ltd;

(g) Mecel Properties Ltd;

(h) Maricor Technologies, Inc.; and

(i) Energy Atlantic, LLC.

The Company’s subsidiaries operate within the United States and/or Canada.

Description of MPS and Maine & New Brunswick Electrical Power Company, Ltd.

MPS was originally incorporated in the United States as the Gould Electric Company (“Gould”) in April 1917, by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine & New Brunswick Electrical Power Company, Ltd, a Canadian company. Me&NB is currently an inactive, wholly-owned Canadian subsidiary of MPS, incorporated in 1903 under the laws of the Province of New Brunswick, Canada. Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS. Me&NB was primarily a hydro-electric generating company. It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc. (“WPS-PDI”), a subsidiary of WPS Resources Corporation (“WPS”). Prior to the generating asset sale, Me&NB sold energy not needed to supply its wholesale New Brunswick, Canada customers, to MPS. Since 2000, Me&NB has been inactive and does not have unaffiliated customer revenues.

Following its incorporation in the United States, Gould changed its name to Maine Public Service Company in August 1929. MPS was a privately held subsidiary of the Consolidated Electric & Gas Company until 1947, when its capital stock was sold as a result of Consolidated Electric & Gas Company’s forced divestiture. From 1947 until its corporate reorganization in 2003, MPS was the corporate parent and traded under the stock symbol “MAP” on the AMEX. MPS, until its generating assets were sold on June 8, 1999, produced and until March 1, 2000, purchased electric energy for retail and wholesale customers. MPS continues to provide transmission services to former wholesale energy customers and transmission and distribution services to retail customers in the service territory; however, it does not provide electric energy supply.

Geographically, MPS’s service territory is located in a region of northern Maine comprised of all of Aroostook County and a portion of Penobscot County. The service area covers a region of approximately 3,600 square miles, with a population of approximately 72,000. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS’s service territory have been purchasing energy from suppliers other than MPS. This energy comes from Competitive Electricity Providers (“CEP”) or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service (“SOS”) provider. SOS providers are determined through a bid process conducted by the MPUC.

By regulatory order, on June 4, 1984, MPS entered into a Power Purchase Agreement (“PPA”) with the Sherman Power Company, which assigned its interest in the agreement to the Wheelabrator-Sherman Energy Company (“WS”), formerly Signal-Sherman Energy Company, for 17.6 megawatts of capacity, the delivery of which began on July 1986. As stated above, the WS facility is a NUG and qualifying facility as that term is defined by PURPA. This PPA formed the basis of what was to become the Wheelabrator-Sherman NUG Contract. The stated legislative intent of PURPA was to encourage more energy-efficient and environmentally-friendly commercial energy production. PURPA defined a new class of energy producer called a qualifying facility (“QF”). QFs are small-scale producers of commercial energy who normally self-generate energy for their own needs and/or may sell the output under a PPA to a regulated utility. When a facility of this type meets the FERC’s requirements for ownership, size and efficiency, utility companies were obligated under PURPA to purchase energy from these facilities based on a pricing structure referred to in a regulatory context as avoided cost rates. In the case of WS, the avoided cost rates were defined by the MPUC at the avoided cost rate of another facility, the Seabrook nuclear facility’s fully embedded production cost, making these rates highly favorable to the producer. The difference between these avoided costs rates and the market rate that would result from an arms length negotiation for the producer’s electric capacity is an important component of MPS’s WS stranded costs.

The original Wheelabrator-Sherman NUG Contract was scheduled to expire at the end of 2000; however, either party had the option to renew the contract for an additional fifteen years. MPS and WS agreed to amend the Wheelabrator-Sherman NUG Contract with the amendment approved by the MPUC in December 1997. Under the terms of this amendment, WS agreed to reductions in the price of purchased power of approximately $10 million over the contract’s current term. MPS and WS also agreed to renew the contract for an additional six years at agreed-upon prices. MPS made an up-front payment to WS of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (“FAME”). This payment has been reflected as a regulatory asset, as determined by the MPUC in its December 1997 order and, based on an MPUC order, included in stranded costs and recovered in the rates of the transmission and distribution utility, beginning January 1, 2001. The amended contract helped relieve the financial pressure caused by the closure of Maine Yankee in 1997, as well as the need for substantial increases in MPS’s retail rates, and also reduced MPS’s stranded costs.

Every two years, the WS output has been sold via competitive bids, with the bidding process monitored by the MPUC. The sale of the WS output offsets the WS costs in determining this component of MPS’s stranded costs. For the period March 1, 2000, to February 28, 2002, and from March 1, 2004, to the end of the Wheelabrator-Sherman NUG Contract, December 31, 2006, WPS-PDI was the successful bidder. For the period March 1, 2002, to February 29, 2004, EA took delivery of 40% of WS’s output, while WPS-PDI took the 60% remainder. On March 1, 2004, WPS-PDI began taking delivery of 100% of WS’s output. EA, MAM’s inactive CEP, no longer purchases energy from WS or any other supplier. MPS records the above-market cost of the Wheelabrator-Sherman NUG Contract as a stranded cost.

MPS’s research and analyses indicate that MPS’s service area’s economy, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continues to be dominant economic forces within MPS’s service area. The growing of broccoli has added diversity to the region’s agricultural economic base. Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasingly significant role in the area’s economy. The medical industry represents a significant positive and growing economic force within the region, serving as a leading employer and job creation sector. However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses based on the most recent census data and projections, particularly among the service area’s youth and young adults. Attracting new businesses and jobs to northern Maine in an effort to reverse out-migration trends appears to be a continuing challenge to the area’s leaders and businesses, including MPS. As a result of its service area’s economic challenges, MPS has taken a lead role in forming a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission. Managed by a private-sector investors’ council, MPS and its staff are serving as private sector leaders in helping to execute a rational and results-oriented economic development program. The Aroostook Partnership for Progress’s (“APP’s”) efforts are intended to increase the area’s emphasis on economic development through improved focus and funding for economic development.

Description of Energy Atlantic, LLC

EA participated in the wholesale power market during 1999 and until March 1, 2000, when it began selling energy in the retail electricity market within the State of Maine. The retail market consists of two sectors, Standard Offer Service (“SOS”) and Competitive Energy Supply (“CES”), as mentioned above. The MPUC requests bids for SOS in each utility service territory. As a result of this bidding process, EA was a SOS provider in Central Maine Power Company’s (“CMP’s”) territory from March 1, 2000, until its contract expired on February 28, 2002. Within MPS’s service territory, EA provided 20% of the medium non-residential SOS from March 1, 2000 until February 28, 2001.

EA also provided energy to several large commercial customers in CMP’s territory under one-year CES contracts, which expired throughout 2001. EA, along with its wholesale energy supplier, was not successful in obtaining any of the SOS in MPS’s service territory starting March 1, 2001, nor CMP’s service territory starting March 1, 2002.

Originally, power for the sales noted above was obtained under an exclusive wholesale power sales agreement with Engage Energy America, LLC, (“Engage”), which expired February 28, 2002. However, due to contract differences and disputes between Engage and EA, a contract settlement was reached in May 2001, EA was allowed to purchase energy from additional electric supply sources. EA secured several wholesale sources of power, enabling it to participate in competitive markets within Maine. EA’s CES sales to retail customers during

2003 produced far less operating margin than EA had previously earned from SOS in CMP’s territory. On February 24, 2003, EA announced its intent to withdraw from the northern Maine market due to the lack of profitability; credit requirements; perceived risk profile resulting from an illiquid wholesale market; inability to obtain price differentiated wholesale electric products; the lack of physical electric generation assets; and other factors. EA continued to serve its existing contracts in northern Maine until their February 27, 2004, expiration date.

EA has not renewed its wholesale agreement for southern Maine supply and has not renewed retail contracts within northern Maine or any other part of the State. Management has ceased active retail CES services within the State of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and risk environment improve. While Management continues to monitor both U.S. and Canadian deregulated markets to determine possible timing for re-entry into the deregulated retail market, it is highly improbable that EA or the Company will re-enter the competitive retail energy market. For further information regarding EA, its contract settlement with Engage and its future business plans, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Energy Atlantic Activities.” Such information is incorporated in this section by this reference.

Description of The Maricor Group (formerly Maine & Maritimes Energy Services Company), The Maricor Group, Canada Ltd (formerly Maricor Ltd) and RES Engineering, Inc.

In November 2003, MAM formed the wholly-owned subsidiaries Maine & Maritimes Energy Services Company (“MAMES”) in the United States (dba “The Maricor Group”), and its Canadian subsidiary, Maricor. The MAMES name was officially changed during 2004 to The Maricor Group and Maricor’s name was officially changed to The Maricor Group, Canada Ltd. RES Engineering, Inc. is a U.S. subsidiary of The Maricor Group. The Maricor Group (both in the U.S. and Canada) is organized to provide, among other things, energy efficiency engineering services, enhance energy reliability, design, develop, operate, and/or own customer-hosted energy assets (such as central steam plants), air emissions reduction engineering services, fee-for-service mechanical, electrical and plumbing/fire protection consulting engineering services, and facility lifecycle asset management services primarily within eastern Canadian provinces and New England. The Maricor Group is headquartered in Presque Isle, Maine. The Maricor Group and its subsidiaries maintain offices in Portland, Maine; Hudson and Boston, Massachusetts; Saint John and Moncton, New Brunswick; and Halifax, Nova Scotia.

The Maricor Group, Canada’s first acquisition, Eastcan Consultants, Inc, (“Eastcan”) took place on December 1, 2003. Eastcan Consulting Engineers, now an operating division of The Maricor Group, Canada Ltd, is a regional, mechanical and electrical engineering division headquartered in Moncton, New Brunswick with an office in Saint John, New Brunswick. It provides a broad array of engineering-related services as previously listed. Eastcan was originally formed in 1978 in connection with the amalgamation of several engineering firms in the Moncton, New Brunswick area. Eastcan’s combined historical experience is well in excess of five thousand building projects. Its clients generally include architectural firms, municipal, provincial and federal governments, private institutional, commercial facility owners and industrial or manufacturing operations.

To complement The Maricor Group’s and The Maricor Group, Canada’s service and product offerings, MAM and The Maricor Group partnered in late 2003 with Delinea Corporation of Dallas, Texas, a leading software application and business process outsourcing company focused on the energy industry, and acquired exclusive marketing rights to their Strategic Asset Management (“SAM”) technology-based solutions for select markets within the U.S. and Canada. The SAM facility lifecycle asset and capital budget planning and management software are considered by Management to be industry-leading solutions for organizations that are seeking to preserve and maintain the value of their investments in infrastructure, facilities and fixed assets. SAM provides the technology and services required to effectively manage the total lifecycle of capital assets, as well as the daily operations of facilities and fixed assets. Its strategic planning capabilities are used to quantify, prioritize and optimize the capital investments required to maintain and preserve facilities and assets, while providing decision-making support to effectively manage these critical requirements in accordance with capital budgets and available funding. As noted herein, on February 14, 2005, MAM created Maricor Technologies, Inc. and acquired the SAM software assets through a three-way transaction involving Delinea and the original creator of the software, HCI Systems. The Maricor Group continues to control its exclusive marketing license for the product generally within New England and Atlantic Canada and within the municipal, university, schools and hospitals markets.

To further The Maricor Group’s growth strategy, its Canadian subsidiary, The Maricor Group, Canada Ltd purchased Morris & Richard Consulting Engineers Limited, a Halifax, Nova Scotia mechanical and electrical engineering firm, on June 1, 2004. Morris & Richard Consulting Engineers Limited offers services similar to those offered by Eastcan, focusing primarily on the Nova Scotia market. In addition, during the middle of June 2004, The Maricor Group purchased RES Engineering, Inc., a Hudson, Massachusetts mechanical and electrical consulting engineering firm with an office in Boston. Together, the three mechanical and electrical consulting engineering firms provide the core expertise to support the various product and service offerings of The Maricor Group.

Description of Maricor Properties Ltd and Mecel Properties Ltd

Maricor Properties Ltd is a Nova Scotia limited liability company formed in May 2004, as a real estate investment and development company. Mecel Properties Ltd, a subsidiary of Maricor Properties Ltd, was acquired as a result of The Maricor Group, Canada Ltd’s acquisition of Morris & Richard Consulting Engineers Limited in Halifax, Nova Scotia. Mecel Properties Ltd owned the facility housing Morris & Richard Consulting Engineers Limited and was formerly owned by the principals of the consulting firm. As a subsidiary of Maricor Properties, it continues to own the facility and leases the facility to The Maricor Group, Canada Ltd. The office facility is located within a revitalization district of Halifax near the historic Citadel.

On July 16, 2004, Ashford Investments Inc. (“Ashford”), a Moncton, New Brunswick headquartered real estate development and management company, assigned all its rights and responsibilities in connection with the purchase of a mid-rise, multi-tenant office complex located at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”) to Maricor Properties Ltd, as part of the terms of the strategic business relationship between MAM and Ashford DG Holdings Ltd, (“Ashford DG”), the parent company of Ashford, as described in more detail below.

Revitalization of the office complex began late summer, 2004 with the first tenants locating in the facility on November 1, 2004. Based on Maricor Properties’ commitment to sustainable development, the facility is in the process of being revitalized based on a number of the LEED criteria, such as adaptive reuse of building materials and improvements in energy efficiency. The multi-tenant facility currently houses The Maricor Group, Canada Ltd’s Moncton engineering office.

In connection with the Maricor Properties Ltd’s acquisition of the Vaughan Harvey Property, an agreement was entered into on July 1, 2004, between MAM and Ashford DG that set forth the general terms and conditions of the Vaughan Harvey Property acquisition and the establishment of a strategic business relationship between MAM and Ashford DG and certain of its subsidiaries (the “Ashford Group”). The agreement establishes among other things:

•	An agreement by Ashford to sell to Maricor Properties Ltd a small parcel of property adjoining the Vaughan Harvey Property;

•	That, subject to the execution of a mutually acceptable management agreement, that Ashford Properties Inc., a subsidiary of Ashford, will serve as the exclusive agent for the management and leasing of the Vaughan Harvey Property;

•	The granting of certain rights of first refusal from the Ashford Group to MAM or Maricor Properties Ltd in connection with certain assets of the Ashford Group;

•	The granting of certain reciprocal rights of first refusal between Maricor Properties Ltd and the Ashford Group in connection with real estate assets and development projects to be identified or proposed in the future;

•	The granting of economic ownership participation up to thirty percent by the Ashford Group in the Vaughan Harvey Property in the event of a sale or after a period of ten years; and

•	An agreement that the Ashford Group will have the right to economic participation in additional building assets that may be developed on the Vaughan Harvey Property.

Maricor Properties Ltd’s primary market focus is Atlantic Canada, particularly focusing on commercial office facilities and multi-family real estate assets in urban redevelopment districts, historic districts, and coastal regions, as well as public facility infrastructure projects. It maintains a commitment to sustainable redevelopment and development, working to balance energy, economic and environmental values.

Description of Maricor Technologies, Inc.

Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains technologies supporting sustainability, lifecycle asset management, and capital budget planning. On February 14, 2005, it purchased through a three-way transaction the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, formerly owned by HCI Systems. The Maricor Group, an affiliated company of Maricor Technologies, utilizes the software in the delivery of its lifecycle asset management services and owns an exclusive channel marketing license for New England and Atlantic Canada for specific industry sections. Maricor Technologies will market their products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine with an office in Portland, Maine.

Maricor Technologies’ software products currently include “iPlan,” a web-based strategic planning tool used to quantify and prioritize capital investments required to maintain and preserve facilities and infrastructure assets. iPlan automates the process of defining an organization’s capital needs. iPlan assists in the identification of capital projects, quantifying replacement and renovation costs, and assigning priorities based on various lifecycle, safety, and return-on-investment measures. “Building Blocks” is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

The identifiable assets, by company, are those assets used in each company’s operations, excluding inter-company receivables and investments. Identifiable assets reflect the reclassification of accrued removal obligations as a liability from accumulated depreciation.

Foreign Operations

There are a number of risks associated with operations outside of the United States, including differences in laws, policies and measures; regulatory requirements affecting trade and investment; differences in social, political, labor, and economic conditions, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences.

Regulation and Rates

Information with respect to regulation and rates is presented in Item 3 below, “Legal Proceedings.” Such information is incorporated in this section by this reference.

Franchises and Competition

Except for consumers served at retail by municipal electric utilities within MPS’s service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory. For additional information on changes to the structure of the electric utility industry in Maine, see Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” For information on the competitive conditions facing EA; The Maricor Group; The Maricor Group, Canada Ltd; RES Engineering; Maricor Properties Ltd; Mecel Properties Ltd; and Maricor Technologies see also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the listed subsidiaries. Such information is incorporated in this section by this reference.

The Maricor Group; The Maricor Group, Canada Ltd; and RES Engineering, Inc. operate in competitive markets and do not have exclusive franchises. Competition comes from local, regional and mechanical and electrical engineering firms, as well as local, regional or national energy services, energy asset development and energy controls companies. Public policies related to energy, energy efficiency, asset lifecycle management, and air emissions may impact the overall market, particularly the governmental sectors. The Company has observed that increasing interest rates generally tend to negatively impact the market for fee-for-service mechanical and electrical engineering services. However, increasing interest rates also appear to increase the demand for energy efficiency and asset lifecycle management services. The Company cannot warrant or predict these economic effects and makes no predictive statement as to future market or competitive trends.

The Maricor Group and its subsidiaries’ markets tend to be impacted by the increasing or decreasing cost of energy, as well as public policies that may mandate reductions in emissions, such as Canada’s adoption of the Kyoto Accord. Competition in the market for contracts is the primary source of economic competition for The Maricor Group and its subsidiaries. However, competition for engineering talent requires that The Maricor Group actively compete to retain and hire qualified engineers.

Maricor Properties Ltd and Mecel Properties Ltd compete in the open market for tenants for facilities owned and operated by these subsidiaries. Competition is driven by per square foot lease costs, operating costs, quality of the work environment, availability of parking, management services and other factors that could influence a tenant to execute a long-term lease for office space. In addition to competition for tenants, the subsidiaries compete in the market with other real estate and development companies regarding the potential acquisition of additional real estate. Market conditions driven by supply and demand issues, as well as interest rates typically drive the subsidiaries’ markets to acquire, lease or sell real estate holdings. Maricor Properties and Mecel Properties compete with individual real estate developers, regional real estate developers, real estate investment trusts (REITS), national real estate developers, insurance companies and others that invest in commercial real estate.

Maricor Technologies, Inc. competes in the open market and does not have an exclusive franchise. Its market is driven by the economic needs of facilities owners, the age of facilities infrastructure, the availability or lack thereof of capital, public policies and other issues. It competes with existing and potential additional providers and/or developers of similar software solutions. Maintaining the market viability of their software assets through product enhancements and new versions is a critical part of ensuring its market competitiveness. Additionally, its competitiveness may be impacted by its ability to expand its product offerings to address a more comprehensive array of facility infrastructure information management and planning needs.

Employees

At the end of 2004, the Company and its subsidiaries had the following full-time employees:

	Employees
	2004	2003
Maine & Maritimes Corporation	5	7
Maine Public Service Company	134	126
Energy Atlantic, LLC	—	5
Maine & New Brunswick Electrical Power Company, Ltd	—	—
The Maricor Group, Canada Ltd	45	15
The Maricor Group US	23	5

Total	207	158

The Company’s consolidated payroll costs were $9.5 million for 2004 and $7.1 million for 2003.

Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with MPS, effective October 1, 2002. The agreement included wage increases of 3.25%, 3.35% and 3.5% over the three-year period of the contract. The Company will begin negotiations during the summer of 2005 for an agreement to be effective October 1, 2005, but cannot predict the outcome of the negotiations.

In November 2002, a Voluntary Early Retirement Program (“VERP”) was offered to employees age fifty-nine and over, with sixteen years or more of service. Of the thirteen employees eligible for the program, ten accepted the program and retired effective January 1, 2003. In an effort to control medical insurance costs, employee contributions increased by approximately 45%, effective January 1, 2003, and plan deductibles were increased. In addition, all retirees began contributing toward retiree medical coverage.

Affiliates and Associated Companies

MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the “Plant”) in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant’s operating license from the Nuclear Regulatory Commission (“NRC”) was due to expire on October 21, 2008.

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long, which connects the New Brunswick Power (“NB Power”) system with the New England Power Pool (“NEPOOL”).

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains an Internet site containing such reports at www.maineandmaritimes.com. All such reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be downloaded from such site without charge. Also listed at the Company’s site under Investor Relations, Corporate Governance, is the Code of Ethics for Senior Financial Officers and all other Principal Executive Officers and Managers, as well as the Company’s policy regarding Insider Trading and Dissemination of Inside Information.

Item 2. Properties

As of December 31, 2004, MPS had approximately 380 circuit miles of transmission lines and MPS owned approximately 1,767 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The initial cost of the ten-year program was estimated to be $5 million and, as of December 31, 2004, $1.04 million has been spent to remediate approximately 36% of the transformers in this effort.

Additional assets of the Company include two office buildings owned by Maricor Properties Ltd and its subsidiary Mecel Properties Ltd. These office buildings are located in Moncton, New Brunswick and the other in Halifax, Nova Scotia. The Moncton, New Brunswick multi-tenant office building consists of approximately 40,000 square feet and is located along a downtown thoroughfare. The facility houses The Maricor Group,

Canada Ltd’s Moncton operations. The Halifax office is approximately 10,000 square feet and is located in a revitalization district near the historic downtown Citadel. The facility houses The Maricor Group, Canada Ltd’s Halifax operations.

MPS System Security and Reliability

MPS has implemented a transmission inspection program, part of its asset lifecycle management efforts, and has begun implementation of a distribution inspection program. Such inspection programs include regular testing of transformers located within substations. Management believes that full implementation of asset lifecycle management programs can reduce future demands for capital expenditures related to MPS’s renewal and replacement needs. However, before reducing annual capital expenditures, baseline improvements are being undertaken. While future plans will attempt to reduce capital expenditures to a level approximately equal to its rate of depreciation, interim steps may include potential consolidation of facilities to help ensure increased system reliability and reduce long-term costs. Such expenditure levels do not include the possible construction of additional transmission plant as later described.

As a result of uncertainty concerning merchant and non-merchant generation facilities within the Maritimes and northern Maine regions, MPS evaluates system security on an ongoing basis, particularly from an on-peak generation resource perspective. Through load-flow analysis and utilization of specific contingency or transmission outage scenarios, it has been determined that under a single contingency or outage condition and during peak load situations, a system-wide outage is possible if approximately 50 MW’s of on-system generation are not operating. Additionally, under certain conditions, the analyses noted that a second contingency or transmission line outage could not be survived within a thirty-minute time frame when similar conditions existed after a single contingency. Although Maine Public Service Company does not have a bulk delivery transmission system as defined by the Northeastern Power Coordinating Council (“NPCC”), MPS is using NPCC’s standards for planning criteria. It should be noted that potential contingencies that were studied focused on situations that could impact MPS’s transmission and distribution systems, even though certain transmission assets are located in Canada and are owned by other companies or organizations. MPS has load reduction contingency plans to mitigate such conditions or events in the case that a major transmission outage or system outage occurred.

In order to address system security and reliability needs, MPS has filed a request with the MPUC requesting authorization to construct, subject to all required permitting, a new 138 KV transmission line that will interconnect with NB Power. As of December 31, 2004, Construction Work in Progress included $411,000 of labor and legal costs associated with the research and approval filing of this project. This filing is more fully described in Item 3 below and is incorporated by reference herein. MPS believes that the construction of the proposed transmission line, an approximate $4 million regulated investment will significantly improve system reliability and allow the MPS system to meet NPCC standards for single and dual transmission contingencies. MPS cannot predict with certainty the outcome of its transmission filing before the MPUC. MPS continues to evaluate projects and actions that could increase available and total transmission capacities. In addition, it continues to evaluate the merits of joining a new Independent System Operator (“ISO”) or Regional Transmission Organization (“RTO”).

Item 3. Legal Proceedings

Federal Energy Regulatory Commission 2004 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER04-894-001

On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the “2004 OATT”) to modify its transmission rates. Under the proposed 2004 OATT, the new transmission rate for wholesale customers became effective on June 1, 2004, subject to a customer refund that may occur as a result of the proceeding or potential settlement negotiations. The transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represents an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS has received and is responding to data requests from interveners in the proceeding. The new transmission rate for retail customers also became effective on July 1, 2004, and is also subject to a customer refund that may occur as a result of the 2004 OATT proceeding or potential settlement negotiations. MPS’s related State compliance filing for the retail transmission rates which became effective on July 1, 2004, was approved by the MPUC on June 17, 2004. MPS cannot predict with certainty the outcome of the 2004 OATT proceeding; however, settlement discussions are currently underway and may resolve the remaining minor issues in the proceeding.

Other MPS Matters:

(a) Maine Public Utility Commission Dockets Directed at All Maine Transmission and Distribution Utilities.

MPS has been engaged in several dockets involving notices of inquiry by the MPUC directed at all Maine transmission and distribution (“T&D”) utilities. In MPUC Docket No. 2003-516, “Rates Related to Conservation Expenses” the MPUC is investigating the accounting by T&D Utilities for future conservation assessments. The MPUC staff, Office of Public Advocate (“OPA”), and other interveners accepted MPS’s proposal on how to adjust its distribution rates to reflect future conservation assessments on February 26, 2004. MPS changed its distribution rates on July 1, 2004, along with the scheduled change to transmission rates. The joint stipulation in this Docket was approved by the Commission on June 10, 2004. The combination of the transmission rate increase discussed above, and conservation increase is approximately $550,000 or 1.37% on delivery rates.

On March 17, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-147, “MPUC Inquiry into Standard Offer Service Procurement for Residential and Small Commercial Customers,” in which it requested comments from all Maine T&D utilities regarding whether the residential and small commercial classes of customers should be further disaggregated in order to hedge against price volatility during standard offer bidding. While these customer classes are large for other T&D utilities in Maine, MPS’s customer classes are relatively small and further disaggregating may result in customer segments that are too small to attract competitive standard offer service provider bids. MPS filed its comments regarding its position on April 6, 2004. The case was closed after the MPUC issued a report on August 1, 2004.

Also, on April 29, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-248, “MPUC Inquiry into the Status of the Reliability and Security of the Electric Grid.” The NOI and subsequent data requests by the MPUC Staff requested T&D utilities to provide information concerning the system security and reliability of their respective delivery systems. On July 24, 2004, MPS responded to various data requests in connection with this Docket. Additional responses to data requests responses were filed with the MPUC on September 10, 2004. Subsequently, members of the Company’s Management met with the MPUC staff and their consultants on September 30, 2004 to review the Company’s responses to the data requests. The Company continues to actively participate in MPUC Docket No. 2004-248.

(b) Special Rate Contract.

On July 22, 2004, in Docket No. 2004-88, the Maine Public Utilities Commission approved a three year special rate contract with Irving Forest Products, Inc.’s Pinkham Sawmill pursuant to 35-A M.R.S.A. Section 703. Irving is MPS’s third largest customer. Under the terms of the contract, Irving has agreed that it will not self generate or otherwise bypass the MPS system. Irving agrees that it will continue to pay for delivery service in accordance with the MPUC rate schedule except that the stranded cost component of the Rate S-T will be discounted by 75%. The Commission further authorized MPS to account for the difference between the revenue it receives from Irving pursuant to the special rate contract and the revenue it was assumed to have received in MPS’s rate case in Docket No. 2003-666 (reported in detail in the Company’s previous 10-Q report) as a regulatory asset for later recovery in rates.

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

MPS has requested that the MPUC approve the project in a timely manner so that MPS can commence construction in 2005, after obtaining all necessary approvals, and place the project in service not later than the Fall of 2006. The line will use approximately 125 single-pole structures with a 450 foot average span length. Total length of the line is approximately 10.5 miles with almost 9 miles of the line utilizing the already cleared right-of-way of the adjacent Line 6905, with an additional 50 feet of right-of-way to be obtained and cleared on the east side of the existing line. This line is to be constructed in conjunction with NB Power’s portion of the line, which will extend from the Canadian Border to a tap on Line 1140 of the NB Power transmission system near the town of Grand Falls, New Brunswick.

Under the Development Agreement entered into by MPS and NB Power in September of 2004, each party will be responsible for the construction and costs of its respective portion of the interconnection. The Agreement further requires MPS to reserve 10 MW of capacity on NB Power’s transmission system in order to provide NB Power an opportunity to recover its costs. The projected cost for the MPS portion of the line is $4.0 million. The Petition filed with the MPUC by MPS indicates that its costs associated with the new line will be recovered through its transmission rates on file with the FERC, and, further, requests approval of the 10MW transmission reservation with NB Power.

By law, the MPUC has six months to determine whether to issue the Certificate, provided that the Commission may extend that time period for cause. However, due to the complexity of the issues in this Docket, the MPUC has set a schedule that would resolve the case by June 2005. MPS is currently participating in the discovery process in the case and cannot predict the outcome at this time.

In September 2004, MPS also entered into the Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004 in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004 in MPUC Docket No. 2004-775. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. This Docket is ongoing. MPS cannot predict the outcome of this case at this time.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of MAM common stock, which are listed and traded on the American Stock Exchange under the symbol MAM. As of December 31, 2004, there were 844 holders of record of the Company’s common stock, with 1,635,654 shares outstanding. As of December 31, 2003, common stock shares outstanding for MAM were 1,580,512.

Dividend data and market price related to the common stock are tabulated as follows for the two most recent calendar years:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2004
First Quarter	$34.75	$31.98	$.38	$.38
Second Quarter	$34.42	$30.20	.38	.38
Third Quarter	$31.75	$29.00	.38	.38
Fourth Quarter	$29.50	$25.40	.38	.20

Total Dividends			$1.52	$1.34

2003
First Quarter	$32.26	$24.99	$.37	$.37
Second Quarter	$32.95	$26.36	.37	.37
Third Quarter	$36.90	$31.60	.37	.37
Fourth Quarter	$35.95	$34.37	.37	.38

Total Dividends			$1.48	$1.49

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

The Company has determined that the common stock dividends paid in 2004 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	15,750	30.85	134,250
Equity compensation plan not approved by security holders	—	n/a	—

Total	15,750		134,250

Sale of Unregistered Securities

In June 2004, the Company issued 54,332 shares of its common stock in connection with two acquisitions. On June 1, 2004, the Company, by its Canadian subsidiary, Maricor Ltd, now doing business as The Maricor Group, Canada Ltd, acquired all of the outstanding common shares of Morris & Richard Consulting Engineers Limited, a Canadian-based engineering firm. The persons who acquired the securities were Denis J. Morris, Denis A. Morris, Evelyn J. Morris and Harinder Singh. On June 17, 2004, the Company completed a second acquisition by its subsidiary Maine & Maritimes Energy Services Company, now doing business as The Maricor Group US, of RES Engineering, Inc. of Boston and Hudson, Massachusetts. The person acquiring the shares was John Abraham. No underwriter was used in either transaction. Refer to Note 14 to the Consolidated Financial Statements, “Acquisitions.” The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

As mentioned previously, the Company established a stock repurchase program in January 2005 as part of the Dividend Policy announced when the January 3, 2005 dividend was declared. Execution of the share repurchase program will be based on market conditions and is subject to the MAM cash position and investment opportunities. There were no stock repurchases by the Company during the fourth quarter of 2004.

Item 6. Selected Financial Data

A five-year summary of selected financial data (2000-2004) is as follows:

Five-Year Summary of Selected Financial Data (1)

(In thousands of dollars)

	2004	2003	2002	2001	2000
Income Statement Data:

Revenues (2)	$37,138	$31,797	$31,401	$31,780	$37,443

Net Income From Continuing Operations	1,726	2,949	3,090	4,340	3,613

Income (Loss) From Discontinued Operations	(408)	(143)	3,453	897	1,688

Net Income Available for Common Stock	$1,318	$2,806	$6,543	$5,237	$5,301

Basic Earnings Per Share of Common Stock From Continuing Operations	$1.07	$1.87	$1.97	$2.76	$2.28
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(0.25)	(0.09)	2.19	0.57	1.06

Basic Earnings Per Share of Common Stock From Net Income	0.82	1.78	4.16	3.33	3.34

Diluted Earnings Per Share of Common Stock From Continuing Operations	1.06	1.86	1.96	2.76	2.28
Diluted (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(0.25)	(0.09)	2.19	0.57	1.06

Diluted Earnings Per Share of Common Stock From Net Income	0.81	1.77	4.15	3.33	3.34

Balance Sheet Data:

Total Assets (3) (4)	$150,806	$141,269	$141,986	$143,335	$150,857

Capitalization:

Long-Term Debt Outstanding	$39,380	$30,680	$33,765	$34,940	$35,990

Less amount due within one year	2,225	1,450	3,085	1,175	1,050

Long-Term Debt	37,155	29,230	30,680	33,765	34,940
Common Shareholders’ Equity (5)	48,157	46,988	47,029	42,731	39,586

Total Capitalization	$85,312	$76,218	$77,709	$76,496	$74,526

(1)	Data from periods ending June 30, 2003 is from MPS.
(2)	Electric restructuring in Maine began on March 1, 2000, with MPS providing only transmission and distribution (“T&D”) or delivery services subsequent to that date. Prior to March 1, 2000, MPS provided electric power to its customers by operating its own generating facilities, principally located in Canada, or by purchasing power. The MPUC allowed the recovery of stranded costs from our customers, beginning March 1, 2000. MPS’s sales in MWH’s are comparable to pre-March 1, 2000 sales. Financial results for periods before March 1, 2000, reflect revenues and associated expenses for delivery charges and electric power provided to our customers. After March 1, 2000, MPS’s revenues do not reflect revenues associated with electric power. It is difficult for the Company to make a conclusion or state comparisons with respect to the financial results for periods prior to March 1, 2000 compared to periods after that date because of the above-mentioned differences.

(3)	For 2004, 2003 and 2002, total assets reflect the reclassification of accrued removal obligations as a liability from accumulated depreciation.

See Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company’s future financial condition or results of operations.

(4)	Total assets reflect assets from Discontinued Operations of $467 for 2004, $2,024 for 2003, $6,324 for 2002, $5,632 for 2001, and $6,385 for 2000.
(5)	Common Shareholders’ Equity reflects equity from Discontinued Operations of $451 for 2004, $1,559 for 2003, $5,674 for 2002, $3,206 for 2001, and $2,960 for 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The year 2004 was both a pivotal and transitional year for Maine & Maritimes Corporation. It marked the first full year of existence of the holding company, MAM, and implementation of its growth and diversification strategy. During the year, earnings were significantly impacted by a number of regulatory, restructuring and business start-up issues. Consolidated earnings declined to $0.82 per share. On a segment basis, MPS’s earnings were $3.04 million or approximately $1.86 per share, as compared to the previous year of $3.13 million or $1.91 per share. Overall electric consumption was up by almost 8,500 megawatt hours with slight increases in all customer classes with the exception of small commercial. Although MPS’s revenues were up as compared to 2003, total operations and maintenance expenses and stranded costs expenses increased by approximately $1.6 million and $.8 million respectively. MPS’s 2004 expense increases were impacted by factors, such as but not necessarily limited to: (a) regulatory and related legal and consulting costs associated with rate cases before the MPUC and FERC; (b) increases associated with the implementation of MPS’s Oracle-based financial information system; and (c) cost of employee medical and pension benefits. Costs allocated to MPS by its parent company, MAM, for services, such as Sarbanes-Oxley compliance, legal and audit services and corporate governance totaled $2.28 million in 2004, as compared to $.88 million for the last six months of 2003. These and other allocated costs would have been fully borne by MPS prior to the formation of MAM as a holding company. Consequently, MPS benefited by sharing in the costs of certain administrative and general expenses at the holding company level with its affiliated unregulated MAM subsidiaries.

Overall, MPS’s performance reflects only a small growth rate in revenues, only slightly greater than one half a percent. Costs, particularly those which are more difficult to manage or control, such as regulatory, Sarbanes-Oxley compliance and overall accounting-related costs, and employee health and pension benefits, will in all probability continue to impact MPS’s earnings. Management believes that MPS’s earnings would have been reduced further in 2004 had certain holding costs that were fully borne by MPS in the past had not been allocated to unregulated MAM subsidiaries. There is a certain critical mass of personnel and effort required to manage, operate, and maintain an electric transmission and distribution system. Management continues to evaluate means to control or reduce costs such as productivity enhancements. However, we believe that current cost structures within MPS are at or near the required critical mass level.

As stranded costs decline, the regulated utilities earnings will decline over time. The regulated utility is allowed to receive up to 10.25% return on a maximum of 51% and a minimum of 48% equity of its total rate base. Stranded costs are a significant portion of MPS’s overall rate base and will decline, particularly between 2007 through 2012. Consequently, MAM has instituted a growth strategy to attempt to offset reductions in MPS’s rate base and declining earnings and grow overall shareholder value.

In MPS’s 2004 stranded cost case before the MPUC, it was determined that MPS had not previously recognized accumulated deferred income taxes with respect to the carrying charges on its stranded cost deferred fuel account. Consequently, during the period from 1999-2002, MPS over-collected in its stranded cost recovery. As a result, it was agreed that MPS’s return on its deferred stranded cost fuel balance would be reduced in such a manner that ratepayers would not pay on a net present value basis and amount greater than the total owed to

MPS. As a result of required adjustments, MPS’s net income was negatively impacted in 2004 by $.68 million or approximately $0.42 per share and will continue to be impacted through 2012. The projected and estimated negative impact on earnings will range from approximately $1 million in 2005, increasing to $1.2 million in 2007, then gradually declining to $17,000 in 2012.

MAM results for 2004 were further impacted by a number of issues. As a result of Management’s decision to close Energy Atlantic due to its risk profile as a competitive retail energy provider, an approximate $0.25 per share loss was experienced. The loss was attributable to the termination of employees and the termination of certain lease agreements. Additional costs associated with employee terminations were approximately $0.05 per share. Governance and compliance related to the Sarbanes-Oxley Act increased to approximately $0.21 per share. We anticipate such costs to increase during the next several years.

A loss of approximately $0.76 per share was experienced by The Maricor Group and its Canadian subsidiary, The Maricor Group, Canada Ltd. Included in the approximate $0.76 per share loss were non-capitalized internal acquisition and integration costs, as well as allocated corporate costs from MAM for which the majority would have been historically borne by MPS. In order to ensure improving profitability of The Maricor Group and its subsidiaries, it is important that these companies improve their overall market penetration, increase sales, and increase their overall scale of their operations. On a divisional basis, The Maricor Group’s Eastcan division, which was the first engineering company acquired in late 2003, contributed $0.04 per share. Other companies acquired in 2004 included the Morris & Richard division, which lost approximately $0.04 per share and RES Engineering, Inc. which lost approximately $7,000. The overall losses at The Maricor Group and The Maricor Group, Canada Ltd levels were attributable to corporate allocations, costs associated with business development and labor costs associated with The Maricor Group’s corporate staff. Management continues to take steps to improve the profitability of The Maricor Group and its subsidiaries. These actions include, but are not necessarily limited to, increasing its focus on sales activities, increasing staffing to billable consulting engineering talent, and decreasing subsidiary corporate costs. Management believes that increasing the overall scale of The Maricor Group through the addition of engineering talent and increased sales, as well as additional acquisitions are critical to the long-term profitability of The Maricor Group. The long-term success of The Maricor Group will be dependent upon a number of factors including, but not necessarily limited to: (a) increasing overall scale and market penetration through acquisitions and improved marketing and sales; (b) the availability and retention of key engineering talent; (c) improved efforts related to asset development projects; and (d) increased sales in higher value products and services associated with asset lifecycle management.

Losses of approximately $0.03 per share were associated with start-up and corporate allocation costs of Maricor Properties Ltd and Mecel Properties Ltd. Management believes that improved profitability will be dependent upon efforts to fully lease existing real estate, as well as increasing investments in real properties. Renovations of Maricor Properties Ltd’s primary real estate asset was not complete until November, 2004. Efforts continue to fully lease the facility. As a new start-up MAM subsidiary in 2004, scale is believed to be an important issue for continued growth and profitability of Maricor Properties Ltd.

Due to the deferral and levelizing of stranded cost recovery over an extended period, MPS’s cash flows will be negatively impacted through 2006. Consequently, MAM and MPS may experience cash flow challenges during the near term. Such cash flow short falls may result in increased short-term borrowings by MPS to bridge the deferral of stranded cost collections. In addition, due to the decline in MPS’s projected earnings as a result of the stranded cost rate case referenced above, MPS’s earnings will be less than earlier projected between now and 2012.

MAM’s growth strategy revolves around people, processes, assets and technologies that relate to energy and facilities infrastructure. Through its engineering subsidiaries, it is focused on the provision of mechanical, electrical, plumbing and fire protection services for buildings, and increasingly focused on more sustainable engineering services related to Leadership in Energy and Environmental Design (LEED) engineering certifications. To complement our engineering market strategy, Maricor Technologies provides software solutions that support more sustainable management and capital planning for infrastructure assets, particularly buildings. Maricor Properties focuses on real estate assets and projects involving the urban revitalization of downtown centers using the expertise of The Maricor Group and its engineering subsidiaries.

A key to MAM’s overall growth strategy will be its ability to raise the necessary capital to fully implement its strategy and achieve a necessary scale of operations, while ensuring the adequacy of short-term cash flows for operational purposes. Management believes it can raise the necessary short-term and investment capital, but there are no assurances that it can do so.

General

The Company begins this Management’s Discussion and Analysis of Financial Condition and Results of Operation with an overview of the Company, its regulated and unregulated business operations, strategies and challenges. We then provide a discussion of certain critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results. Finally we present a more detailed analysis of our financial condition, changes in financial condition and results of operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements contained in Item 8 of this Form 10-K.

This Management’s Discussion and Analysis contains certain forward-looking statements, as defined by the SEC, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives. These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic and demographic conditions within MPS’s service area and unregulated markets; changes in tax rates; interest rates or rates of inflation; ability to raise capital; pace and success of merger and acquisition efforts; terrorism; changes in the construction industry; changes in Canadian currency rates; length of sales cycles; developments in state, provincial and national legislative and regulatory environments in the United States and Canada; ability to recruit individuals with necessary skill sets; increased competition by existing or new competitors in the Company’s unregulated markets; changes in technology; new innovations; changes in NAFTA; increased environmental regulations and other regulatory or market-based conditions.

Overview of Company and Strategy

MAM, a Maine corporation, became a holding company effective June 30, 2003, and owns all of the common stock of MPS. All of the shares of MPS common stock were converted on the books into an equal number of shares of MAM common stock, which are listed on the AMEX under the trading symbol “MAM.”

Prior to electric retail deregulation within the State of Maine and its divestiture of generation, MPS served as a regulated and vertically integrated electric utility. As a result of deregulation and generation divestiture, MPS’s revenue model and rate base underwent significant change. Today, MPS’s returns are based on specifically allowable rates of return, as permitted by the MPUC and the FERC on various physical and regulatory assets, referred to as “MPS’s rate base.” While rates of return may remain more stable, should the overall rate base decline, then earnings will also decline. MPS’s current rate base consists primarily of transmission and distribution networks (poles, wires, substations buildings and rolling stock), as well as regulatory assets that include stranded costs associated with the sale of generation, closure of generation and/or purchase power agreements. MPS’s primary regulatory asset or stranded cost is associated with the Wheelabrator-Sherman NUG Contract, more fully described within this Form 10-K (see Item 1 above, Business, “Discussion and Description of the Company’s Growth Strategy;” and “Description of MPS and Maine & New Brunswick Electrical Power Company, Ltd.”) In the case of the WS stranded cost, the amount of stranded cost upon which MPS receives a return is based on the difference between the actual contract price and the bid price for the facilities output received through a bid process overseen by the MPUC on a periodic basis.

The Wheelabrator-Sherman NUG Contract expires in late 2006. However, MPS chose to levelize its stranded cost payments from consumers, such that the recovery of stranded costs would be equal over a longer period of time, as opposed to higher consumer costs over a shorter recovery period, declining on an annualized basis. Consequently, the full recovery of WS related stranded costs will not occur until 2012, although payments to WS cease beginning in 2007. As stranded costs decline, absolute returns will also decline as the rate base is reduced. During the period from 2007 through 2012, MPS anticipates strong stranded cost freed-up cash flows as a result of the end of the above-market contract with WS and having levelized its stranded costs. The deferment of stranded costs impacts stranded cost freed-up cash flows, but will not impact net income.

Due to MPS’s declining rate base (as a result of deregulation, generation divestiture and amortization of stranded costs), combined with current stranded cost freed-up cash flows forecasts during the period noted, Management and the Board of Directors of MPS determined that now is an opportune time to grow and diversify MPS. As a part of the overall strategy to grow, as noted, MAM was formed as the holding company for MPS and other subsidiaries and affiliated companies. Based on covenants agreed to between MPS and the MPUC in forming the holding company, restrictions were placed on MAM as it relates to the financial management of MPS, helping to insulate the regulated utility from possible detrimental impacts of deregulated companies and diversification and vice versa. These covenants are described in greater detail at the end of the “Capital Resources” section below.

MAM’s overall growth strategy, as presented in Item 1 and incorporated herein by reference, consists of the following proposed regulated and unregulated strategic and tactical actions, increasingly focusing on principles of sustainability:

Regulated Business Strategic Activities

Improve the overall operation and economic viability of MPS:

•	Improve the effectiveness of MPS’s operations, ensuring its continued contribution to overall MAM earnings and ensuring increased effectiveness of capital deployment based on return on capital employed (“ROCE”) evaluations.

•	Improve overall MPS transmission system security through the development of increased total and available transmission capacities, deploying capital for new construction based on a FERC allowed rate of return basis.

•	Deploy capital based on the development and implementation of comprehensive 20-year transmission and distribution system plans that seek to optimize reliability, while reducing required infrastructure.

•	Implement integrated asset management systems and processes to improve overall transmission and distribution system reliability and extend assets’ lifecycles.

•	Improve overall management of MPS through improved skill sets, business processes and systems, including the installation of a new financial system with utility enterprise management components.

•	Increase the overall integration and application of technologies and specialty equipment to achieve increased productivity, such as installation of automated meter reading devices.

•	Monitor rates to ensure MPS’s rates are fully compensatory and allow for achievement of allowable rates of return on equity, requesting rate increases as required from regulatory bodies, migrating to an alternative rate program based on performance-based rates.

•	Continue the ongoing evaluation of potential regulated utility acquisitions to leverage scale and synergies related to MAM’s ownership of MPS, such as:

•	Billing, credit collection and remittance services;

•	Information technology services;

•	Engineering services;

•	Administrative and accounting services;

•	Call center operations;

•	SCADA operations; and

•	Human resource related services.

Beyond the impacts of electric retail deregulation and generation divestiture, Management closely monitors legislative activities and regulations. Both regulatory and legislative risks are the major risk concerns impacting MPS. Management believes that as unregulated energy commodity prices increase, increased pressures will be placed on regulated distribution costs. Management anticipates that scale and technology will be the driving forces impacting the long-term view of distribution and transmission assets. Accordingly, Management has concluded that instituting productivity enhancing technologies and acquiring additional businesses that utilize common and scalable services can create synergies that achieve improved economics, such as managing operating costs and lowering per unit of utilization capital costs.

In order to enhance overall financial management capabilities, to improve operational efficiencies, and to assist in the achievement of compliance with the Sarbanes-Oxley Act of 2002, MAM, through its subsidiary MPS, has implemented a financial system, which includes a utility enterprise management suite. MPS’s ongoing refinement of its financial accounting system should provide for improved financial and management reporting, along with supporting efforts which are fully compliant with Section 404 of the Sarbanes-Oxley Act. Institution of an accounting system has and will cause overall financial accounting system costs to increase. However, as part of the refinements of the financial accounting system, MPS will evaluate, develop and/or refine business processes that should enhance overall productivity. Efforts to refine MPS’s accounting system are ongoing.

Although MPS is prohibited, except under certain, very limited regulatory exceptions, from owning and operating electric generation, Management continues to closely evaluate generation resource conditions within northern Maine and the Canadian Maritimes control area. Management believes that peaking capacity may be a significant problem within the region and that this problem is currently exacerbated by uncertainties concerning the future and cost of Orimulsion® fuel supplies to generation facilities within New Brunswick, Canada, the increasing cost of oil, the future of the Point Lepreau nuclear generation station also in New Brunswick, Canada, and other factors. Given these and other multi-national issues, policies, and decisions that impact generation supply planning and adequacy, Management is concerned about the uncertainties relative to generation resources availability and the potential impact such uncertainties may have on MPS’s, and the Company’s future operations.

To address these resource availability concerns, MPS is, among other things, proposing to construct an additional, new transmission interconnection that could potentially increase its overall total and available transmission capacities with NB Power. MPS has filed a petition with the MPUC requesting permission to construct a new 138 KV transmission line interconnecting with NB Power. While MPS believes this additional interconnection is important and the proper response to generation supply challenges, it also believes that maximum benefit can only be derived from approval of an additional 345 KV transmission project, currently jointly proposed by NB Power and Bangor Hydro-Electric Company, that would among other things provide an additional interconnection of NB Power’s system with the New England ISO. In this regard, should the line be constructed in both the U.S. and Canada, MPS is proposing before the MPUC to secure a 35 MW reservation.

Management believes that certain distributed technologies may hold near to long-term potential for customers to bypass transmission and or distribution. While we do not believe this threat is imminent, technologies, such as fuel cells, micro turbines, and co-generation projects may ultimately challenge all regulated transmission and distribution monopolies. MPS attempts to address the potential loss of large industrial customers by signing long-term discounted contracts.

Unregulated Business Strategic Activities

MAM has established its planned platform, unregulated subsidiary companies to serve as the foundation for the Company’s future growth. These companies consist of start-up firms and acquisition of established businesses. While the majority of the Company’s unregulated growth strategy did not begin until mid-2004, it is critical that these subsidiaries migrate through the integration and start-up phases, achieving profitability in a rational fashion. Achieving profitability requires that subsidiaries cover their share of corporate costs. Such corporate cost allocations (which include information technology, human resources and accounting costs) reduce, in most cases, the operating costs of MAM’s regulated subsidiaries. Covering corporate allocation costs on a segment basis will require unregulated subsidiaries to increase their scale of operations.

Due, among other things, to the lack of sustainable profitability of EA and its risk profile, MAM has ceased the marketing of competitive retail electric energy within Maine. While MAM has retained EA as a subsidiary for the near-term, it is highly doubtful that EA will re-enter the competitive retail electric energy supply market. However, Management will continue to monitor the market, credit requirements, and the overall wholesale market should conditions become favorable for re-entry.

Both the ability to raise the necessary capital and the availability of adequate investment capital to allow for full implementation of the MAM strategic vision are critical success factors. MAM continues to evaluate a number of financing options, including the possible monetization or securitization of the above-described MPS stranded cost freed-up cash flows (see Item 1 above, Business, “Discussion and Description of the Company’s Growth Strategy”) resulting from deferred stranded cost recovery. Such a technique may require regulatory and/or legislative approvals. Other options for financing may include, but are not limited to, the issuance of additional shares of stock, either common or preferred, senior debt, convertible debt, venture capital, joint ventures, economic development funding and various other forms of capital formation. Certain capital formation strategies, such as convertible debt or the private placement of stock offerings can result in the dilution of the outstanding stock. Should MAM undertake any of these or other forms of capital formation, it cannot warrant that such efforts will not be dilutive.

Beyond issues related to capital formation, Management anticipates that the effectiveness of MAM’s strategic vision and acquisition strategy will be greatly dependent upon the availability and quality of market opportunities, both in terms of demand for its products and services and the availability of quality acquisitions. Since its acquisition of firms within New England and Atlantic Canada, Management believes that it should expand the market under consideration to include all of Canada and northern reaches of the United States. Further, while regionally focused on certain business offerings, MAM anticipates that it will be required to market throughout North America. Management believes there are significant opportunities for development and investment in Canada.

Existing Operations

The accompanying consolidated financial statements include the financial results of MAM and its subsidiaries:

•	MPS, its electric transmission and distribution delivery company, and its wholly-owned, inactive Canadian subsidiary, Me&NB;

•	EA, its inactive CES retail electric marketing company;

•	The Maricor Group, its Canadian subsidiary, The Maricor Group, Canada Ltd, and its U.S. subsidiary RES Engineering, Inc., which provide mechanical and electrical consulting design engineering services, energy efficiency, air emissions reduction, energy asset development, and/or facility lifecycle asset management services with a focus on sustainability and LEED certified engineers;

•	Maricor Properties Ltd and its Canadian subsidiary, Mecel Properties Ltd, which serve as real estate investment, development and redevelopment companies.

MPS is an electric transmission and distribution delivery company serving approximately 35,000 retail electric customers in northern Maine. MPS is subject to the regulatory authority of the MPUC for its distribution rates and the FERC for its transmission rates. Current rates are determined using traditional rate base, and rate of return ratemaking principals, including a cost-of-service methodology, used by the regulatory agencies. Other investor-owned electric utilities within the State of Maine are under Alternative Rate Plans (“ARP’s”) and utilize Performance-Based Rates (“PBR’s”). MPS continues to evaluate the merits of an ARP and possible migration to

PBR’s. (See Part I, Item 3(a), “Legal Proceedings” above). However, Management believes that implementation of PBR’s under an ARP could result in detrimental financial impacts, due to the lack of growth within MPS’s service area. Typically, ARP’s with PBR’s require productivity offsets to achieve allowed rates of return and Management believes such productivity offsets will not be achievable in the absence of economic growth.

Maine & New Brunswick Electrical Power Company, Ltd. is currently an inactive subsidiary of MPS and was the former owner of MPS’s hydro generation assets in Canada. Energy Atlantic, LLC, an inactive subsidiary of MAM, was involved in the competitive retail electric energy market within the State of Maine. Management has no plans at this time to activate these subsidiaries.

In November 2003, MAM formed the wholly-owned subsidiaries Maine & Maritimes Energy Services Company (“MAMES”) in the United States (dba “The Maricor Group”), and its Canadian subsidiary, Maricor. MAMES name was officially changed during 2004 to The Maricor Group and Maricor’s name was officially changed to The Maricor Group, Canada Ltd (dba “The Maricor Group.” RES Engineering, Inc. is a U.S. subsidiary of The Maricor Group. The Maricor Group (both in the U.S. and Canada) are businesses organized to provide, among other things, energy efficiency engineering services, enhance energy reliability, design, develop, operate, and/or own customer-hosted energy assets (such as central steam plants), air emissions reduction engineering services, fee-for-service mechanical, electrical and plumbing/fire protection consulting engineering services, and facility lifecycle asset management services primarily within eastern Canadian provinces and New England. The Maricor Group is headquartered in Presque Isle, Maine. The Maricor Group and its subsidiaries maintain offices in Portland, Maine; Hudson and Boston, Massachusetts; Saint John and Moncton, New Brunswick; and Halifax, Nova Scotia.

Target markets within the eastern Canadian provinces and Atlantic Canada primarily include, but are not necessarily limited to, governments, universities and colleges, hospitals and other health care facilities, schools, commercial retail and office facilities. While not a target market, The Maricor Group and its subsidiaries can and do provide engineering-related services to the industrial sector.

Maricor Properties Ltd is a Nova Scotia limited liability company formed in May 2004, as a real estate investment and development company. Mecel Properties Ltd, a subsidiary of Maricor Properties Ltd, was acquired as a result of The Maricor Group, Canada Ltd’s acquisition of Morris & Richard Consulting Engineers Limited in Halifax, Nova Scotia. Mecel Properties Ltd owned the facility housing Morris & Richard Consulting Engineers Limited and was formerly owned by the principals of the consulting firm. As a subsidiary of Maricor Properties, it continues to own the facility and leases the facility to The Maricor Group, Canada Ltd. The office facility is located within a revitalization district of Halifax near the center core of the historic Citadel.

Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains technologies supporting sustainability, lifecycle asset management, and capital budget planning. On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, formerly owned by HCI Systems. The Maricor Group, an affiliated company of Maricor Technologies, utilizes the software in the delivery of its lifecycle asset management services and owns an exclusive channel marketing license for New England and Atlantic Canada for specific industry sections. Maricor Technologies will market their products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine with an office in Portland, Maine.

Maricor Technologies’ software products currently include “iPlan,” a web-based strategic planning tool used to quantify and prioritize capital investments required to maintain and preserve facilities and infrastructure assets. iPlan automates the process of defining an organization’s capital needs. iPlan assists in the identification of capital projects, quantifying replacement and renovation costs, and assigning priorities based on various lifecycle, safety, and return-on-investment measures. “Building Blocks” is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

Discussion and Description of the Company’s Growth Strategy

MAM’s growth strategy centers on a diversification approach that expands the Company’s business and revenue model to include, without limitation, facilities infrastructure mechanical and electrical engineering services, energy efficiency and reliability solutions, air emissions reductions through enhanced energy efficiency solutions, facility lifecycle asset management solutions and services, energy management, and energy asset and real estate asset development and ownership. Given the increasing emphasis of the Kyoto Protocol within Canada, combined with increasing cost and security issues associated with energy, as well as the upwardly spiraling impact of deferred maintenance liabilities among government facilities, such as hospitals, schools, municipalities, and hospitals, MAM believes that converging economic, energy and environmental factors provide significant opportunities for the Company. In summary, MAM’s engineering, technology and real estate development diversification activities focus on sustainable practices that support smart growth initiatives, as well as LEED criteria.

The acquisition of three engineering firms during the last quarter of 2003, and the second quarter of 2004, was part of the Company’s continuing acquisition strategy. Within this strategy, the Company is seeking to acquire and grow mechanical and electrical engineering firms, utilizing these platform engineering services to expand The Maricor Group’s asset development, facility lifecycle asset management, energy efficiency and emissions reductions business activities within eastern Canada, New England and potentially in other North American regions, focusing increasingly on sustainability solutions. Efforts continue to target sustainable engineering firms for acquisition, with the ultimate goal of becoming North America’s leading sustainable engineering firm. Fundamentally, MAM sees the concentration of sustainable engineering talent within North America as a compelling value proposition with potential to enhance overall shareholder value.

The creation of Maricor Properties Ltd and the acquisitions of Mecel Properties Ltd in the second quarter of 2004 and the Vaughan-Harvey property in the third quarter of 2004 were the first steps in the Company’s real estate development and investment strategy. The Company believes that revitalization of real properties will be a critical issue for communities throughout its market region and that the ability to redevelop or develop real estate using smart growth and environmentally friendly land use and construction techniques will be a growing market. Maricor Properties Ltd continues to evaluate potential facility acquisitions, redevelopment and development projects, as well as real estate portfolio acquisitions. The services of The Maricor Group and its subsidiaries have been and will be utilized to achieve Maricor Properties Ltd’s strategic objectives.

While significant progress in implementing MAM’s growth strategy has been achieved since it became a holding company on June 30, 2003, the Company continues to identify and evaluate a diverse array of opportunities for integration into its subsidiary operations. Although we believe our strategy and acquisitions will create additional long-term shareholder value, the Company cannot assure these initiatives will be successful. MAM’s proposed overall growth strategy will be heavily influenced by the Company’s ability to identify and acquire additional asset and business acquisition targets that meet certain desired strategic and financial criteria. In addition, Management believes that future success will be dependent upon their ability to rapidly integrate acquisitions and achieve profitability within a reasonable timeframe. Continued successful implementation of the defined strategy is dependent upon, among other things, MAM’s and its subsidiaries’ ability to raise sufficient capital, attract and retain key management and staff talent, and the availability of market-based opportunities. MAM believes it can raise the necessary capital and retain key management and staff talent to implement the strategy, but cannot assure investors of this ability.

With the U.S. dollar near historic lows against major currencies, including the Canadian currency, MAM has experienced an increased value on its foreign assets and cash flows in U.S. dollar terms. Should the U.S. dollar strengthen compared to the Canadian dollar, then MAM’s value of foreign assets would decline. Managing currency and investment risks are a key and requisite element of MAM’s financial and growth strategy. However, Management cannot warrant that fluctuations in currency values will not impact the Company. Management does evaluate currency risk management options and may, should it be deemed advantageous, utilize various currency risk management tools, such as term-forwards, rolling forwards, cross-currency swaps and foreign debt issuance.

Given MPS’s historical decision to (a) levelize stranded costs, which will negatively impact cash flow until 2007, as well as (b) the estimated reduction in MPS’s net income as a result of a stipulated reduction on its deferred stranded cost recovery, (c) the lagging economy of MPS’s service area, (d) increasing costs associated with employee benefits, (e) the impact of Maine’s deregulation of electric utilities impacting MPS’s revenue model, (f) increasing costs associated with Sarbanes-Oxley compliance, and (g) other factors, Management believes growth is essential to gain efficient scale, revenues, and earnings to ensure long-term shareholder value. Although Management is focused on efforts to control costs, as a micro-cap publicly traded company, Management does not believe cost reductions alone can address the Company’s need to ensure sustainable shareholder value. Consequently, the Company is implementing its growth strategy.

Management Challenges and Concerns

A number of challenges and concerns have been identified herein, such as, but not necessarily limited to: (a) the adequacy and availability of growth capital; (b) the recruitment and retention of key talent; (c) foreign currency risks; (d) the adequacy and availability of attractive acquisition targets; (e) legislative and regulatory risks; and (f) speed/effectiveness of integration of acquisitions. Primary near-term concerns involve short-term cash flow challenges created as a result of deferring stranded cost collections, the need to decrease aging receivables associated with the Company’s unregulated engineering companies, the pace of required growth to achieve necessary scale, and the speed to profitability of unregulated subsidiaries. Recognizing these challenges, Management is undertaking steps to address these issues. However, the Company cannot warrant that solutions to these challenges will be determined and/or implemented in a timely manner.

Critical Accounting Policies

In preparing the financial statements in accordance with generally accepted accounting principles, Management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. The Company’s most critical accounting policies include the determination of the appropriate accounting for its pensions and other post-retirement benefits, the recognition of its revenues, the effects of utility regulation on its financial statements and its risk management activities.

Regulatory Assets and Liabilities

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt re-acquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with MPS’s current rate plans. MPS earns a return on substantially all regulatory assets for which funds have been spent.

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2004, $65.0 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change. In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2004 and 2003, $280,000 was recognized as stranded costs. During 2002, $200,000 was recognized as revenue as flexible pricing adjustments. The MPUC approved a third special discount during 2004 in docket 2004-88.

EA’s previous sales can be classified into two general categories: SOS in CMP’s service territory which expired February 28, 2002, and CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. For SOS, revenues were received and expenses were paid directly by an escrow agent which was controlled by Engage Energy America, LLC (“Engage”). EA received a percentage of the net profit from the sale of energy. CMP bore SOS account collection risks, as they were required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA recorded the accrued net margin of the SOS activity as revenue in the financial statements. For CES sales, EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. EA has withdrawn from the market and no longer serves CES or SOS customers. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA’s activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF 98-10 which was amended by EITF 02-03. Refer to Note 3 to the Consolidated Financial Statements, “Discontinued Operations—Energy Atlantic” for further discussion.

Method of Accounting for The Maricor Group Contracts

Revenues and profits from The Maricor Group’s engineering contracts are recognized on a percentage completed basis for the period. The percentage completed is computed by the “cost-to-cost method.” Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. When contract costs are expected to exceed revenue, thus creating an anticipated loss, a provision for the loss is made as soon as it becomes evident. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price..

In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $109,000 and $35,000 at December 31, 2004 and 2003 respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $399,000 and $29,000 at December 31, 2004 and 2003, respectively.

Goodwill and Acquired Intangibles

The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, the new accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Amortizable Intangible Assets

The Company has identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets are identified as the expected profit from the backlog of projects in progress as of the date of acquisition and from the value derived from the client lists from these service firms. These assets are amortized over their estimated useful lives, which are approximately one year for the backlog and three to five years for the client lists.

Pension and Other Post-retirement Benefit Plans

The Company has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 10 to the Consolidated Financial Statements, “Benefit Plans,” which is incorporated in this section by this reference.

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS No. 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting.

MPS has deferred investment tax credits and amortizes the credits over the remaining estimated useful life of the related utility plant. MPS records regulatory assets or liabilities related to certain deferred tax liabilities or assets, representing its expectation that, consistent with current and expected ratemaking, these taxes will be recovered from or returned to customers through future rates.

Consolidated operating income tax expense was $865,000 for 2004, consisting of a $1.7 million tax provision from regulated operations and a $797,000 tax benefit from unregulated operations. This compares to operating income tax expense of $1.7 million for 2003, consisting of a $1.8 million tax provision from regulated operations and a $100,000 tax benefit from unregulated operations.

Off-Balance Sheet Arrangements

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“FAS 13”), “Accounting for Leases” and noted in Footnote 12 to these financial statements, the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 12 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2004 and 2003.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004 (In thousands of dollars):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$39,380	$2,225	$7,194	$3,683	$26,278
Operating Lease Obligations *	571	138	220	213	—
Financial System Hosting Contract	5,110	510	1,150	1,150	2,300

Total	$45,061	$2,873	$8,564	$5,046	$28,578

*	The Company has one lease with an undefined term. Because the amount of the liability cannot be determined, this lease has been excluded from the “More than 5 years” column.

Maricor Properties Leases

Maricor Properties leases office space to the Eastcan and M&R operating divisions of The Maricor Group, Canada Ltd. Maricor Properties also has a lease for office space to an outside third party. All three of these leases are operating leases and any intercompany profit from rental revenue has been eliminated in consolidation. The minimum lease revenue expected from the single third party lease arrangement does not include utilities and maintenance expenses that will be paid by the third party.

5-Year Minimum Lease for External Party Lease

2005	$60,027
2006	$60,027
2007	$60,027
2008	$60,027
2009	$60,027

Operating Capital and Liquidity

The Company’s cash and cash equivalents decreased from $4.3 million at December 31, 2003 to $1.2 million at December 31, 2004. Although Net Cash Flow from earnings increased by approximately $.9 million, the decrease in cash is largely the result of increased unfunded necessary capital expenditures, acquisitions through TMG in accordance with the Company’s business strategy discussed above, and related start-up costs.

The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. Cash flow provided by operating activities in 2004 was $4.8 million, while net income for the year was $1.3 million. While the change in deferred regulatory and debt issuance costs of $4.4 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $1.2 million, were both less than 2003, the net impact on cash flow approximated the impact on 2003, but accounted for the biggest charge on cash flow compared to 2002. Net cash flow provided by financing activities totaled $4.5 million. During 2004, the Company borrowed $10.2 million in long-term debt to fund $4.2 million for two engineering companies and a real estate acquisition, as well as MPS’s refinancing of its short-term borrowings. In 2004, the Company paid $1.8 million in dividends, used $1.5 million for sinking fund payments to retire long-term debt and reduced short-term borrowings by $2.3 million. In 2004, $12.4 million of net cash flow was used for investing activities. The Company invested $8.5 million in Fixed Assets; $6.2 million at MPS, $0.3 million at TMG and $2.0 million at Maricor Properties Ltd, principally its purchase of the Vaughan Harvey Property in Moncton, New Brunswick, Canada. In addition, the Company invested $3.5 million in TMG, principally its purchase of Morris & Richard Consulting Engineers, Ltd. and RES Engineering, Inc. Finally, $0.60 million was deposited in a restricted investment, primarily related to the above acquisitions. During 2004, $200,000 was received for the partial redemption of Maine Yankee common stock.

In 2003, net income of $2.8 million generated $3.9 million in cash flow provided by operating activities. The change in deferred regulatory and debt issuance costs of $6.8 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $3.6 million, and accounted for the biggest charge on cash flow compared to prior years. Net cash flow used for financing activities totaled $2.7 million. During 2003, $2.9 million was paid in dividends and $3.1 million was used for sinking fund payments to retire long-term debt. The dividend payment amount reflects five quarters of dividends paid during 2003 due to timing of funding requirements. These payments were offset by short-term borrowings of $3.4 million. In 2003, $2.8 million of net cash flow was used for investing activities. The Company invested $4.9 million in electric plant and an additional $527,000 in TMG, principally its purchase of Eastcan Consultants, Inc. During 2003, the final $2.1 million was withdrawn from the trust account for the 2000 series of tax-exempt bonds for the construction of qualifying distribution property, and $525,000 was received for the partial redemption of Maine Yankee common stock.

In 2002, net cash flows of MPS provided by operating activities were $6.9 million, while net income for the year was $6.5 million. In 2002, $3 million of the gain from the 1999 sale of the generating assets was amortized, while regulatory assets increased by $1.9 million to reflect the rate treatment of stranded costs, which both reduced cash flows. During 2002, MPS paid $2.2 million in dividends, retired $1.2 million of long-term debt and reduced short-term borrowings by $1.2 million, for a total of $4.6 million used for financing activities. In 2002, $5.9 million was invested in electric plant with $3.7 million withdrawn from the trust account for the tax-exempt bonds. In addition, MPS received approximately $375,000 for the partial redemption of its Maine Yankee common stock. As of December 31, 2002, approximately $2.1 million remained in the tax-exempt trust fund to be used for the construction of qualifying property through October 2003.

To satisfy working capital requirements, MPS uses short-term borrowings from its revolving credit agreement of $6 million. The agreement is secured by $6 million of first mortgage bonds and its due date has been extended to June 8, 2006. In addition, on October 1, 2003, MPS executed an additional $3 million line of credit with the Bank of New York. This new facility was unsecured and originally set to expire on March 29, 2004, but MPS received an extension to December 31, 2004, when it expired. Interest rates on this facility were comparable to the rates on the existing revolving credit agreement. The additional facility provided an additional source of short-term borrowings in the event required borrowings exceed the existing revolving credit agreement. At the end of 2004, MPS had $3.2 million of short-term debt compared to $6.2 million and $2.8 million at the end of 2003 and 2002, respectively. During 2002 to 2004, the interest rates on these short-term borrowings were below the existing prime rate. For additional information on the short-term credit facility, see Item 8 of this Form 10-K, Note 6 of the Notes to Consolidated Financial Statements, “Short-Term Credit Arrangements.”

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG, Management is working to ensure the Company has adequate credit facilities for 2005 to cover sinking fund payments, construction activities and other financial obligations.

The Maricor Group, US has a revolving credit arrangement with Banknorth N.A. for borrowings up to $1 million. This revolving credit arrangement was arranged on September 21, 2004, is for a term of 1 year and is subject to extension with the consent of the bank. As of December 31, 2004, there was $789,500 outstanding under the revolving credit arrangement at an interest rate of 4.28%, with $210,500 unused. This facility was not in place as of December 31, 2003.

Capital Resources

The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, 7-year term loan with Fleet National Bank. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of LIBOR plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

On September 21, 2004, The Maricor Group entered into a $2,200,000 secured, 10-year term loan with Banknorth N.A. The proceeds of the loan were used, in part, for the acquisition of the common stock of RES Engineering and Morris & Richard Consulting Engineers. The loan requires interest-only payments at a variable interest rate of One Month LIBOR plus 2.00% through September 1, 2007. Quarterly, principal payments of approximately $79,000 commence October 1, 2007 through maturity at September 1, 2014.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2004, and is due in 2021. On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9 million, with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letter of credit (“LOC”) for the benefit of the holders of each series of bonds. Both LOC’s are due to expire in June 2006. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002. For the 2000 series, MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.525 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series. For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods. For both series, MPS has continued to use the weekly interest rate period. Since issuance, the average of these weekly rates was 2.80% and 1.82% for the 1996 Refunding Series and the 2000 Series, respectively. In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series. By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

On May 29, 1998, FAME issued $11.54 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “Notes”) on behalf of MPS. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee. MPS issued $4 million of its first mortgage bonds and the MPUC also approved the execution of an interest rate swap agreement with Fleet National Bank for the remaining term of the issue with an effective fixed rate of 2.79%.

As more fully discussed in Item 3(c), “Legal Proceedings—Requests for Issuance of Certificates of Public Convenience and Necessity in Connection with the Construction of a Proposed Transmission Line and Various Transmission Service Renovations,” MPS is pursuing the authorization to build, and include in rate base, a transmission line for system security and reliability purposes. While MPS is under no current obligation to build its estimated $4.0 million share of the line to the Canadian Border near Hamlin, Maine to connect with a line built by NB Power, a letter of interest to finance the project was obtained from a national bank as part of MPS’s initial application. Management believes financing for the project will be available should required regulatory approval be obtained.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.

In the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to the following conditions. The following relate to the availability of capital resources for MAM via its relationship with MPS:

•	MPS will not make any loan to, or guarantee or assume any obligation of, MAM or any of its affiliates without prior MPUC approval.

•	The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (assuming a dividend is paid July 1, 2003, the initial two year period shall be April 1, 2001 through March 31, 2003.) The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2004, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

•	Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required. The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•	MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed fifty million dollars (US$50,000,000) and such amount will exclude retained earnings from EA, provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

•	Without prior MPUC approval, MAM will not sell, pledge or otherwise transfer any common stock of MPS.

•	To protect and maintain the financial integrity of the regulated utility, MPS and MAM agreed to maintain the common equity ratio of MPS at a level of not less than forty eight percent (48%) of the total capital at all times, provided that the MPUC may establish, for good cause shown, a lower ratio in connection with its authorization of a future debt issuance proposed by MPS. Total capital is defined as the sum of the following components: common equity, preferred equity, long-term debt, current maturities long-term debt (“CMLTD”), long-term capital leases, current maturities long-term capital leases, and short-term debt.

Utility Regulation

MPS is subject to the regulatory authority of the MPUC and the FERC. As a result of the ratemaking process, the applications of accounting principles by MPS differ in certain respects from applications by non-regulated businesses. Approximately 91% of the Company’s 2004 revenues, as depicted in the “Operating Revenues and Energy Deliveries” section below, derived from MPS’s regulated operations are accounted for pursuant to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations.”

Prior to the start of deregulation in Maine on March 1, 2000, the MPUC determined the amount of stranded costs to be recovered via rates. MPS’s annual amortization of its stranded costs represents the amounts allowed by the MPUC in the determination of revenue requirements.

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share

(Dollars in Thousands Except Per Share Amounts)	2004	2003	2002
Income from Continuing Operations
Regulated Electric Utility	$3,042	$3,131	$3,099
Unregulated Engineering Services	(1,228)	(133)	—
Unregulated Real Estate Holdings	(46)	—	—
Other*	(42)	(40)	—
Income from Discontinued Operations	(408)	(152)	3,444

Net Income	$1,318	$2,806	$6,543

Earnings Per Share	$0.82	$1.78	$4.16

*	The “Other” line includes activities of MAM, the holding company, and Intercompany eliminations.

Net income above is allocated based upon the segment allocation as presented in Item 8 of the Notes to Consolidated Financial Statements, “Segment Information.”

Consolidated net income decreased by $1.5 million dollars from 2003. As described more fully below, the decrease in income is the result of losses from the Company’s discontinued EA operations, losses associated with start up operations and integration of its new The Maricor Group acquisitions, and increased general and administrative costs associated with Sarbanes-Oxley compliance costs, implementation of the Company’s Oracle-based financial system and increase regulatory compliance costs. We note that for year to year comparison purposes, the impact of these costs on income from the Regulated Electric Utility was minimized as a result of sharing or shifting of traditional fully allocated costs from MPS to its parent company, MAM, and other subsidiaries, such as The Maricor Group. As The Maricor Group and Maricor Properties grow, an increasing amount of corporate allocation costs will shift from MPS to unregulated operations. For example, governance costs, historically fully borne by MPS are now shared costs among MAM and its subsidiaries.

The primary reason for the change in consolidated income from 2002 of $6.5 million to $2.8 million in 2003, was the one-time $2.9 million increase in 2002, resulting from the final settlement of EA’s business relationship with its wholesale energy provider, Engage Energy America, LLC, for EA’s standard offer service and competitive energy supply sales to individual retail customers within the State of Maine.

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	2004	2003	2002
Net Income—Regulated Electric Utility (in thousands)	$3,042	$3,131	$3,099
Earnings Per Share from Regulated Electric Utilities	$1.89	$1.99	$1.97

MPS’s core T&D earnings were $3,042,000 for 2004, compared to $3,131,000 and $3,099,000 in 2003 and 2002, respectively.

The 2003 net income reflects the allocation of all operating expenses from the MAM operating segment reported in the 2003 Form 10-K to its subsidiaries, in order to conform to the presentation for 2004.

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands of dollars):

	2004		2003		2002
	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$13,830	176,407	$13,264	175,435	$12,672	169,489
Large Commercial	5,059	171,263	4,791	165,467	4,799	166,954
Medium Commercial	5,488	107,607	5,292	106,073	5,166	103,840
Small Commercial	6,651	90,032	6,400	89,882	6,091	86,639
Other Retail	823	3,376	788	3,357	774	3,345

Total Regulated Retail	31,851	548,685	30,535	540,214	29,502	530,267

Other Regulated Operating Revenue	1,883		1,213		1,908

Total Regulated Revenue	$33,734		$31,748		$31,410

The MPUC, which has jurisdiction over MPS’s retail rates, approved an increase of approximately 3.8% in retail rates, effective November 1, 2003. This increase includes the retail portion of previously approved transmission increases by the FERC. The FERC has jurisdiction over MPS’s transmission rates, including the rates charged for wheeling revenues. The recent retail rate increase and changes in sales volume resulted in an increase in revenue of $1,281,000 from four customer classes.

For 2004, the regulated retail sales volume was 548,685 MWH, an increase of 1.6% over 2003 sales of 540,214 MWH. Retail sales in 2003 were 1.9% higher than sales in 2002, which totaled 530,267 MWH. In 2004, the majority of the increase in volume was in the large commercial customer class, which experienced an increase of 5,796 MWH or 3.5%. Sales to residential customers in 2004 were consistent with sales in 2003, increasing by 972 MWH or 0.6%. The increase in revenue from residential customers was primarily attributable to the November 1, 2003 rate increase. From 2002 to 2003, residential sales volume increased 5,946 MWH or 3.5%. The increase is believed to be due to a colder than normal winter in 2003, as compared to 2002.

The volume of sales to large commercial customers increased 5,796 MWH or 3.5% from 2003 to 2004. Several of the Company’s large commercial customers have undergone renovations or expanded production during 2004, leading to the increase in volume. Large commercial customer sales in 2003 were 0.9% less than 2002, primarily due to the closing of Maine Frozen Foods in 2002.

Sales to medium commercial customers increased 1.4% or 1,534 MWH from 2003 to 2004. There was a 2.3% increase in the number of medium service customers, year over year. Sales to medium service customers in 2003 increased by 2,233 MWH or 2.2% from 103,840 MWH in 2002 to 106,073 MWH in 2003. This increase was attributable to colder than normal weather in 2003 and general improvement in the overall regional economic conditions.

Small commercial customer sales volume of 90,032 MWH in 2004 was consistent with the sales of 89,882 MWH in 2003. Sales volume for this customer class increased by 3,243 MWH or 3.7% in 2003, compared to 2002. This increase was also attributable to colder than normal weather in 2003 and improving regional economic conditions.

Other regulated retail revenue increased slightly from 3,357 MWH in 2003 to 3,376 MWH in 2004. This volume is also consistent with 2002, which had 3,345 MWH of other regulated retail volume.

Other operating revenue increased $670,000 from 2003 to 2004. The largest increase was wheeling revenue, which is up approximately $290,000 due to increases in the FERC wheeling rates. Special discounts also increased $234,000. From 2002 to 2003, other operating revenue decreased $695,000. Wheeling revenues during 2003 were $318,000 less than 2002, reflecting the reduction in use of MPS’s transmission system by on-system generators. Also, the MPUC, in its stranded cost review, adjusted the treatment of certain customer discounts through flexible pricing adjustments, effective March 1, 2002. As a result, the revenues recognized from flexible pricing adjustments in 2003 were $335,000 less than 2002.

For more information on regulatory orders approving the most recent rate increases, see Part I, Item 3, “Legal Proceedings.”

Regulated Utility Expenses

For the years ended December 31, 2004, 2003 and 2002, regulated operation and maintenance expenses and stranded costs are as follows (in thousands of dollars):

	2004	2003	2002
Regulated Operation and Maintenance
Transmission and Distribution	$3,142	$3,114	$3,334
Customer Service	1,346	1,452	1,635
Administrative and General	9,577	8,242	8,076

Total Regulated Operation and Maintenance	$14,065	$12,808	$13,045

Stranded Costs
Wheelabrator-Sherman	$7,025	$7,260	6,857
Maine Yankee	3,274	2,661	3,008
Seabrook	1,110	1,110	1,110
Amortization of Wheelabrator-Sherman Restructuring Payment	1,451	1,451	1,451
Deferred Fuel	(3,557)	(3,558)	(910)
Amortization of Gain from Asset Sale	—	(443)	(2,988)
Special Discounts	280	280	233

Total Stranded Costs	$9,583	$8,761	$8,761

Transmission and distribution expenses were $3,142,000 in 2004, an increase of $28,000 or 0.9% from $3,114,000 in 2003. Transmission expenses decreased approximately $8,000 during this period, offset by an increase in distribution expenses of $36,000. From 2002 to 2003, however, transmission and distribution expenses decreased $220,000 from $3,334,000 to $3,114,000. This decrease was due to the reduction of tree-trimming expenses due to the “in-sourcing” of vegetation management.

Customer service expenses decreased $106,000, from $1,452,000 in 2003 to $1,346,000 in 2004. The largest decrease was in meter reading expenses, which were reduced by $70,000 in 2004, because automatic meter reading was in place for one-third of our customers for a portion of 2003 and during 2004. Customer service expenses for 2003 were $183,000 less than 2002, due to automatic meter readings being installed and a decrease in charge-offs for bankruptcies.

Administrative and general expenses in 2004 were $9,577,000, an increase of $1,335,000 from 2003. Costs allocated to MPS by MAM for services such as Sarbanes-Oxley compliance, legal and audit services and corporate governance totaled $2,277,000 in 2004, compared to $876,000 for the last six months of 2003. As noted above, these expenses would have been fully borne by MPS in the past; in 2004, these expenses were also shared by the unregulated operating divisions. The remaining change is attributable to small increases in various other administrative and general expenses. As a result of an MPUC order in its rate case in the third quarter of 2003, MPS was allowed to recognize a regulatory asset and reduce operating expenses by $402,000 for certain voluntary early retirement costs expensed in the fourth quarter of 2002. Amortization of these costs in 2004 totaled $57,000. Other employee benefits, excluding the impact of the voluntary early retirement plan (“VERP”), increased approximately $315,000, primarily due to increases in employee medical expenses and pension expenses. Hosting fees for the Company’s Oracle-based financial system increased expenses by $338,000 for 2004, compared to 2003. The Company has also expanded its regional economic development program, incurring an additional $97,000 of costs during 2004. Legal expenses incurred directly by MPS increased $136,000 from 2003 to 2004. Total expenditures for legal services by MPS decreased during that same period; however, more of the 2003 costs were related to regulatory proceedings, including the alternative rate plan, and therefore were deferred, than in 2004.

For 2003, administrative and general expenses increased to $8,242,000 up $166,000 from $8,076,000 in 2002. The recovery of the VERP expenses, as described in the preceding paragraph, caused a decrease of $402,000. Excluding the impact of the VERP, employee benefits expenses decreased approximately $200,000 from 2002 to 2003. These decreases were offset by increases in regulatory, consulting and legal expenses of $887,000. These increases reflect costs associated with compliance with the Sarbanes-Oxley Act of 2002; legal and rate consulting assistance in the preparation, filing and advocacy concerning MPS’s federal Open Access Transmission Tariff (“OATT”) filed in the second quarter of 2003 with a final FERC rate order in the first quarter of 2004; the completion of transmission and distribution, as well as information systems benchmarking audits; and review of financial strategies and financing options.

The increases in stranded costs from 2003 to 2004 reflect the increase in revenue requirements approved in MPUC Docket No. 2003-666. The stranded costs for Wheelabrator-Sherman and $3,102,000 of the 2004 stranded costs for Maine Yankee represent actual cash expenses during the year. Other costs represent actual amortization or recognition of regulatory assets and regulatory liabilities.

Unregulated Engineering Services

The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, RES Engineering Inc., and The Maricor Group, Canada Ltd, formerly Maricor Ltd.

Unregulated engineering services operations began in late 2003 with the creation of The Maricor Group and The Maricor Group, Canada Ltd in November, and the acquisition of Eastcan Consultants, Inc. in December. Morris & Richard Consulting Engineers, Ltd. and RES Engineering, Inc. were acquired on June 1, 2004, and June 15, 2004, respectively.

	2004	2003
Net Income—Unregulated Engineering Services (in thousands)	(1,228)	(133)
Earnings Per Share from Unregulated Engineering Services	(.76)	(.08)

The primary effect on earnings from this segment came from sales and marketing and integration costs for TMG parent company operations. It had a net loss of approximately $930,000 or ($.58) per share in 2004 and a net loss of approximately $133,000 or ($.08) per share in 2003. The contribution to earnings from The Maricor Group, Canada Ltd was a loss of $252,000, or ($.16) per share in 2004 and net income of $2,000, with no affect on earnings per share in 2003. The loss at Maricor Group, Canada Ltd was also largely attributable to sales and marketing and integration costs. Included in The Maricor Group, Canada Ltd loss for 2004 were the Eastcan operating division results which had net income of approximately $62,000, or $0.04 per share. Eastcan was the first of The Maricor Group’s acquisitions and contributed a full year of earnings. The Maricor Group, Canada’s M&R division, acquired in June of 2004, had a net loss of approximately $67,000, or $(0.04) per share in 2004. The RES division, also acquired in June of 2004, incurred a net loss of approximately $7,000 which had no significant effect on earnings per share. Intercompany eliminations for consolidation resulted in a loss of $34,000 or ($.02) per share in 2004 and no effect in 2003.

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003
Total Unregulated Operating Revenue	$3,412	$57

The principal projects which generate revenue for the three companies are mechanical and electrical engineering design and design/build projects on a fee-for-service basis. Increasingly, their businesses are focusing on facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants.

Unregulated Engineering Services Operating Expenses

(In thousands of dollars)

	2004	2003
Unregulated Operation & Maintenance	$5,205	$288
Depreciation	7	—
Amortization	30	—
Taxes Other than Income	52	—
Income Taxes	(756)	(98)

Total Operating Expenses	$4,538	$190

The Operations and Maintenance expenses above consist primarily of direct labor expenses and direct contract costs of approximately $2.94 million and marketing, sales, and business development expenses of approximately $815,000 associated with labor, overheads, and consulting services for developing business relationships and re-branding this business segment as The Maricor Group of companies. The remaining expenses of approximately $1.45 million were used for parent company corporate overhead allocations, office supplies, insurance, and administrative and general expenses.

Unregulated Real Estate Subsidiary Results

This section details the operating results of Maricor Properties Ltd and its subsidiary, Mecel Properties Limited. Maricor Properties Ltd and Mecel Properties Limited were created on June 1, 2004, as a result of the acquisition of Morris & Richard Consulting Engineers, a division of The Maricor Group, Canada Ltd. Maricor Properties Ltd acquired Mecel Properties Limited, whose sole real estate holding is the building occupied by the M&R division of The Maricor Group, Canada Ltd. Maricor Properties also owns, as described herein, a mid-rise office building in Moncton, New Brunswick, partially occupied by the Eastcan division of The Maricor Group, Canada Ltd.

Revenue from this subsidiary was approximately $54,000 which was offset by operating expenses of $70,000 and net interest of $31,000. Net loss from this operating company for 2004, was $46,000 or $.03 per share.

Unregulated Energy Marketing—Energy Atlantic Discontinued Operations

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market from 1999 until March 1, 2000, when it began selling energy in the retail electricity market within the State of Maine. The retail market consists of two sectors, Standard Offer Service (“SOS”) and Competitive Energy Supply (“CES”). The MPUC periodically requests bids from CES providers for SOS in each utility service territory.

In connection with its February 21, 2003, announced withdrawal from the retail electricity markets in northern Maine, EA ceased all of its energy marketing activities in MPS’s service territory, as well as the balance of the State, effective March 1, 2004, with the intent to stay inactive until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

Although Management will continue to monitor both U.S. and Canadian deregulated markets to evaluate the merits of possible re-entry into the deregulated electric energy retail market, it is doubtful that market conditions, credit requirements and risks will become favorable for re-entry. Management does not foresee re-entry into the CES market in the near future and cannot predict if or when it may re-activate EA. EA has no employees and its operations have been discontinued.

The Company recognized a loss from discontinued operations of $0.25 per share for EA during 2004, classified as discontinued operations in the statement of consolidated operations. This loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of property, plant and equipment of $69,000. The following table summarizes the statement of operations for EA (in thousands of dollars):

	Year Ended December 31,
	2004	2003
Revenue	$572	$6,064
Expenses	(1,164)	(6,343)
Other income, deductions and interest	(86)	26

Pretax loss from discontinued operations	(678)	(253)
Income taxes	270	110

Loss from discontinued operations	$(408)	$(143)

Loss per share from discontinued operations (basic and diluted)	$(.25)	$(.09)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of December 31, 2004, are as follows (in thousands of dollars):

	2004	2003
Assets
Cash and cash equivalents	$183	$1,161
Income tax benefit	263	68
Accounts Receivable	—	711
Other assets	21	84

Total Assets	$467	$2,024

Liabilities
Accounts payable	$67	$263
Other Liabilities	—	488

Total Liabilities	$67	$751

EA’s net loss for 2004 was $408,000 compared to a net loss of $143,000 in 2003 and a net profit of $3,444,000 for 2002. EA’s losses in 2003 and 2004 reflect the termination of service as contracts expired in northern Maine. The current standard offer pricing in Maine, the lack of wholesale choices and liquidity within northern Maine, and the increased credit requirements associated with acquiring wholesale electricity supply hampered EA in competing for sales.

Reorganization Into Holding Company

On October 4, 2002, MPS’s Board of Directors authorized MPS to reorganize into a holding company structure. As a result, on June 30, 2003, MPS became a wholly-owned subsidiary of MAM, the new holding company, following shareholder and several regulatory bodies. Me&NB remained a subsidiary of MPS, and will remain so until all obligations have terminated, at which time it is proposed the subsidiary may be dissolved. The ownership of EA was also transferred to the holding company, MAM. To achieve this corporate structure, stock in MPS was exchanged for stock in the new holding company through a “reverse triangular merger.” MPS undertook the reorganization in order to maintain its focus on its core regulated business, while at the same time positioning MAM for more diversified growth.

Following the July 1, 2003, completion of the reorganization, shares of MPS common stock were converted on the books (with no exchange of certificates) into the same number of shares of common stock of MAM. The MAM common stock shares are currently traded on the AMEX under the ticker symbol “MAM.”

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“MY’), which operated an 860 MW nuclear power plant in Wiscasset, Maine that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2004, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $14.3 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

In accordance with its 1999 FERC rate case settlement, on October 21, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities are expected to be nearing completion. The filing contains a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, MY also requests a change in its billing formula and an increase in the level of collection for certain postretirement benefits. To meet these needs, MY proposes to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. MY believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding. If approved by FERC, MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission. Maine Yankee’s License Termination Plan was approved without any unexpected conditions. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Regulatory Proceedings

For regulatory proceedings, see Part I, Item 3, “Legal Proceedings,” which is incorporated in this section by this reference.

Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements. Interest Expense on long-term debt and short-term credit arrangements were $2.4 million, $1.6 million, and $1.6 million for the years ending December 31, 2004, 2003, and 2002, respectively. The increase in 2004, compared to both 2003 and 2002, primarily reflects the impact of the higher fixed rates for MPS’s long-term debt due to the interest rate swaps beginning in September 2003. In addition, TMG and Maricor Properties Ltd incurred interest on short-term debt, while MPS experienced higher short-term rates in 2004.

Income Tax Expense / Benefit

Income tax expense for MPS was $1.7 million, $1.8 million and $1.9 million in 2004, 2003 and 2002, respectively. The decreases result from changes in taxable income and effective tax rates. The unregulated tax benefit in 2004 was $797,000 compared to $98,000 in 2003 resulting primarily from an increased loss at TMG in 2004.

Taxes Other Than Income

Taxes other than income were $1.7 million, $1.5 million and $1.4 million in 2004, 2003 and 2002, respectively. The increases are due to increased property taxes at MPS, as well as payroll taxes at the new unregulated subsidiaries.

Construction Program

Expenditures on additions, replacements and equipment for the years ended December 31, 2004, 2003, and 2002, along with estimated expenditures are as follows:

	2005	2004	2003	2002
	(Unaudited Estimates)
Maine Public Service	$6,870	$6,276	$4,609	$5,922
The Maricor Group	394	258	46	—
Maricor Properties Ltd	170	1,974	—	—
Other Subsidiaries	—	3	221	7

Total	$7,434	$8,511	$4,876	$5,929

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

(a)	The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. As discussed in previous Form 8-K, 10-K and 10-Q quarterly filings, MPS had partially mitigated its risk by purchasing a 6% interest rate cap on its two tax-exempt bonds, the 1996 Series and the 2000 Series, issued on MPS’s behalf by the Maine Public Utility Financing Bank. The interest rate cap on the 1996 and 2000 Series expired in November 2003. MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”). Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt,” and is hereby incorporated by this reference. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of December 31, 2004, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $6.63 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures. See Item 8 of this Form 10-K, Note 7 to the Consolidated Financial Statements, “Accumulated Other Comprehensive Income (Loss),” which is hereby incorporated by this reference, for a discussion on the impact on MPS’s financial statements and further description of the interest rate swaps.

(b)	The Company’s unregulated real estate development and investment subsidiary, Maricor Properties Ltd, and its subsidiary, Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

(c)	Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties, Ltd are subject to an immaterial amount of foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Maine & Maritimes Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of income, common shareholder’s equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the year ended December 31, 2004.

Vitale, Caturano & Co., Ltd.

Boston, MA

February 25, 2005

Report of Independent Auditors

To the Directors and Shareholders of

Maine & Maritimes Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on Page 54 present fairly, in all material respects, the financial position of Maine & Maritimes Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on Page 95, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, MA

February 28, 2004

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income

(In thousands of dollars, except share information)

	Year Ended December 31,
	2004	2003	2002
Operating Revenues
Regulated	$33,733	$31,739	$31,401
Unregulated	3,405	58	—

Total Revenues	37,138	31,797	31,401

Operating Expenses
Regulated Operation & Maintenance	14,065	12,808	13,045
Unregulated Operation & Maintenance	5,243	892	210
Depreciation	2,648	2,647	2,412
Amortization of Stranded Costs	9,583	8,761	8,761
Amortization	224	206	236
Taxes Other Than Income	1,655	1,460	1,379
Provision for Income Taxes—Regulated	1,662	1,792	1,908
Benefit of Income Taxes—Unregulated	(797)	(98)	—

Total Operating Expenses	34,283	28,468	27,951

Operating Income	2,855	3,329	3,450

Other Income (Deductions)
Equity in Income of Associated Companies	204	272	280
Interest and Dividend Income	2	(19)	57
Allowance for Equity Funds Used During Construction	42	46	3
(Provision for) Benefit of Income Taxes	(7)	(43)	19
Other—Net	(314)	(339)	(249)

Total	(73)	(83)	110

Income Before Interest Charges	2,782	3,246	3,560

Interest Charges
Long-Term Debt and Notes Payable	2,360	1,633	1,620
Less Stranded Costs Carrying Charge	(1,289)	(1,323)	(1,076)
Less Allowance for Borrowed Funds Used During Construction	(15)	(13)	(74)

Total	1,056	297	470

Net Income from Continuing Operations	1,726	2,949	3,090

Discontinued Operations
(Loss) Income from Discontinued Operations (including loss on disposal of $69 in 2004)	(678)	(253)	5,704
Income Tax Benefit (Provision)	270	110	(2,251)

(Loss) Income from Discontinued Operations	(408)	(143)	3,453

Net Income Available for Common Stockholders	$1,318	$2,806	$6,543

Average Shares Outstanding	1,612,696	1,575,066	1,573,865

Basic Earnings Per Share of Common Stock From Continuing Operations	$1.07	$1.87	$1.97
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(0.25)	(0.09)	2.19

Basic Earnings Per Share of Common Stock From Net Income	$0.82	$1.78	$4.16

Diluted Earnings Per Share of Common Stock From Continuing Operations	$1.06	$1.86	$1.96
Diluted (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(0.25)	(0.09)	2.19

Diluted Earnings Per Share of Common Stock From Net Income	$0.81	$1.77	$4.15

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(In thousands of dollars)

	Year Ended December 31,
	2004	2003	2002
Cash Flow From Operating Activities
Net Income	$1,318	$2,806	$6,543
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	2,642	2,655	2,420
Amortization	256	206	236
Amortization of Seabrook Costs	1,110	1,110	1,110
Amortization of Deferred Gain from Asset Sale	—	(443)	(2,987)
Bad Debt Expense	466	297	378
Deferred Income Taxes—Net	1,236	3,634	641
Deferred Investment Tax Credits and Excess Deferred Income Taxes	(28)	(30)	(30)
Loss on Disposal of Fixed Assets	69	—	—
Allowance for Funds Used During Construction	(57)	(59)	(77)
Income on Tax-Exempt Bonds-Restricted Funds	—	(8)	(51)
Change in Deferred Regulatory and Debt Issuance Costs	(4,420)	(6,829)	(1,884)
Amortization of W/S Upfront Payment	1,451	1,451	1,451
Change in Benefit Obligations	1,158	464	1,264
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(221)	(574)	(464)
Other Current Assets	(559)	(190)	110
Accounts Payable	440	(145)	(1,504)
Other Current Liabilities	(59)	(242)	(403)
Other—Net	(39)	(234)	103

Net Cash Flow Provided By Operating Activities	4,763	3,869	6,856

Cash Flow From Financing Activities
Dividend Payments	(1,834)	(2,931)	(2,235)
Retirements of Long-Term Debt	(1,500)	(3,085)	(1,175)
Additions of Long-Term-Debt	10,200	—	—
Short-Term Borrowings (Repayments), Net	(2,339)	3,349	(1,150)

Net Cash Flow Provided By (Used For) Financing Activities	4,527	(2,667)	(4,560)

Cash Flow From Investing Activities
Drawdown of Tax-Exempt Bond Proceeds	—	2,064	3,718
Stock Redemption from Associated Company	200	525	375
Acquisitions, Net of Cash Acquired	(3,529)	(527)	—
Change in Restricted Investments	(601)	—	—
Investment in Fixed Assets	(8,511)	(4,876)	(5,929)

Net Cash Flow Used For Investing Activities	(12,441)	(2,814)	(1,836)

(Decrease) Increase in Cash and Cash Equivalents	(3,151)	(1,612)	460
Cash and Cash Equivalents at Beginning of Period	4,344	5,956	5,496

Cash and Cash Equivalents at End of Period	$1,193	$4,344	$5,956

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,064	$1,253	$1,119
Income Taxes	$303	$785	$4,028
Non-Cash Investing Activities:
Value of Stock Issued for Acquisition	$1,677	$194	$—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands of dollars)

	December 31,
	2004	2003
ASSETS
Plant
Electric Plant in Service	$96,309	$91,647
Non-Utility Plant	3,500	679
Less Accumulated Depreciation	(39,713)	(37,796)

Net Plant in Service	60,096	54,530
Construction Work-in-Progress	1,021	8

Total	61,117	54,538

Investment in Associated Companies	2,383	2,729

Net Plant and Investments in Associated Companies	63,500	57,267

Current Assets:
Cash and Cash Equivalents	1,193	4,344
Accounts Receivable (less allowance for uncollectible accounts of $690 in 2004 and $236 in 2003)	7,746	6,032
Unbilled Revenue	1,044	1,199
Inventory	604	695
Income Tax Refund Receivable	863	229
Prepayments	469	361
Unbilled Contract Revenue	399	29

Total	12,318	12,889

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	14,148	17,771
Recoverable Seabrook Costs	12,778	13,889
Regulatory Assets—Deferred Income Taxes	6,659	6,280
Regulatory Assets—Post-Retirement Medical Benefits	243	368
Deferred Fuel and Purchased Energy Costs	25,544	20,495
Regulatory Asset—Power Purchase Agreement Restructuring	2,902	4,353
Unamortized Premium on Early Retirement of Debt	1,290	1,498
Deferred Regulatory Costs	1,306	1,392

Total	64,870	66,046

Other Assets
Intangible Assets (net of accumulated amortization of $60 in 2004 and $0 in 2003)	78	138
Goodwill	5,753	404
Unamortized Debt Issuance Costs	609	625
Restricted Investment (at cost, which approximates market)	2,980	2,379
Miscellaneous	698	1,521

Total	10,118	5,067

Total Assets	$150,806	$141,269

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2004	2003
Capitalization (see accompanying statements):
Common Shareholders’ Equity	$48,157	$46,988
Long-Term Debt	37,155	29,230

Total	85,312	76,218

Current Liabilities:
Long-Term Debt Due Within One Year	2,225	1,450
Notes Payable to Banks	3,989	6,200
Accounts Payable	4,978	3,928
Accounts Payable—Associated Companies	258	28
Accrued Employee Benefits	1,334	1,013
Dividends Payable	327	—
Customer Deposits	26	19
Payroll Taxes Accrued	21	20
Interest Accrued	75	35
Deferred Contract Revenue	109	35

Total	13,342	12,728

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	4,213	4,015
Carrying Value of Interest Rate Hedge	1,471	1,185
Uncollected Maine Yankee Decommissioning Costs	14,148	17,771
Other Regulatory Liabilities	318	245
Deferred Income Taxes	26,845	25,040
Accrued Postretirement Benefits and Pension Costs	4,480	3,462
Investment Tax Credits	131	159
Miscellaneous	546	446

Total	52,152	52,323

Commitments, Contingencies, and Regulatory Matters (Note 12)

Total Capitalization and Liabilities	$150,806	$141,269

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Consolidated Common Shareholders’ Equity

(In thousands of dollars, except share information)

	Number of Shares		Par Value * Issued ($7/Share)	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Issued	Treasury
Balance, December 31, 2001	1,867,250	(293,740)	$13,071	$43	$36,226	$(6,609)		$42,731
Net Income					6,543			6,543
Dividend ($1.44 per share)					(2,266)			(2,266)
Treasury Stock Reissued		605		8		13		21

Balance, December 31, 2002	1,867,250	(293,135)	13,071	51	40,503	(6,596)		47,029

Formation of MAM June 30, 2003	(292,668)	292,668	(2,049)	(53)	(4,484)	6,586
Stock Issued	5,930	467	42	167		10		219
Net Income					2,806			2,806
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain (Loss), Net of Tax Benefit of $4							(5)	(5)
Interest Rate Hedge, Net of Tax Benefit of $473							(712)	(712)

Total Comprehensive Income								(717)
Dividend ($1.49 per share)					(2,349)			(2,349)

Balance, December 31, 2003	1,580,512	—	11,064	165	36,476	—	(717)	46,988

New Stock Issued	55,142		386	1,319				1,705
Net Income					1,318			1,318
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain (Loss), Net of Tax Provision of $319							478	478
Interest Rate Hedge, Net of Tax Benefit of $114							(172)	(172)

Total Comprehensive Income								306
Dividend ($1.34 per share)					(2,160)			(2,160)

Balance, December 31, 2004	1,635,654	—	$11,450	$1,484	$35,634	—	$(411)	$48,157

*	MAM had five million shares of $7 per share common stock authorized, with 1,635,654 and 1,580,512 shares issued and outstanding as of December 31, 2004 and 2003, respectively. MAM was formed on June 30, 2003, when all shares of Maine Public Service common stock were converted into an equal number of MAM common stock. MPS had three million shares of $7 per share common stock authorized and 1,867,250 issued, with 1,574,115 and 1,573,510 outstanding as of December 31, 2002 and 2001, respectively. At December 31, 2004 and 2003, MAM had 500,000 shares of $.01 per share preferred stock authorized, with no shares issued and outstanding. Prior to MAM’s formation, MPS had 200,000 shares of $100 per share and 200,000 shares of $25 per share preferred stock authorized, with no shares issued or outstanding as of December 31, 2002 and 2001.

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

(In thousands of dollars)

	2004	2003
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue
Bonds:
Refunding Series 1996: Due 2021—Variable Interest Payable Monthly (2.1% as of December 31, 2004)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Payable Monthly (2.1% as of December 31, 2004)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Payable Monthly (2.4% as of December 31, 2004)	6,630	8,080
Fleet National Bank:
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Payable Monthly ($4,050,000 at 3.84% and $1,900,000 at 3.91%)	5,950	—

The Maricor Group
Banknorth N.A.:
$2,200,000, 10 Year Term Loan Due September 1, 2014—Variable Interest Rate, Payable Monthly, Interest Only Through September 1, 2007 (4.28% as of December 31, 2004)	2,200	—

Maine & Maritimes
Katahdin Trust Company:
$2,000,000, 2 Year Term Loan Due September 12, 2006, Variable Interest Rate Payable Monthly, Interest Only Through September 12, 2006, (4.83% as of December 31, 2004)	2,000	—

Total Outstanding	39,380	30,680
Less—Amount Due Within One Year	2,225	1,450

Total	$37,155	$29,230

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

Long-Term Debt:
2005	$2,225
2006	4,430
2007	2,764
2008	2,394
2009	1,289
Thereafter	$26,278

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned subsidiaries and affiliates:

•	Maine Public Service Company (“MPS”), a U.S. regulated transmission and distribution company, serving all of Aroostook County and a portion of Penobscot County in northern Maine, and its wholly-owned inactive Canadian subsidiary, Maine & New Brunswick Electrical Power Company, Ltd. (“Me&NB”)

•	Energy Atlantic, LLC (“EA”), a U.S. unregulated competitive electricity marketing subsidiary, which was owned by MPS until June 30, 2003, and is now a wholly-owned, inactive subsidiary of MAM;

•	The Maricor Group and its wholly-owned U.S. subsidiary, RES Engineering Inc. (“RES”), and The Maricor Group’s Canadian subsidiary, The Maricor Group, Canada Ltd providing asset development, energy efficiency, facility asset lifecycle management and mechanical and electrical engineering services with an emphasis on economic and environmental sustainability;

•	Maricor Properties Ltd (“Maricor Properties”), a Canadian real estate development and investment subsidiary of MAM and Maricor Properties’ wholly-owned Canadian subsidiary, Mecel Properties Limited (“Mecel”) focused on sustainable development with an emphasis on Leadership in Energy and Environmental Design (LEED) criteria.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of MPS. All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol MAM. The reorganization was approved by MPS’s shareholders at its annual meeting on May 30, 2003. The U.S. Securities and Exchange Commission (“SEC”) had previously accepted MAM’s S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003. Amounts shown for 2002 and the first six months of 2003 were reported by MPS.

The Maricor Group (formerly known as Maine & Maritimes Energy Services) and Maricor were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc., a Massachusetts corporation providing mechanical and electrical engineering services located in Hudson, Massachusetts with an additional office in Boston, Massachusetts. In separate transactions, Maricor acquired Eastcan Consultants, Inc. (“Eastcan”), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. (“M&R”), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Except for RES, the subsidiaries and affiliates of each acquired company were amalgamated into a single entity, The Maricor Group, Canada (formerly Maricor, Ltd) which is a wholly-owned subsidiary of The Maricor Group.

Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business by Morris & Richard Consulting Engineers, a division of The Maricor Group, Canada. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”). Maricor Properties Ltd is undertaking significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations are being provided by the Eastcan division of The Maricor Group, Canada. The Maricor Group, Canada’s Eastcan division relocated to the facility during the fourth quarter of 2004.

All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

The financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America.

Labor Agreements

Approximately 25% of the Company’s labor force is covered under a collective bargaining agreement that expires within one year. This represents MPS employees who are members of the Local 1837 of the International Brotherhood of Electrical Workers, whose three-year contract expires September 30, 2005. No other employees of the Company have agreements that will expire within one year.

Regulations

MPS is subject to the regulatory authority of the Maine Public Utilities Commission (“MPUC”) and the Federal Energy Regulatory Commission (“FERC”). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles asserted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of Me&NB, The Maricor Group, Canada, Ltd, and Maricor Properties is the Canadian dollar. Accordingly, transaction gains and losses are included in other income. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman (“WS”) fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized, accordingly. Beginning March 1, 2002, and until the WS contract terminates in December 2006, the excess of the cost over the sales price of WS fuel is being deferred. The resulting deferred asset is expected to be collected in future rates as approved by the MPUC.

Regulatory Assets and Liabilities

Pursuant to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Loss on debt re-acquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with MPS’s current rate plans. MPS earns a return on substantially all regulatory assets for which funds have been spent.

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2004, $65.0 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change. In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2004 and 2003, $280,000 was recognized as stranded costs. During 2002, $200,000 was recognized as revenue as flexible pricing adjustments. The MPUC approved a third special discount during 2004 in docket 2004-88.

EA’s previous sales can be classified into two general categories: SOS in CMP’s service territory which expired February 28, 2002, and CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. For SOS, revenues were received and expenses were paid directly by an escrow agent which was controlled by Engage Energy America, LLC (“Engage”). EA received a percentage of the net profit from the sale of energy. CMP bore SOS account collection risks, as they were required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA recorded the accrued net margin of the SOS activity as revenue in the financial statements. For CES sales, EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. EA has withdrawn from the market and no longer serves CES or SOS customers. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA’s activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF 98-10 which was amended by EITF 02-03. Refer to Note 3 to the Consolidated Financial Statements, “Discontinued Operations—Energy Atlantic” for further discussion.

Method of Accounting for The Maricor Group Contracts

Revenues and profits from The Maricor Group’s engineering contracts are recognized on a percentage completed basis for the period. The percentage completed is computed by the “cost-to-cost method.” Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. When contract costs are expected to exceed revenue, thus creating an anticipated loss, a provision for the loss is made as soon as it becomes evident. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $109,000 and $35,000 at December 31, 2004 and 2003 respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $399,000 and $29,000 at December 31, 2004 and 2003, respectively.

Accounts Receivable & Reserve

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

Utility Plant

Utility plant for MPS is stated at original cost of contracted services, direct labor and materials, as well as related indirect construction costs including general engineering, supervision, and similar overhead items and allowances for the cost of equity and borrowed funds used during construction (“AFUDC”). The cost of utility plant which is retired and the related cost of removal, less salvage, are charged to accumulated depreciation, consistent with utility industry practice. The cost of maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. MPS’s property, with minor exceptions, is subject to first and second mortgage liens.

Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to expense at the time such disallowance is probable.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of the Company’s long-lived assets may require adjustment in future periods. If actual fair value is less than the Company’s estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Depreciation and Amortization

Utility plant depreciation is provided on a composite basis using the straight-line method, based on rates approved by the MPUC and the FERC. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.21%, 3.20% and 3.10% for 2004, 2003, and 2002, respectively.

Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (See Note 12, “Commitments, Contingencies and Regulatory Matters—Seabrook Nuclear Power Project”).

Depreciation of Fixed Assets at TMG and its subsidiary RES is straight-line based on the remaining useful life of the asset. New computer hardware and software are depreciated over three years; leasehold improvements are depreciated over the life of the lease; and office equipment is depreciated over three years. Depreciation of Fixed Assets at TMG, Canada is on a basis equivalent to Canadian tax law provisions. Computer hardware is depreciated at 30% per year, computer software is depreciated at 100% per year; automobiles are depreciated at 30% per year; and office equipment is depreciated at 20% per year. All depreciation categories utilize a half-year convention.

The client list intangible asset acquired by TMG, Canada in the purchase of Eastcan is amortized on a three-year straight-line basis. The amortization of backlog intangible assets acquired by TMG, Canada in the purchase of Eastcan is based on the actual profit in the backlog recognized during the period. The value of the client list and profits in the backlog acquired by TMG, Canada with the purchase of M&R have not been established but an estimate of the amortization of these was taken against total intangibles. The value of the client list and profits in the backlog acquired by TMG with the purchase of RES has not been established but an estimate of the amortization of these was taken against total intangibles.

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS No. 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting.

MPS has deferred investment tax credits and amortizes the credits over the remaining estimated useful life of the related utility plant. MPS records regulatory assets or liabilities related to certain deferred tax liabilities or assets, representing its expectation that, consistent with current and expected ratemaking, these taxes will be recovered from or returned to customers through future rates.

TMG and TMG, Canada do not have any differences between the tax basis of assets or liabilities and their basis for financial reporting.

Investments in Associated Companies

MPS records its investments in Associated Companies (See Note 5, “Investments in Associated Companies”) using the equity method. TMG and TMG, Canada records its investments in Associated Companies (see Note 5, “Investments in Associated Companies”) using the equity method.

Pledged Assets

The common stock of Me&NB is pledged as additional collateral for the first and second mortgage and collateral trust bonds of MPS. Substantially all of the assets of RES Engineering, Inc. and The Maricor Group, Canada Ltd are pledged as collateral for the $2.2 million term loan and $1.0 million line of credit from Banknorth to The Maricor Group.

The real estate acquired by Maricor Properties Ltd at 77 Vaughan Harvey Boulevard, Moncton, New Brunswick, Canada is the subject of a Negative Pledge Agreement for the $2 million term loan from Katahdin Trust Company to Maine & Maritimes Corporation for the acquisition of real estate.

Inventory

Inventory for MPS is stated at average cost. TMG and TMG, Canada do not maintain inventories.

Cash and Cash Equivalents

For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

The Company maintains deposits with reputable national banks in excess of the $100,000 FDIC insurance limit, but Management believes the risk that access to these deposits could be restricted is remote.

Restricted Investments

At December 31, 2004, the Company had $2.98 million of restricted investments. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.38 million of the restricted investments. In addition, TMG has placed $535,000 in escrow as a working capital holdback reserve related to the June 2004 engineering firm acquisitions described more fully in Note 14, “Acquisitions.” Approximately $65,000 of insurance proceeds on an MPS substation incident is also held by the Trustee of MPS’s first and second mortgage bonds. At December 31, 2003, the Company’s restricted investments balance of $2.3 million represented the Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes.

Goodwill and Acquired Intangibles

The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, the new accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Goodwill is not amortized for accounting purposes. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Amortizable Intangible Assets

The Company has identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets are identified as the expected profit from the backlog of projects in progress as of the date of acquisition and from the value derived from the client lists from these service firms. These assets are amortized over their estimated useful lives, which are approximately one year for the backlog and three to five years for the client lists.

Financial Instruments

MPS has certain financial instruments, interest rate caps and swaps, on three variable rate long-term debt issues that qualify as derivatives. Interest rate caps involve the exchange of cash for a cap on the interest rate MPS can be charged. Interest rate swaps involve the exchange of cash and the exchange of a variable rate payment for a fixed rate payment. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, 138 and 149, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. See Note 7, “Accumulated Other Comprehensive Income (Loss)” for additional disclosure regarding the treatment of these interest rate instruments.

Stock Option Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plan.” The Company accounts for this plan in accordance with the expense provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statement amounts in order to conform to the 2004 presentation.

Earnings Per Share

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options issued. Options to purchase shares of common stock of 5,250 shares at $30.45 per share granted June 1, 2002. 5,250 shares at $32.51 per share were granted June 1, 2003, and 5,250 shares at $32 per share were granted on June 1, 2004. These options to purchase shares were included in the computation of diluted EPS. The options, which expire on May 30, 2012, May 30, 2013, and May 30, 2014, respectively, were still outstanding at the end of 2004.

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company’s adoption of Statement 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. There was no effect on net income. Statement 143 provides that if the requirements of Statement 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. As of December 31, 2004, 2003, and 2002 accrued removal obligations totaling approximately $4.2 million, $4.0 million and $3.8 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003; the consolidation provisions apply to variable interest entities created after January 31, 2003; and to variable interest entities in which an enterprise obtains an interest after that date; and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of the required provisions of FIN 46R as of December 31, 2003 did not have a material impact on the consolidated financial statements. The adoption of the remaining provisions of FIN 46R as of March 31, 2004, did not have a material impact on the consolidated financial statements.

In December 2003, the FASB also issued the revision of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pension and Other Postretirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106” (“FAS 132-(R)”). FAS 132-(R) revises employer’s disclosure requirements for pension plans and other postretirement plans by requiring additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. There are additional disclosure requirements for both annual and interim reporting periods. FAS 132-(R), is effective for fiscal years ending after December 15, 2003, and for interim reporting periods starting after December 15, 2003. FAS 132-(R) did not impact the Company’s financial position or statement of operations.

On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity’s classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity’s own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company.

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite serve’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, the Company does not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-1 (“EITF 04-1”), effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The EITF issue addresses whether a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company’s financial statements at December 31, 2004.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB and The Maricor Group Canada, Ltd. The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

(In thousands of dollars)	2004	2003	2002
Current income taxes
Federal	$(401)	$492	$2,695
State	121	327	774
Foreign	(202)	(58)	4

Total current income taxes	(482)	761	3,473

Deferred income taxes
Federal	$1,013	$816	$635
State	99	80	62
Foreign	—	—	—

Total deferred income taxes	1,112	896	697

Investment credits, net	(28)	(30)	(30)

Total income taxes	$602	$1,627	$4,140

Allocated to:
Operating income
- Regulated	$1,662	$1,792	$1,908
- Unregulated	(797)	(98)	—

Subtotal	865	1,694	1,908
Discontinued Operations	(270)	(110)	2,251

Total Operating	595	1,584	4,159
Other income	7	43	(19)

Total	$602	$1,627	$4,140

The effective income tax rates differ from the U.S. statutory rate as follows:

	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
Holding Company Formation	(.3)	2.2	—
Amortization of recoverable Seabrook costs	11.4	4.9	2.1
State income taxes	6.8	5.2	5.6
Carrying Charge	(4.2)	(10.2)	(3.4)
Book to Accrual Adjustments	(10.5)	(3.5)	—
Amortization of Intangibles	(2.2)	—	—
Other	(3.7)	4.1	.5

Effective rate	31.3%	36.7%	38.8%

The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2004	2003	2002
Temporary Differences at Statutory Rates:
Seabrook—costs	$(186)	$(186)	$(186)
Liberalized depreciation	478	467	289
Deferred fuel	1,808	1,420	22
Deferred regulatory expense	(36)	239	(25)
Flexible pricing revenue	58	(104)	32
Accrued pension and postretirement benefits	(335)	(132)	(404)
Wheelabrator-Sherman power purchase restructuring	(579)	(579)	(579)
Generating Asset Sale	—	178	1,187
Reacquired debt	(83)	(85)	(85)
Maine Yankee NEIL Refund	—	—	401
Other	(13)	(322)	45

Total temporary differences—statutory rates	$1,112	$896	$697

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2004, 2003 or 2002.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits and OCI—interest rate hedge. For the year ended December 31, 2004, Management evaluated the deferred tax asset valuation allowance and determined that no valuation was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003
Seabrook	$6,964	$7,577
Property	9,068	7,784
Flexible pricing revenue	925	608
Deferred fuel	9,832	8,176
Wheelabrator-Sherman up-front payment	1,158	1,736
Pension and post-retirement benefits	(945)	(610)
OCI	(272)	(477)
Other	115	246

Net accumulated deferred income taxes	$26,845	$25,040

3.    DISCONTINUED OPERATIONS—ENERGY ATLANTIC

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market beginning in 1999, and continuing until March 1, 2000, when it began selling energy in the retail electricity market within the State of Maine. Maine’s retail electric market consists of two sectors, Standard Offer Service (“SOS”) and Competitive Energy Supply (“CES”). The MPUC requests bids from CES providers for SOS in each utility service territory.

In connection with its February 21, 2003 announced withdrawal from the retail electricity markets in northern Maine, EA ceased all of its energy marketing activities in MPS’s service territory, as well as the balance of the State, effective March 1, 2004, with the intent to stay inactive until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

Although Management will continue to monitor both U.S. and Canadian deregulated markets to evaluate the merits of possible re-entry into the deregulated electric energy retail market, it is doubtful that market conditions, credit requirements and risks will become favorable for re-entry. EA has no employees and its operations have been discontinued. The Company is not aware of any contingent liabilities related to this discontinued operation which would materially impact financial results.

The Company recognized a loss from discontinued operations of $0.25 per share for EA, classified as discontinued operations in the statement of consolidated operations. This loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA (in thousands of dollars):

	Year Ended December 31,
	2004	2003
Revenue	$572	$6,064
Expenses	(1,164)	(6,343)
Other income, deductions and interest	(86)	26

Pretax loss from discontinued operations	(678)	(253)
Income taxes	270	110

Loss from discontinued operations	$(408)	$(143)

Loss per share from discontinued operations (basic and diluted)	$(.25)	$(.09)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of December 31, 2004 and 2003 are as follows (in thousands of dollars):

	2004	2003
Assets
Cash and cash equivalents	$183	$1,161
Income tax benefit	263	68
Accounts Receivable	—	711
Other assets	21	84

Total Assets	$467	$2,024

Liabilities
Accounts payable	$67	$263
Other Liabilities	—	488

Total Liabilities	$67	$751

4.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines;

•	Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiary Mecel Properties Ltd and all of their real estate holdings; and

•	Unregulated energy marketing: EA, an inactive subsidiary.

The “Other” column presented in the table below summarizes unallocable expenses for the holding company, MAM and the inter-company eliminations. The segment information for 2003 and 2002 has been reclassified to conform to the 2004 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled approximately $639,000 for the year ended December 31, 2003. MAM provides certain administrative support services to MPS and its inactive subsidiary, The Maricor Group and its subsidiaries, and Maricor Properties Ltd and its subsidiary. MAM also provides minimal administrative services to its inactive subsidiary, EA. MPS provides certain support services to MAM and its unregulated subsidiaries, which include The Maricor Group and its subsidiaries and Maricor Properties and its subsidiaries. Service costs are billed to the respective entities at cost through inter-company transactions based on a combination of direct charges and allocations.

	(In thousands of dollars)
	Twelve Months Ended December 31, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$33,734	$—	$—	$—	$(1)	$33,733
Unregulated	—	3,412	54	—	(61)	3,405

Total Operating Revenues	33,734	3,412	54	—	(62)	37,138

Operating Expenses
Regulated Operation & Maintenance	14,065	—	—	—	—	14,065
Unregulated Operation & Maintenance	—	5,205	94	—	(56)	5,243
Depreciation	2,635	7	5	—	1	2,648
Amortization of Stranded Cost	9,583	—	—	—	—	9,583
Amortization	194	30	—	—	—	224
Taxes Other than Income	1,603	52	—	—	—	1,655
Income Taxes	1,662	(756)	(29)	—	(12)	865

Total Operating Expenses	29,742	4,538	70	—	(67)	34,283

Operating Income (Loss)	3,992	(1,126)	(16)	—	5	2,855

Other Income (Deductions)
Equity in Income of Associated Companies	204	—	—	—	—	204
Interest and Dividend Income	17	4	1	—	(20)	2
Other Income (Deductions)	(186)	(8)	—	—	(85)	(279)

Total Other Income (Deductions)	35	(4)	1	—	(105)	(73)

Income Before Interest Charges	4,027	(1,130)	(15)	—	(100)	2,782

Interest Charges	985	98	31	—	(58)	1,056

Income from Continuing Operations	3,042	(1,228)	(46)	—	(42)	1,726

Loss from Discontinued Operations	—	—	—	(408)	—	(408)

Net Income	$3,042	$(1,228)	$(46)	$(408)	$(42)	$1,318

Total Assets	$137,742	$9,941	$2,773	$467	$(117)	$150,806

Capital Expenditures	$6,276	$258	1,974	$—	$3	$8,511

	(In thousands of dollars)
	Twelve Months Ended December 31, 2003
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$31,748	$—	$—	$—	$(9)	$31,739
Unregulated	—	57	—	—	1	58

Total Operating Revenues	31,748	57	—	—	(8)	31,797

Operating Expenses
Regulated Operation & Maintenance	12,851	—	—	—	(43)	12,808
Unregulated Operation & Maintenance	638	288	—	—	(34)	892
Depreciation	2,647	—	—	—	—	2,647
Amortization of Stranded Cost	8,761	—	—	—	—	8,761
Amortization	206	—	—	—	—	206
Taxes Other than Income	1,460	—	—	—	—	1,460
Income Taxes	1,792	(98)	—	—	—	1,694

Total Operating Expenses	28,355	190	—	—	(77)	28,468

Operating Income (Loss)	3,393	(133)	—	—	69	3,329

Other Income (Deductions)
Equity in Income of Associated Companies	298	—	—	—	(26)	272
Interest and Dividend Income	21	—	—	—	(40)	(19)
Other Income (Deductions)	(258)	—	—	—	(78)	(336)

Total Other Income (Deductions)	61	—	—	—	(144)	(83)

Income Before Interest Charges	3,454	(133)	—	—	(75)	3,246

Interest Charges	323	—	—	—	(26)	297

Income from Continuing Operations	3,131	(133)	—	—	(49)	2,949

(Loss) Income from Discontinued Operations	—	—	—	(152)	9	(143)

Net Income	$3,131	$(133)	$—	$(152)	(40)	$2,806

Total Assets	$135,870	$1,169	$—	$2,024	$2,206	$141,269

Capital Expenditures	$4,609	$46	$—	$—	$221	$4,876

	(In thousands of dollars)
	Twelve Months Ended December 31, 2002
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$31,410	$—	$—	$—	$(9)	$31,401
Unregulated	—	—	—	—	—	—

Total Operating Revenues	31,410	—	—	—	(9)	31,401

Operating Expenses
Regulated Operation & Maintenance	13,093	—	—	—	(48)	13,045
Unregulated Operation & Maintenance	210	—	—	—	—	210
Depreciation	2,412	—	—	—	—	2,412
Amortization of Stranded Cost	8,761	—	—	—	—	8,761
Amortization	236	—	—	—	—	236
Taxes Other than Income	1,379	—	—	—	—	1,379
Income Taxes	1,908	—	—	—	—	1,908

Total Operating Expenses	27,999	—	—	—	(48)	27,951

Operating Income (Loss)	3,411	—	—	—	39	3,450

Other Income (Deductions)
Equity in Income of Associated Companies	280	—	—	—	—	280
Interest and Dividend Income	57	—	—	—	—	57
Other Income (Deductions)	(179)	—	—	—	(48)	(227)

Total Other Income (Deductions)	158	—	—	—	(48)	110

Income Before Interest Charges	3,569	—	—	—	(9)	3,560
Interest Charges	470	—	—	—	—	470

Income from Continuing Operations	3,099	—	—	—	(9)	3,090
Income from Discontinued Operations	—	—	—	3,444	9	3,453

Net Income	$3,099	$—	$—	$3,444	$—	$6,543

Total Assets	$135,662	$—	$—	$6,324	$—	$141,986

Capital Expenditures	$5,922	$—	$—	$7	$—	$5,929

Financial Information about Foreign and Domestic Operations

(In thousands of U.S. dollars)

	2004	2003	2002
Revenues:
Revenues from Domestic Operations:
MPS	$33,734	$31,748	$31,410
The Maricor Group	1,282	—	—

Subtotal	35,016	31,748	31,410

Revenues from Foreign Operations:
The Maricor Group, Canada	2,130	57	—
Maricor Properties, Ltd	54	—	—
Me&NB	—	—	—

Subtotal	2,184	57	—

Other	(62)	(8)	(9)

Total Operating Revenues	$37,138	$31,797	$31,401

Inter-Company Revenues:
Inter-Company Revenues from Domestic Operations:
MPS	$—	$—	$—
The Maricor Group	—	—	—

Subtotal	—	—	—

Inter-Company Revenues from Foreign Operations:
The Maricor Group, Canada	53	—	—
Maricor Properties, Ltd	54	—	—
Me&NB	—	—	—

Subtotal	107	—	—

Other	—	—	—

Discontinued Operations	—	9	9

Total Inter-Company Revenues	$107	$9	$9

Operating Income:
Operating Income (Loss) from Domestic Operations:
MPS	$4,009	$3,316	$3,418
The Maricor Group	(914)	—	—

Subtotal	3,095	3,316	3,418

Operating Income (Loss) from Foreign Operations:
The Maricor Group, Canada	(212)	(133)	—
Maricor Properties, Ltd	(16)	—	—
Me&NB	(17)	77	(7)

Subtotal	(245)	(56)	(7)

Other	5	69	39

Total Operating Income (Loss)	$2,855	$3,329	$3,450

Net Income:
Net Income (Loss) from Domestic Operations:
MPS	$3,054	$2,994	$3,089
The Maricor Group	(937)	—	—

Subtotal	2,117	2,994	3,089

Net Income (Loss) from Foreign Operations:
The Maricor Group, Canada	(291)	(133)	—
Maricor Properties, Ltd	(46)	—	—
Me&NB	(12)	137	10

Subtotal	(349)	4	10

Other	(42)	(49)	(9)

Discontinued Operations	(408)	(143)	3,453

Total Net Income (Loss)	$1,318	$2,806	$6,543

Identifiable Assets:
Identifiable Assets from Domestic Operations:
MPS	$137,572	$134,996	$134,883
The Maricor Group	3,882	—	—

Subtotal	141,454	134,996	134,883

Identifiable Assets from Foreign Operations:
The Maricor Group, Canada	6,059	1,169	—
Maricor Properties, Ltd	2,773	—	—
Me&NB	170	874	779

Subtotal	9,002	2,043	779

Other	(117)	2,206	—

Discontinued Operations	467	2,024	6,324

Total Identifiable Assets	$150,806	$141,269	$141,986

5.    INVESTMENTS IN ASSOCIATED COMPANIES

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the MEPCO, a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

Dividends received during 2004, 2003 and 2002 from Maine Yankee were $355,104, $301,050 and $99,828, respectively, and from MEPCO $7,249, $99,205 and $7,249, respectively. In 2004, 2003 and 2002, MPS also received Maine Yankee stock redemptions of $199,926, $524,724 and $375,277, respectively. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows (in thousands of dollars):

	Maine Yankee			MEPCO
	2004	2003	2002	2004	2003	2002
Earnings
Operating revenues	$62,032	$53,222	$58,924	$3,628	$3,792	$4,365
Earnings applicable to Common Stock	$2,494	$3,217	$3,947	$1,207	$1,258	$1,068
Company’s equity share of net earnings	$125	$161	$197	$90	$94	$80
Investment
Total assets	$478,299	$561,523	$679,975	$8,966	$8,100	$8,260
Less:
Long-term debt	—	2,680	21,600	—	—	—
Other liabilities and deferred credits	442,486	514,423	600,656	898	1,142	1,214

Net assets	$35,813	$44,420	$57,719	$8,068	$6,958	$7,046
MPS’s equity in net assets	$1,791	$2,221	$2,886	$604	$521	$528

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received
September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	150,110	July 11, 2002
September 26, 2002	33,900	1,695	225,166	October 4, 2002
December 18, 2002	33,800	1,690	224,502	January 9, 2003
September 25, 2003	45,200	2,260	300,222	October 14, 2003
December 17, 2003	30,100	1,505	199,926	January 7, 2004

	240,800	12,040	$1,599,410

6.    SHORT-TERM CREDIT ARRANGEMENTS

MPS has a revolving credit arrangement with two banks for borrowings up to $6 million, which is secured by a $6 million first mortgage bond, which is being renewed as of April 1, 2005. The first mortgage bonds are supported by the bondable additions of substantially all of MPS’s utility plant. The revolving credit agreement is subject to extension with the consent of the participating banks and has currently been extended through June 8, 2006. These agreements contain certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of December 31, 2004, MPS was in compliance with those covenants. MPS can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank’s share of the commitment amount, and B Loans, which are provided as arranged between MPS and each of the participating banks. The A Loans, at MPS’s option, bear interest equal to either the agent bank’s prime rate or LIBOR-based pricing. MPS also pays a quarterly commitment fee of .50% of the unused portion of the A Loans. The B Loans bear interest as arranged between MPS and the participating bank. As of December 31, 2004, A Loans of $3,000,000 were outstanding under the revolving credit arrangement at an interest rate of 3.6875%; B Loans of $200,000 were outstanding at an interest rate of 4.04%. As of December 31, 2003, A Loans for $5.0 million were outstanding under the revolving credit arrangement at an interest rate of

2.5625%, as well as a B Loan of $200,000 of 2.76%. At December 31, 2004, and 2003, the unused portion of the MPS $6.0 million revolving credit line was $2.8 million and $0.8 million, respectively.

On October 1, 2003, MPS executed an additional unsecured $3 million line of credit with the Bank of New York. This new facility expired on December 31, 2004, therefore, there was no balance outstanding or available as of December 31, 2004. At December 31, 2003, there was $1.0 million outstanding on this line of credit at an interest rate of 2.8125% and $2.0 million of available capacity.

The Maricor Group, US has a revolving credit arrangement with a bank for borrowings up to $1,000,000. This revolving credit arrangement was arranged on September 21, 2004, is for a term of 1 year and is subject to extension with the consent of the bank. The agreement contains certain restrictive covenants regarding debt service coverage tests beginning in 2005 and is secured by substantially all of the assets of RES and The Maricor Group, Canada Ltd. The agreement also requires that the outstanding balance of the revolving credit loan be paid down to a zero balance for 30 consecutive days every year commencing with January 1, 2005. As of December 31, 2004, there was $789,500 outstanding under the revolving credit arrangement at an interest rate of 4.28%, with $210,500 unused. This facility was not in place as of December 31, 2003.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

MPS has three issues of long-term debt with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine (“FAME”) 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68%, respectively.

At December 31, 2004, the fair value of these qualified cash flow hedges was $(1,471,000), reflecting a change in swap rates since the execution date. For the year ended December 31, 2004, the difference between the fixed rates and the underlying variable rates on the issues of approximately $854,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward variable debt pressures. The loss in fair value on the interest rate swaps from December 31, 2003, as compared to December 31, 2004, of $286,000 less the deferred tax of $114,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless MPS’s shareholder’s common equity falls below the minimum allowable 48 percent of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

On November 20, 2000, MPS purchased an interest cap of 6% that applied to the 2000 and 1996 Series of Maine Public Utilities Financing Bank’s (“MPUFB”) bonds issued on behalf of MPS with outstanding balances of $9 million and $13.6 million, respectively. The interest cap expired in November 2003.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008, on $11,450,000 of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $62,000 and $79,000 remaining at the end of 2004 and 2003, respectively, as a regulatory asset. The provider of the cap estimated its value at the end of 2004 at approximately $(4,000).

8.    LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. As of December 31, 2002, the proceeds in the trust account were $2.1 million. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.525 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 that expired in November 2003, that applied to the 2000 and 1996 Series, as described below. At the end of 2004, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.68%, issuance costs and credit enhancement fees since issuance were 7.14%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which has been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. At the end of 2004, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.57%, issuance costs and credit enhancement fees were 6.13%.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (“Notes”) on behalf of MPS. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.4 million at the end of 2004 and 2003. MPS has issued $4.0 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2004, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 3.81%.

The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS’s revolving credit arrangement in Note 6, “Short-Term Credit Arrangements.”

The first and second mortgage bonds described above that secure MPS’s long-term debt are supported by the bondable additions of substantially all of MPS’s utility plant.

On November 22, 2004, MPS entered into a $6,000,000, unsecured, 7-year term loan with Fleet National Bank. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’ revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of LIBOR plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

On August 12, 2004, Maine & Maritimes Corporation entered into a $2,000,000, unsecured, two-year term loan with Katahdin Trust Company. The proceeds of the loan were used to acquire and renovate certain real estate assets in Moncton, New Brunswick, Canada. The loan requires interest-only payments from September 12, 2004 through maturity at a variable interest rate of Three-Month LIBOR plus 2.65%.

On September 21, 2004, The Maricor Group entered into a $2,200,000 secured, 10 year term loan with Banknorth N.A. The proceeds of the loan were used, in part, for the acquisition of the common stock of RES Engineering and Morris & Richard Consulting Engineers. The loan is secured by substantially all the assets of RES Engineering and The Maricor Group, Canada Ltd and is guaranteed by Maine & Maritimes Corporation, RES Engineering and The Maricor Group, Canada Ltd. The loan agreement contains certain covenants requiring the maintenance of minimum Debt Service Coverage beginning in 2005. The loan requires interest-only payments at a variable interest rate of One Month LIBOR plus 2.00% through September 1, 2007. Quarterly, principal payments of approximately $79,000 commence October 1, 2007 through maturity at September 1, 2014.

9.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June of 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years. As of December 31, 2004, the CEO is the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The effect of the grants on compensation expense for the year ended December 31, 2004 and 2003 were $15,000 and, $12,000, respectively. No compensation expense was recorded in 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants: dividend yield of 3.8%; expected volatility of 20%; risk-free interest rate of 3.94%; and expected lives of seven (7) years from the grant date.

A summary of the status of the Company’s stock option plan as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

	2004		2003
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	10,500	$30.28	5,250	$30.45
Granted	5,250	32.00	5,250	32.51
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31	15,750	$30.85	10,500	$31.48

Options exercisable at December 31	0		0
Weighted-average fair value of options granted	$3.13		$6.03

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$30.10 - $32.00	15,750	8.42 years	$30.85	—	—

Dilutive earnings per share impact of outstanding stock options:

	2004	2003	2002
Net Income (in thousands)	$1,318	$2,806	$6,543
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,612,696	1,575,066	1,573,865
Dilutive effect of common stock options	13,125	7,585	2,625
Shares used in computation of net income per common share assuming dilution	1,625,821	1,582,651	1,576,490
Net income per share basic	$.82	$1.78	$4.16
Net income per common share diluted	$.81	$1.77	$4.15

10.    BENEFIT PROGRAMS

The Company provides certain pension, postretirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. Competitive market-based total compensation benchmarks include funded benefit programs, salary, bonuses, incentives, and commissions. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Canadian Pension Plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

U. S. Defined Benefit Pension Plan

The Company has an insured non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Non-regulated employees are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company plans to contribute approximately $625,000 to the pension plan for 2004 in 2005 prior to the filing of its 2004 corporate income tax return.

The Company made tax-deductible contributions of $409,000 for the 2003 plan year in December 2003 and $276,570 for the 2002 plan year in January 2003.

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, totaling approximately 13.5% in 2004 and 12.2% in 2003. The plan also covers retiree medical coverage for employees of Maine Public Service Company, the regulated utility. In 2002, certain amendments were made to the plan, including the following: Effective with retirements after January 1, 1995, and employees hired before January 1, 2003, retirees will be eligible for retiree medical coverage after completing twenty years of service, subject to a contribution schedule. Employees hired after January 1, 2003, will be eligible for retiree medical coverage after completing twenty-five years of service; however, their spouse will not be eligible for coverage. For employees hired after December 31, 1999, and prior to January 1, 2003, spousal retiree medical coverage ceases upon the spouse’s attainment of age 65. Retirees who were hired before January 1, 2003, will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution declining to $69.33 per month until age 65 and $21.62 per month thereafter for thirty or more years of service. Retirees who were hired after January 1, 2003, will contribute to the cost of their coverage starting at 70% for retirees with twenty-five years of service and declining to the above-mentioned monthly amounts for thirty or more years of service. The above amendments in plan provisions have been incorporated into the calculation of the related actuarial benefit obligation.

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred postretirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. The Company made a payment of $354,000 to fund the 401(h) sub-account of the Pension Trust for non-union retiree medical payments on September 14, 2000, and $92,190 on June 19, 2003. On December 28, 1999, and December 27, 2001, the Company made payments of $2.1 million and $641,000, respectively, to a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future postretirement health care costs at such time as customers are paying for these costs in their rates. For purposes of determining the accrued postretirement benefit cost as of December 31, 2004, the health care cost trend rate used was 8.0% in 2004 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the trend rates would have the following effects:

	One-Percentage-Point
(In thousands of dollars)	Increase	Decrease
Effect on total cost of service and interest cost components	$130	$(103)
Effect on postretirement benefit obligation	$1,430	$(1,161)

The following table sets forth the plans’ change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 2004, and 2003, (in thousands of dollars):

	Pension Benefits		Health Care Benefits
	2004	2003	2004	2003
Changes in benefit obligation
Benefit obligation at beginning of year	$19,072	$17,839	$9,626	$8,924
Service cost	479	430	194	193
Interest cost	1,138	1,144	535	539
Actuarial gain (loss)	373	992	(513)	488
Employee’s contributions	—	—	28	31
Benefits paid	(1,061)	(1,219)	(542)	(549)
Administrative expenses	(138)	(114)	—	—

Benefit obligation at end of year	19,863	19,072	9,328	9,626

Change in plan assets
Fair value of plan assets at Beginning of year	14,896	13,330	2,634	2,336
Actual return on plan assets	935	2,213	160	393
Employee contributions	—	—	29	31
Employer contribution	—	686	326	423
Benefits paid	(1,061)	(1,219)	(542)	(549)
Removal of assets for guaranteed insurance contracts *	(1,009)	—	—	—
Administrative expenses	(138)	(114)	—	—

Fair value of plan assets at end of year	13,623	14,896	2,607	2,634

Funded Status (Benefit Obligation—Fair Value at end of year)	(6,240)	(4,176)	(6,721)	(6,992)
Unrecognized transition Obligation	—	—	1,129	1,272
Unrecognized prior service costs	479	569	(407)	(467)
Unrecognized net actuarial loss	3,186	1,651	4,166	4,807

Accrued benefit cost	$(2,575)	$(1,956)	$(1,833)	$(1,380)

Weighted-average assumptions as of December 31 (measurement date)
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

*	During 2004, the Company identified guaranteed contracts for the settlement of pension obligations which were included in the plan assets and plan obligations in error. The effect of the correction of this error increased the FAS 87 recognized pension expense by $70,632 for 2004. The reduction in plan assets and plan obligations were $1.0 million and $0.65 million respectively.

	Target Allocation 2005	Percentage of Plan Assets at December 31,
		2004	2003
Plan Assets

Pension Plan
Asset Category
Equity Securities	60-70%	67%	52%
Debt Securities	30-40%	33%	36%
Real Estate	0%	0%	0%
Other	0%	0%	12%

Total		100%	100%

Health Care Benefits
Asset Category
Equity Securities	60-75%	66%	61%
Debt Securities	25-40%	34%	39%
Real Estate	0%	0%	0%
Other	0-5%	0%	0%

Total		100%	100%

The investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk. The target rate of return for the portfolio will be 8.5% with the goal of exceeding returns of the S&P 500 on the equity side and the Lehman Brothers Aggregate Bond Index on the fixed income side.

The following table sets forth the plans’ net periodic benefit cost for 2004, 2003 and 2002:

(In thousands of dollars)	Pension Benefits			Health Care Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$478	$430	$411	$194	$193	$175
Interest cost	1,138	1,144	1,132	535	539	577
Expected return on plan assets	(1,123)	(1,239)	(1,279)	(216)	(195)	(218)
Amortization of transition obligation	0	(16)	(77)	143	142	213
Amortization of prior service cost	90	90	90	(60)	(60)	(60)
Recognized net actuarial (gain)	35	—	—	184	192	176

Net periodic benefit cost	$618	$409	$277	$780	$811	$863

Additional FAS 88 Termination Benefit	$—	$—	$231	$—	$—	$171

In November 2002, a Voluntary Early Retirement Program (“VERP”) was offered to employees age 59 and over with 16 years of service. Of the 13 employees eligible for the program, 10 accepted the program and retired effective January 1, 2003. The impact of the VERP is included in “Additional FAS 88 Termination Benefit,” above.

	Pension Benefits	Health Care Benefits
	Employer	Employer	Participants
Cash Flows

Contributions
2003	$658,570	$422,804	$30,707
2004	0	326,460	28,726
Expected 2005	624,927	322,630	27,223

Benefit Payments
2003	$1,219,266	$549,089
2004	1,061,009	542,828

Estimated Future Benefit Payments
2005	$1,017,854	$579,164
2006	1,007,321	396,061
2007	1,002,067	396,009
2008	999,430	401,527
2009	1,013,777	402,706
Years 2010 – 2014	5,812,743	2,587,469

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, “Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). Under the Act, the Company may be entitled to a subsidy for its prescription drug benefit costs and the effect can be reflected in postretirement medical expense if the effect of the subsidy can be reasonably estimated. The information assumes that the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy.

The subsidy for a plan sponsor is 28% of a participant’s annual drug costs between $250 and $5,000, which amounts to a maximum subsidy per participant of $1,330. For the employer to receive this subsidy for any particular participant, that participant must decline coverage in Medicare’s Part D drug program.

Prior to recognition of the new Medicare Prescription Drug Program, the 2004 net periodic post-retirement benefit cost would have been approximately $890,000. Therefore, recognition of the subsidy reduced the 2004 net periodic post-retirement benefit cost by approximately $110,000. The related reduction in the accumulated post-retirement benefit obligation was approximately $789,000, or about 8.2%. This reduction was based on an estimate by the Company’s actuary and any actual reduction may differ from this amount in the future.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation, an increase from 1% effective January 1, 2001. Participants are 100% vested at all times in contributions made on their behalf. The Company’s matching contributions to the plan were approximately $104,000, $112,000 and $117,000 in 2004, 2003, and 2002, respectively. The Company also offers a Canadian Pension Plan similar to a 401(k) plan for Canadian employees. The Company matches employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables, and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2004, the Company’s long-term debt had a carrying value and a fair value of approximately $39.4 million.

12.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2004 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER04-894-001

On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the “2004 OATT”) to modify its transmission rates. Under the proposed 2004 OATT, the new transmission rate for wholesale customers became effective on June 1, 2004, subject to a customer refund that may occur as a result of the proceeding or potential settlement negotiations. The transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represents an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS has received and is responding to data requests from interveners in the proceeding. The new transmission rate for retail customers also became effective on July 1, 2004, and is also subject to a customer refund that may occur as a result of the 2004 OATT proceeding or potential settlement negotiations. MPS’s related State compliance filing for the retail transmission rates which became effective on July 1, 2004, was approved by the MPUC on June 17, 2004. MPS cannot predict with certainty the outcome of the 2004 OATT proceeding; however, settlement discussions are currently underway and may resolve the remaining minor issues in the proceeding.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002

On May 8, 2001, the MPUC issued a notice of investigation to determine whether MPS’s annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, MPS filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding was an insurance refund associated with Maine Yankee, of which MPS’s share is $1,005,000. As of December 31, 2001, MPS reflected the refund as a miscellaneous deferred credit. In February, 2002, $854,000 of the refund was applied to stranded costs and $151,000 of the refund was applied to other non-operating revenue. A Stipulation placed before the MPUC in January, 2002 included annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with MPS’s shareholders, thereby leaving the rates charged to retail customers the same. This Stipulation was approved by the MPUC on January 7, 2002, and the appropriate order was issued on February 27, 2002.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates must be changed effective March 1, 2004 to reflect any changes in MPS’s stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the “rate effective period” beginning March 1, 2004 and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004 was $11,540,000. Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004 through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS’s stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the “deferred fuel account”) during the respective rate effective period at its net-of-tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003 applied against its unrecovered deferred fuel balance. From November 1, 2003 to December 31, 2003 MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004 prior to any adjustment was projected to be $18,838,000. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004 of $21,734,000. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004 adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004 will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company recorded deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. Earnings from carrying charges on the Company’s stranded costs in 2004 were approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions to relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in

2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management is analyzing means to mitigate the impact of this stipulation on future net income and cash flows.

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

FERC Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002, in FERC Docket No. ER00-1053, a proceeding related to MPS’s Open Access Transmission Tariff (“OATT”). On August 6, 2002, MPS notified the MPUC of its intention to implement the associated transmission component of its retail T&D rates, with the new rates effective October 1, 2002. The FERC maintains jurisdiction over all transmission rates. This implementation increased overall delivery rates by approximately 2%. MPS increased its transmission rates subject to refund and issuance of a final order by FERC, which was issued in March, 2003.

FERC Open Access Transmission Tariff (“OATT”) Filing

Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding. In general, MPS is seeking a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues. The return on common equity used in determining the rate of return on transmission rate base will remained at 11%. In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004.

Seabrook Nuclear Power Project

In 1986, MPS sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and the FERC allowed recovery of MPS’s remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

Recoverable Seabrook costs at December 31, 2004, and 2003, are as follows (in thousands of dollars):

	2004	2003
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(30,358)	(29,247)

Recoverable Seabrook Costs, Net of Amortization	$12,778	$13,889

In March 2000, MPS was allowed to offset $7.0 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain, as detailed in “Capacity Arrangements-Generating Asset Sale,” below. The decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February, 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March, 2000, as described in “MPUC Approves Elements of Rates Effective March 1, 2000,” above.

Nuclear Insurance

In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for “events” or “accidents” occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on MPS’s 5% equity ownership in Maine Yankee (see Note 5, “Investments in Associated Companies”), MPS’s share of any retrospective premium would not exceed approximately $1.8 million or $.5 million annually, without considering inflation indexing.

Generating Asset Sale

On July 7, 1998, MPS and WPS Power Development, Inc., (“WPS-PDI”) signed a purchase and sale agreement for MPS’s electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which was 3.2 times higher than the net book value of the assets. The gain from the asset sale reduced stranded cost revenue requirements, as discussed in “MPUC Approves Elements of Rates Effective March 1, 2000,” above.

On June 8, 1999, after receiving all of the major regulatory approvals, MPS completed the sale to WPS-PDI for $37.4 million. MPS’s 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, were used to reduce MPS’s debt. The gain from the sale was deferred, and recognized according to the MPUC’s decision on MPS’s determination of stranded costs, transmission and distribution costs, and rate design. The components of the deferred gain were as follows (in thousands of dollars):

Gross proceeds *	$38.6
Settlement adjustments	(.1)

Net proceeds	38.5
Net book value	(11.5)
Excess taxes on sale of Canadian Assets	(3.4)
Transition costs, net	(1.9)
Other	.7

Available deferred gain	22.4
Utilization of available value per MPUC orders	(22.4)

Remaining deferred gain	$0

*	Gross proceeds were increased by $1.05 million before tax in September 2001 due to an MPUC approved settlement between CMP and other former owners of Wyman Unit No. 4, including MPS. The proceeds increased the deferred gain and further reduced stranded costs.

With the sale of MPS’s generating assets in June, 1999, MPS purchased energy from the new owners under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy.

As part of the generating asset sale on June 8, 1999, MPS has entered into two indemnity obligations with the purchaser, WPS-PDI. First, MPS will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, MPS has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“MY”), which operated an 860 MW nuclear power plant in Wiscasset, Maine that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2004, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $14.3 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission. Maine Yankee’s License Termination Plan was approved without any unexpected conditions. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

MEPCO

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”). MEPCO owns and operates a 345-KV (“kilovolt”) transmission line approximately 180 miles long which connects the NB Power system with the New England Power Pool.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10 million through the end of the original term in exchange for an up-front payment of $8.7 million in May, 1998. The MPUC’s December, 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost” in the accompanying balance sheet related to this contract is $25.5 million and $20.5 million at December 31, 2004, and 2003, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000 were $2.6 million. Purchases from WS after March 1, 2000 are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $24.1 million from January 1, 2005, through 2006. MPS has entered a contract whereby WPS-PDI takes delivery of the power through February 28, 2002, at market prices, and beginning March 1, 2002, through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, took delivery of 40% of WS’s output and WPS-PDI will take the remainder. Beginning March 1, 2004, WPS-PDI has taken 100% of WS’s output.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The initial cost of the ten-year program was estimated to be $5 million and, as of December 31, 2004, $1.04 million has been spent on this effort.

Off-Balance Sheet Arrangements

The Company does not have any variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003. Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2004, and 2003 (in thousands of dollars):

	2004	2003
Office Equipment	$19	$—
Building	66	—
Vehicles	10	—
Computer Hardware and Software	137	53
Rights of Way	32	29
Field Equipment	22	21

Total	$286	$103

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(In thousands of dollars)
2005	$196
2006	$144
2007	$105
2008	$106
2009	$107

Maricor Properties Leases

Maricor Properties leases office space to the Eastcan and M&R operating divisions of The Maricor Group, Canada Ltd. Maricor Properties also has a lease for office space to an outside third party. All three of these leases are operating leases and any inter-company profit from rental revenue has been eliminated in consolidation. The minimum lease revenue expected from the single third party lease arrangement does not include utilities and maintenance expenses that will be paid by the third party.

5-Year Minimum Lease for External Party Lease

2005	$48,680
2006	$48,680
2007	$48,680
2008	$48,680
2009	$48,680

Financial Information System Hosting Agreement

In December of 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $450,000 for 2004, $510,000 for 2005, and $575,000 per year for years 2006-2013.

13.    GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified for financial statements for interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of our agreements that Management has determined are within the scope of FIN 45.

As permitted under Maine law, the Company has agreements that indemnify the Company’s Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the Officer’s or Director’s lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, no liability is recorded for these agreements as of December 31, 2004.

14.    ACQUISITIONS

2003 Acquisition

On December 1, 2003, the Company’s Canadian subsidiary, The Maricor Group, Canada Ltd, acquired all of the outstanding common shares of Eastcan Consultants, Inc., a closely held Canadian corporation. The results of Eastcan’s operations have been included in the consolidated financial statements since that date. Eastcan is a mechanical and electrical engineering service firm located in Moncton, NB, Canada.

The aggregate purchase price was $718,000, consisting of 5,529 shares of MAM common stock valued at $194,000, $397,000 of cash, $5,000 in unrealized foreign exchange gain from the date of stock valuation to the closing date, and $122,000 in external costs for the acquisition. The value of the 5,529 common shares issued was determined based on the average market price of the Company’s common shares over the 10–day period ending five day before the acquisition and was $35.01 per share. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company valued the intangible assets as of the date of acquisition and no further refinement is expected.

At December 1, 2003

(In thousands of dollars)

Current assets	$315
Property, plant, and equipment	40
Intangible assets	138
Goodwill	415

Total assets acquired	908

Current liabilities	(190)
Long-term debt	—

Total liabilities assumed	(190)

Net assets acquired	$718

Of the $138,000 of acquired intangible assets, the Company assigned $30,000 to the expected profits in the firm contract backlog and this is subject to amortization as the contracts are completed, which occurred during 2004. The Company assigned $108,000 to the value of the client list and relationships established by Eastcan. The client list amortization is over a three-year life.

The Company assigned the entire goodwill of $415,000 to the unregulated segment. The goodwill is not deductible for tax purposes under Canadian tax rules.

2004 Acquisitions

During 2004, the Company acquired three entities, none of which individually is deemed material. The total cost of the acquisitions was $6,001,000, consisting of 54,332 shares of MAM common stock, valued at $1,677,000, $3,624,000 of cash and $700,000 of external costs for the acquisition. The per share value of the 54,332 common shares issued was determined based on the average market price of the Company’s common shares over the ten business days ending on the fifth day prior to the acquisitions. The aggregate amount of goodwill and other intangible assets arising from the acquisitions was $5,210,000, and is reported in the unregulated engineering services and unregulated real estate operating segments. The Company is still in the process of valuing certain assets and liabilities related to these acquisitions. Accordingly, allocation of the purchase price is subject to modification in the future.

Following is a brief description of each of the entities acquired:

•	Morris & Richard Consulting Engineers Limited (“M&R”), a mechanical and electrical engineering services firm headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004, a division of The Maricor Group, Canada Ltd.

•	Mecel Properties Limited, a real estate holding company headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004, a wholly-owned subsidiary of Maricor Properties Ltd.

•	RES Engineering Inc. (“RES”), a mechanical and electrical engineering services firm headquartered in Hudson, Massachusetts, acquired on June 15, 2004, a wholly-owned subsidiary of The Maricor Group.

Under the terms of the agreements, the former shareholders of these companies are prohibited from selling their shares of stock for a certain period after the acquisition. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference. Also, the former shareholders are entitled to additional cash consideration of up to $1.7 million, payable at specific dates through 2007, if certain future targets are met. If these targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, increasing the amount of goodwill. Currently, $535,000 of this additional consideration has been placed in escrow and is recorded on the balance sheet as a restricted investment, related to certain potential purchase price adjustments.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the three acquisitions made during 2004. None of these acquisitions were deemed individually material. Although the Company has estimated the fair value of the assets acquired and liabilities assumed related to these acquisitions, the final allocation of purchase price is subject to modification in the future. In accordance with its accounting policy on goodwill in Footnote 1, the Company is establishing a date for testing any possible impairment of goodwill.

Current Assets	$1,887
Property, Plant, & Equipment	574
Goodwill	5,210
Intangibles	—

Total Assets Acquired	7,671

Current Liabilities	1,670
Long-Term Debt	—

Total Liabilities Assumed	1,670

Net Assets Acquired	$6,001

Goodwill is deductible for tax purposes in the United States for the acquisition of RES. Goodwill is not deductible in Canada for the acquisitions of M&R and Eastcan. The deductibility of goodwill is subject to the details of each individual transaction.

The following unaudited Pro Forma information represents the 2004 acquisitions of M&R and RES as if they had been owned from the beginning of the year ending 2004. Mecel Properties was acquired as a holding company and owns the building in which M&R resides. There is no revenue or profit in the pro forma numbers below related to Mecel as these intercompany revenues and profits are eliminated in consolidation.

	(In thousands of dollars, except per share information)
Consolidated Pro Forma (unaudited)	Income Statement As Presented 2004	Income Statement Pro Forma Additions 2004	Income Statement Pro Forma 2004
Operating Revenues
Regulated	$33,733	$—	$33,733
Unregulated	3,405	3,485	6,890

Total Revenues	$37,138	$3,485	$40,623

Net Income (Loss) from Continuing Operations	$1,726	$(603)	$1,123

Discontinued Operations
Loss from Discontinued Operations (including loss on disposal of $69 in 2004)	(678)	—	(678)
Income Tax Benefit	270	—	270

Loss from Discontinued Operations	(408)	—	(408)

Net Income (Loss) Available for Common Stockholders	$1,318	$(603)	$715

Average Shares Outstanding	1,612,696	1,612,696	1,612,696
Average Shares Outstanding—Diluted	1,625,821	1,625,821	1,625,821
Basic Earnings (Loss) Per Share of Common Stock From Continuing Operations	$1.07	$(0.37)	$0.70
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.25)	—	(0.25)

Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.82	$(0.37)	$0.45

Diluted Earnings (Loss) Per Share of Common Stock From Continuing Operations	$1.06	$(0.37)	$0.69
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.25)	—	(0.25)

Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.81	$(0.37)	$0.44

Property Addition

During the third quarter of 2004, the Company purchased real property which is reported in the unregulated real estate operating segment. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”), as well as an adjacent home. The home has been demolished and converted into parking space, allowing for ownership of a complete city block within Moncton, New Brunswick, consisting of the mid-rise office building and parking. Maricor Properties Ltd is undertaking significant renovations of the mid-rise office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations are being provided by the Eastcan division of The Maricor Group, Canada, who has relocated to the Vaughan Harvey Property. With the space occupied by the Eastcan division of The Maricor Group, Canada, and space leased under five-year leases with five-year renewals, approximately 40% of the facility is occupied. The transaction to acquire this property, including the total investment and budgeted redevelopment cost, is estimated to be approximately $2.0 million.

As a part of the acquisition of the Vaughan Harvey Property, a participation in the project was granted to the Ashford Group, a group of real estate development and management companies located in Moncton, New Brunswick. Ashford Investments, Inc. controlled the rights to acquire the real estate and assigned their right to Maricor Properties Ltd for certain considerations. Ashford Properties, Inc., which will serve as the outsourced facilities management group for the building, can earn up to thirty percent economic ownership in the building depending upon the pace of leasing of the facility. Should the facility not be leased to a target level by a set date, their ownership will decline to twenty percent. Under the agreement, the Ashford Group will not share in income or cash flows for ten years or until the time of sale, whichever comes first. As of December 31, 2004, Ashford Properties, Inc. has earned no economic ownership. In addition to the real estate participation, for the grant of participation, which includes no control rights, MAM received a right-of-first refusal on all real estate holdings of the Ashford Group, as well as the company and its subsidiaries.

In addition, Maricor Properties received the right-of-first refusal on all future projects developed by the Ashford Group. In addition, the Ashford Group released The Maricor Group, Canada from its lease of office space owned by the Ashford Group, allowing The Maricor Group, Canada to relocate to the Vaughan Harvey Property (to be called The Maricor Building) during the fourth quarter of 2004.

15.    SUBSEQUENT EVENT

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that will complement MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is headquartered in Presque Isle, Maine, with offices in Portland, Maine. The total purchase price at closing was approximately $1.0 million, which is in the form of preferred shares of convertible stock of approximately $950,000 and $50,000 in cash, in exchange for software and an immaterial amount of net assets. Additional cash or stock consideration between $200,000 and $600,000 will be paid to the seller depending on the exercise of options available to the buyer and seller during the four-year period following closing. Two new employees involved with the development of the software were added to MTI.

16.    QUARTERLY INFORMATION (UNAUDITED)

The following tables summarize the quarterly financial data for the two years ended December 31, 2004:

	(Dollars in thousands, except per share amounts)
	2004 by Quarter
	1st	2nd	3rd	4th
Operating Revenues
Regulated Electric Utility	$10,209	$6,881	$7,215	$9,429
Unregulated Engineering Services	290	625	1,292	1,205
Unregulated Real Estate Holdings	—	—	17	37
Other	(1)	1	(25)	(37)

Total Revenues	10,498	7,507	8,499	10,634
Operating Expenses	8,302	7,554	8,583	9,844

Operating Income (Loss)	2,196	(47)	(84)	790
Other Income (Deductions)	(54)	27	(86)	40

Income (Loss) Before Interest Charges	2,142	(20)	(170)	830
Interest Charges	234	255	256	311

Income From Continuing Operations	1,908	(275)	(426)	519
Loss from Discontinued Operations	(358)	(33)	(6)	(11)

Net Income (Loss)	$1,550	$(308)	$(432)	$508

Earnings Per Share	$0.98	$(0.19)	$(0.26)	$0.31

	(Dollars in thousands except per share amounts)
	2003 by Quarter
	1st	2nd	3rd	4th
Operating Revenues
Regulated Electric Utility	$9,580	$6,322	$6,826	$9,020
Unregulated Engineering Services	—	—	—	57
Unregulated Real Estate Holdings	—	—	—	—
Other	—	—	(3)	(5)

Total Revenues	9,580	6,322	6,823	9,072
Operating Expenses	7,375	6,620	6,394	8,079

Operating Income (Loss)	2,205	(298)	429	993
Other Income (Deductions)	(211)	23	(52)	157

Income (Loss) Before Interest Charges	1,994	(275)	377	1,150
Interest Charges	56	(1)	19	223

Income From Continuing Operations	1,938	(274)	358	927
Income (Loss) from Discontinued Operations	2	38	(93)	(90)

Net Income (Loss)	$1,940	$(236)	$265	$837

Earnings Per Share	$1.23	$(0.15)	$0.17	$0.53

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

For information regarding change in Accountants, see MAM Form 8-K dated August 23, 2004, which is incorporated in this section by this reference. There were no disagreements with the accountants.

Item 9A. Controls and Procedures

1.	Evaluation of disclosure controls and procedures.

Based on reviews by the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of the Company’s disclosure controls and procedures, conducted within 90 days of the filing of this Form 10-K, as evidenced by the certifications appearing at the end of this Form 10-K, the aforementioned Officers have concluded that the controls are working effectively.

2.	Changes in Internal Controls

As reported in previous 2004 filings, the Company implemented a new Oracle-based accounting system that was put in service April 1, 2004. This new fully integrated financial reporting system provides the ability to track costs by project and accommodate growth. The internal controls over financial reporting that are external to the system have not changed significantly since the prior quarter. Additional compensating controls have been implemented to mitigate the risk of material misstatement due to the implementation of the new system. The new Oracle-based accounting system is being utilized by MAM and MPS, but has not yet been implemented within the unregulated engineering subsidiaries.

The Company has acquired three mechanical and electrical engineering services companies, and a wholly-owned technology-based subsidiary, which are currently being integrated. As the integration of these acquisitions is implemented, existing controls of these companies are being assessed and some controls modified to be consistent with the other MAM companies. The Company has performed detailed procedures on the opening balance sheet amounts and analyzed the activity since the time of the acquisitions. Management believes that these compensating controls are adequate to prevent material misstatement in financial reporting as a result of these changes.

The Company is taking actions to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting. The date for compliance with the regulation for non-advanced filers is for the fiscal year 2006, which was recently amended by the SEC from the original amended date of fiscal year 2005. The Company is currently assessing the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

There have not been any other significant changes in the Company’s internal controls or in other factors that could significantly offset these controls subsequent to the date of their evaluation. There were also no corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with regard to the Directors of the registrant is set forth in the Proxy Statement of the registrant relating to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by this reference. Certain information regarding Executive Officers is set forth below and also in the Proxy Statement of the registrant relating to the 2005 Annual Meeting of Stockholders, under “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” which information is incorporated by this reference. We have adopted a Code of Ethics for Senior Officers and all other Principal Executive Officers and Managers that applies to our Chief Executive Officer, Chief Financial Officer and other Senior Financial Officers. The code of ethics is publicly available on our website at www.maineandmaritimes.com.

Executive Officers

The Executive Officers of the registrant are as follows:

Name		Age	Office Continuously Held Since
J. Nicholas Bayne	President and Chief Executive Officer	51	9/01/02

Kurt A. Tornquist	Senior Vice President and Chief Financial Officer, Treasurer	45	7/11/03

Michael I. Williams	Vice President, Chief Accounting Officer, Controller, Clerk, Assistant Treasurer & Assistant Secretary	37	9/02/04

John P. Havrilla	Vice President, Business Development And Unregulated Businesses	47	11/15/02

Annette N. Arribas	Vice President, Corporate Compliance and Investor Relations	40	3/05/04

Patrick C. Cannon	Esquire, General Counsel and Secretary	33	12/01/04

James Nicholas (Nick) Bayne, age 51, President and Chief Executive Officer and Member of the Board of Directors

Mr. Bayne has extensive executive management experience in the regulated and unregulated energy, electric utility and economic/real estate development industries. He has served as an executive consultant to the energy and information technologies industries; CEO of Aspect, LP, a Houston-based energy risk management and FASB 133 ASP software firm; Senior Vice President for Energy Sales and Operations for Duke Energy’s unregulated retail energy services company; Vice President of Marketing, Economic Development and Participant Services for MEAG Power; President of the Business and Industrial Development Corporation; and positions with Carolina Light & Power Company and Central Electric Power Cooperative, Inc. He holds a degree in environmental science technology from Southwestern Community College and undertook graduate studies and holds a Bachelor’s degree with a concentration in business administration and economic geography from the University of South Carolina.

Kurt A. Tornquist, age 45, Senior Vice President, Chief Financial Officer and Treasurer.

A Certified Public Accountant and Certified Managerial Accountant, Mr. Tornquist formerly served as Controller for Maine Public Service Company. He is responsible for the Corporation’s accounting and treasury operations, including financial planning, internal controls and implementation of financial policies. Prior to joining Maine Public Service Company in 1992, he held the position of Manager of Financial Accounting with a major international paper company and as an auditor with one of the nation’s leading accounting firms. He is a graduate of the University of Maine and of Wharton’s Advanced Management Program.

Michael I. Williams, age 37, Vice President, Chief Accounting Officer, Controller, Clerk, Assistant Treasurer, and Assistant Secretary.

A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over fifteen years of experience, including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings ten years of experience in the utilities industry with Bangor Hydro-Electric Company, his employer prior to joining Maine & Maritimes Corporation. He is a graduate of the University of Maine.

John P. Havrilla, age 47, Vice President, Business Development and Unregulated Businesses.

Mr. Havrilla manages Maine & Maritimes Corporation’s unregulated operations, The Maricor Group U.S. and The Maricor Group, Canada, serving as Chief Operating Officer of these subsidiaries. He has more than twenty years of electric and natural gas industry experience, as well as consulting engineering experience in both regulated and unregulated environments. Prior to joining the Company, he served as an executive energy and engineering consultant to the electric utilities and industrial sectors. He served as Vice President of Strategic and Financial Systems and Corporate Secretary for Duke Energy’s unregulated retail energy services company serving the U.S. and Canada. He has also served in positions with Duke Power and New York State Electric & Gas. Mr. Havrilla holds a Bachelor of Science in Electrical Engineering Technology from the Pennsylvania State University and is a Licensed Professional Engineer in the States of Maine and New York.

Annette N. Arribas, age 40, Vice President, Corporate Compliance and Investor Relations.

Ms. Arribas is responsible for enterprise-wide corporate compliance and investor relations. Her experience includes having worked in both the regulated and unregulated electric energy sectors, as well as managerial and investor relations positions in the banking and insurance/investment industries. She holds a Master’s in Business Administration degree from the University of Maine—Graduate School of Business, a Bachelor of Arts degree in Management from the University of Maine, and is a graduate of the Investor Relations Program of the National Investor Relations Institute at the University of Michigan Business School. Ms. Arribas has worked at Maine & Maritimes or its affiliates since February 1997.

Patrick C. Cannon, Esquire, 33, General Counsel and Secretary.

Mr. Cannon serves as General Counsel and Secretary. He is responsible for managing legal affairs for the Company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation, Mr. Cannon spent seven years in private practice with the law firms of Davis Wright Tremaine LLP in Seattle, Washington and Parsons Behle & Latimer in Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 11, 2005.

There are no family relationships among Executive Officers.

Item 11. Executive Compensation

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14. Principal Accountant Services and Fees.

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2005 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statement Schedules

Consolidated Financial Statements are included in Part II—Item 8 of this report.

Schedule II—Valuation of Qualifying Accounts and Reserves.

All other schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibits for Maine & Maritimes Corporation are listed in the Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 24th of March, 2005.

MAINE & MARITIMES CORPORATION

By:	/s/ MICHAEL I. WILLIAMS
Michael I. Williams
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. MELVIN HOVEY (G. Melvin Hovey)	Chairman of the Board and Director	3/21/2005

/s/ J. NICHOLAS BAYNE (J. Nicholas Bayne)	President & CEO and Director	3/24/2005

/s/ ROBERT E. ANDERSON (Robert E. Anderson)	Director	3/19/2005

/s/ D. JAMES DAIGLE (D. James Daigle)	Director	3/21/2005

/s/ RICHARD G. DAIGLE (Richard G. Daigle)	Director	3/21/2005

/s/ DAVID N. FELCH (David N. Felch)	Director	3/21/2005

/s/ MICHAEL W. CARON (Michael W. Caron)	Director	3/20/2005

/s/ DEBORAH L. GALLANT (Deborah L. Gallant)	Director	3/24/2005

/s/ NATHAN L. GRASS (Nathan L. Grass)	Director	3/21/2005

/s/ LANCE A. SMITH (Lance A. Smith)	Director	3/21/2005

Schedule II

Maine & Maritimes Corporation & Subsidiaries

Valuation of Qualifying Accounts & Reserves

For the Years Ended December 31, 2004, 2003 and 2002

		Additions			Deductions
(In thousands of dollars)	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts Previously Written Off	Reserve on Acquired Receivables	Accounts Written Off As Uncollectible	Balance at End of Period
Reserve Deducted From Asset To Which It Applies:

Allowance for uncollectible accounts
2004	236	466	135	305	452	690
2003	214	297	157	—	432	236
2002	216	378	123	—	503	214

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference. (* indicates filed herewith)

*3	(a)	Articles of Incorporation.

*3	(b)	By-laws of the Company.

4	(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)

4	(b)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to MPS’s 2000 Form 10-K)

10	(a)(1)	Joint Ownership Agreement with Public Service of New Hampshire in respect to construction of two nuclear generating units designated as Seabrook Units 1 and 2, together with related amendments to date. (Exhibit 10 to MPS’s 1980 Form 10-K)

10	(a)(2)	Twentieth Amendment to Joint Ownership Agreement. (Exhibit 10(a)(6) to MPS’s 1986 Form 10-K)

10	(a)(3)	Twenty-Second Amendment to Joint Ownership Agreement. (Exhibit 10(a)(3) to the 1988 MPS Form 10-K)

10	(b)(1)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(b)(2)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(c)(1)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(c)(2)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10	(c)(3)	Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)

10	(c)(4)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)

10	(c)(5)	Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)

10	(c)(6)	Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and MPS. (Exhibit 10(c)(6) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(c)(7)	Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and MPS. (Exhibit 10(c)(7) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(c)(8)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)

10	(d)	Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 MPS Form 10-K)

10	(e)	Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among MPS and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks. (Exhibit 10(l) to MPS Form 8-K dated September 22, 1989)

10	(f)	Amendment No. 2, dated as of June 5, 1992, to the Revolving Credit Agreement, among MPS and The Bank of New York, Bank of New England, N.A., Shawmut Bank and the Bank of New York, as agent for the participating banks. (Exhibit 10(h) to MPS’s 1992 Form 10-K)

10	(g)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)

10	(h)	Agency Agreement dated as of October 1, 1985, between J. Henry Schroder Bank and Trust Company, as Trustee under the Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee, and Continental Illinois National Bank and Trust Company, as Trustee, under an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945, as amended and supplemented, made by MPS to Continental Illinois National Bank and Trust Company, as Trustee. (Exhibit 10(j) to MPS Form 8-K dated November 1, 1985)

10	(i)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 MPS Form 10-K)

10	(j)	Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 MPS Form 10-K)

10	(k)	Maine Public Service Company Retirement Savings Plan. (Exhibit 10(u) to 1992 MPS Form 10-K)

10	(l)	Amendment No. 3, dated as of October 8, 1995, to the Revolving Credit Agreement, dated as of October 7, 1987, among MPS and The Bank of New York, Shawmut Bank of Boston, Fleet Bank of Maine, and The Bank of New York, an agent for the participating Banks. (Exhibit 10(u) to 1996 Form 10-K)

10	(m)	Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to MPS’s 1998 Form 10-K)

10	(n)	Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998. (Exhibit 10(x) to MPS’s 1998 Form 10-K)

10	(o)	Agreement between Loring Development Authority of Maine and Maine Public Service Company, dated July 9, 1998. (Exhibit 10(y) to MPS’s 1998 Form 10-K)

10	(p)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10	(q)	Stock Option Grant Agreement dated June 1, 2002. (Exhibit 10.2 to MPS’s Form 10-Q for the quarter ended June 30, 2002.)

10	(r)	Employee Continuity Agreement between James Nicholas Bayne and Maine Public Service Company dated July 25, 2002. (Exhibit 10.3 to MPS’s Form 10-Q for the quarter ended June 30, 2002.)

10	(s)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to MAM 2003 Form 10-K.)

10	(t)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003. (Exhibit 10(ak) to MAM 2003 Form 10-K.)

10	(u)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to MAM 2003 Form 10-K.)

10	(v)	Temporary Line of Credit with Bank of New York, dated October 1, 2003. (Exhibit 10(am) to MAM 2003 Form 10-K.)

10	(w)	Assignment and Amendment Agreement to Employee Retention Agreement between J. Nicholas Bayne and Maine & Maritimes Corporation and Maine Public Service Company, dated October 3, 2003. (Exhibit 10(an) to MAM 2003 Form 10-K.)

10	(x)	Employee Retention Agreement between Kurt A. Tornquist and Maine & Maritimes Corporation, dated September 5, 2003. (Exhibit 10(ao) to MAM 2003 Form 10-K.)

10	(y)	Employee Retention Agreement between John P. Havrilla and Maine & Maritimes Corporation, dated September 5, 2003. (Exhibit 10(aq) to MAM 2003 Form 10-K.)

*10	(z)	Employee Retention Agreement between Annette N. Arribas and Maine & Maritimes Corporation, dated December 15, 2004.

*21		Subsidiaries of the Company

*31		Rule 13a-14(a)/15d-14(a) Certifications

*32		Certification of Financial Reports Pursuant to 18 USC Section 1350

99	(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)

99	(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)

99	(c)	Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)

99	(d)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)

99	(e)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(g) to 1986 MPS Form 10-K)

99	(f)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)

99	(g)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)

99	(h)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)

99	(i)	Amendment No. 1, dated as of March 28, 1997, to the Letter of Credit and Reimbursement Agreement, dated as of June 1, 1996, among MPS, The Bank of New York, Fleet Bank of Maine, and The Bank of New York, as Agent and Issuing Bank. (Exhibit 99(m) to 1997 MPS Form 10-K)

99	(j)	Amendment No. 4, dated as of March 28, 1997, to the Revolving Credit Agreement, dated as of October 8, 1987, by and among MPS, the signatory Banks thereto and The Bank of New York, as Agent. (Exhibit 99(n) to 1997 MPS Form 10-K)

99	(k)	Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs. (Exhibit 99(ak) to MPS 2001 Form 10-K)

99	(l)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization. (Exhibit 99(ao) to MAM 2003 Form 10-K.)

99	(m)	Order dated October 29, 2003 of Maine Public Utilities Commission in Docket No. 2003-85 giving final approval to increase in MPS electric delivery rates. (Exhibit 99(ap) to MAM 2003 Form 10-K.)

99	(n)	Settlement Agreement dated February 11, 2004, among, MPS, other parties, FERC Trial Staff, and the MPUC regarding changes to the MPS Formula Rate under the FERC Open Access Transmission Tariff. (Exhibit 99(aq) to MAM 2003 Form 10-K.)

99	(o)	Stipulation dated February 19, 2004, approved by order dated February 27, 2004 of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2003-666 approving stranded cost revenue requirements effective March 1, 2004. (Exhibit 99 to MAM Form 8-K, dated March 2, 2004.)