Form 10-Q
period 2005-03-31
MAINE & MARITIMES CORP
filed 2005-05-06
CIK 1222497

------------------------------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value - 1,635,906 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter ended March 31, 2005, and for the corresponding periods of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2005, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of March 31, 2005; (4) an audited consolidated balance sheet as of December 31, 2004, the end of Maine & Maritimes Corporation's preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through March 31, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at March 31, 2005, and December 31, 2004; the results of their operations for the three months ended March 31, 2005 and 2004; and their cash flows for the three months ended March 31, 2005, and 2004.

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

4.        Maricor Properties Ltd, (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”);

5.        Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary.

Maine & Maritimes Corporation and Subsidiaries

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

•    The Maricor Group is an energy asset development and mechanical and electrical engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service design engineering and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED”). The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. Its energy asset development activities include efforts to plan, develop, own and operate customer-hosted energy assets, such as central utility and co-generation plants. It is not engaged in development of merchant generation assets. The Maricor Group is headquartered in Presque Isle, Maine with an office in Portland, Maine. In addition, its various subsidiaries are located within Atlantic Canada and New England.

•    RES is a mechanical and electrical engineering subsidiary of The Maricor Group with offices in Boston and Hudson, Massachusetts, offering the services of The Maricor Group within New England, particularly the Commonwealth of Massachusetts and the Greater Boston area.

•    The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.

•    Maricor Properties Ltd is a Canadian real estate development and investment company focused on sustainable development and “smart growth” principles, emphasizing LEED criteria. It seeks to develop or invest in public and private facility projects involving building infrastructure, such as schools, dormitories, urban and historic redevelopment or revitalization projects, multi-family and commercial office urban projects, and multi-family coastal residential projects. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

•    Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.

•    Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains technologies supporting lifecycle asset management and capital budget planning. On February 15, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems. The Maricor Group utilizes the software in the delivery of its lifecycle asset management services and will market their products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine with an office in Portland, Maine.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended March 31,
	2005	2004
Operating Revenues
Regulated	$10,315	$10,208
Unregulated	1,421	290

Total Revenues	11,736	10,498

Operating Expenses
Regulated Operation & Maintenance	3,353	3,469
Unregulated Operation & Maintenance	1,937	373
Depreciation	707	634
Amortization of Stranded Costs	2,680	2,264
Amortization	107	19
Taxes Other Than Income	474	366
Provision for Income Taxes—Regulated	1,185	1,199
Benefit of Income Taxes—Unregulated	(252)	(29)

Total Operating Expenses	10,191	8,295

Operating Income	1,545	2,203

Other Income (Deductions)
Equity in Income of Associated Companies	49	57
Interest and Dividend Income	3	8
Allowance for Equity Funds Used During Construction	4	—
(Provision) Benefit of Income Taxes	(1)	9
Other—Net	(26)	(128)

Total	29	(54)

Income Before Interest Charges	1,574	2,149

Interest Charges
Long-Term Debt and Notes Payable	647	566
Less Stranded Costs Carrying Charge	(340)	(332)
Less Allowance for Borrowed Funds Used During Construction	(2)	—

Total	305	234

Net Income from Continuing Operations	1,269	1,915

Discontinued Operations
Income(Loss) from Discontinued Operations	13	(610)
Income Tax Benefit (Provision)	(5)	245

Income (Loss) from Discontinued Operations	8	(365)

Net Income Available for Common Stockholders	$1,277	$1,550

Average Shares of Common Stock Outstanding	1,635,906	1,580,701

Basic Earnings Per Share of Common Stock From Continuing Operations	$.78	$1.21
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	—	(0.23)

Basic Earnings Per Share of Common Stock From Net Income	$.78	$.98

Diluted Earnings Per Share of Common Stock From Continuing Operations	$.77	$1.21
Diluted (Loss) Per Share of Common Stock From Discontinued Operations	—	(.23)

Diluted Earnings Per Share of Common Stock From Net Income	$.77	$.97

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Three Months Ended March 31,
	2005	2004
(In thousands of dollars)
Cash Flow From Operating Activities
Net Income	$ 1,277	$ 1,550
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	707	636
Amortization	385	296
Deferred Income Taxes—Net	240	355
Change in Deferred Regulatory and Debt Issuance Costs	(675)	(1,365)
Amortization of W/S Upfront Payment	363	363
Change in Benefit Obligations	315	255
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	443	(48)
Other Current Assets	647	265
Accounts Payable	(1,133)	183
Other Current Liabilities	(191)	1,086
Other—Net	185	228

Net Cash Flow Provided By Operating Activities	2,563	3,804

Cash Flow From Financing Activities
Dividend Payments	(409)	(601)
Retirements of Long-Term Debt	(150)	—
Short-Term Repayments, Net	(74)	(2,100)

Net Cash Flow Used For Financing Activities	(633)	(2,701)

Cash Flow From Investing Activities
Stock Redemption from Associated Company	—	200
Acquisitions, Net of Cash Acquired	(50)	—
Change in Restricted Investments	(1)	—
Investment in Fixed Assets	(1,840)	(1,948)

Net Cash Flow Used For Investing Activities	(1,891)	(1,748)

Increase (Decrease) in Cash and Cash Equivalents	39	(645)
Cash and Cash Equivalents at Beginning of Period	1,193	4,344

Cash and Cash Equivalents at End of Period	$ 1,232	$ 3,699

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 631	$ 350
Income Taxes	$ 3	$ (160)
Non-Cash Investing Activities:
Value of Preferred Stock Issued for Acquisition	$ 950	$ —

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

 Consolidated Balance Sheets (Unaudited)

(In thousands of dollars)	March 31,	December 31,
	2005	2004
ASSETS
Plant
Electric Plant in Service	$97,157	$96,309
Non-Utility Plant	4,566	3,500
Less Accumulated Depreciation	(39,623)	(39,713)

Net Plant in Service	62,100	60,096
Construction Work-in-Progress	1,588	1,021

Total	63,688	61,117

Investment in Associated Companies	2,430	2,383

Net Plant and Investments in Associated Companies	66,118	63,500

Current Assets:
Cash and Cash Equivalents	1,232	1,193
Accounts Receivable (less allowance for uncollectible accounts of $635 in 2005 and $690 in 2004)	7,381	7,746
Unbilled Revenue	966	1,044
Inventory	635	604
Income Tax Refund Receivable	—	863
Prepayments	315	469
Unbilled Contract Revenue	737	399

Total	11,266	12,318

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	13,401	14,148
Recoverable Seabrook Costs	12,501	12,778
Regulatory Assets—Deferred Income Taxes	6,660	6,659
Regulatory Assets—Post-Retirement Medical Benefits	210	243
Deferred Fuel and Purchased Energy Costs	26,411	25,544
Regulatory Asset—Power Purchase Agreement Restructuring	2,539	2,902
Unamortized Premium on Early Retirement of Debt	1,242	1,290
Deferred Regulatory Costs	1,251	1,306

Total	64,215	64,870

Other Assets
Intangible Assets (net of accumulated amortization of $190 in 2005 and $60 in 2004)	188	78
Goodwill	5,586	5,753
Unamortized Debt Issuance Costs	554	609
Restricted Investment (at cost, which approximates market)	2,980	2,980
Miscellaneous	706	698

Total	10,014	10,118

Total Assets	$151,613	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities (Unaudited)

(In thousands of dollars)	March 31,	December 31,
	2005	2004
Capitalization
Shareholders’ Equity (see accompanying statements)	$50,088	$48,157
Long-Term Debt	37,005	37,155

Total	87,093	85,312

Current Liabilities:
Long-Term Debt Due Within One Year	2,225	2,225
Notes Payable to Banks	3,915	3,989
Accounts Payable	3,839	4,978
Accounts Payable—Associated Companies	246	258
Accrued Employee Benefits	1,274	1,334
Dividends Payable	—	327
Customer Deposits	28	26
Taxes Accrued	—	21
Income Taxes Accrued	212	—
Interest Accrued	90	75
Deferred Contract Revenue	75	109

Total	11,904	13,342

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	4,850	4,213
Carrying Value of Interest Rate Hedge	1,073	1,471
Uncollected Maine Yankee Decommissioning Costs	13,401	14,148
Other Regulatory Liabilities	352	318
Deferred Income Taxes	27,384	26,845
Accrued Post-retirement Benefits and Pension Costs	4,763	4,480
Investment Tax Credits	125	131
Miscellaneous	668	546

Total	52,616	52,152

Commitments, Contingencies, and Regulatory Matters (Note 8)	—	—

Total Capitalization and Liabilities	$151,613	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

 Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

	Shares Issued and Outstanding		Common		Preferred		Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Total

	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/Share)	Paid-In Capital

Balance, December 31, 2004	1,635,654	—	$11,450	$1,484	$ —	$ —	$ 35,634	$ (411)	$ 48,157

Common Stock Issued	252		2	5					7

Preferred Stock Issued		9,500			—	950			950

Net Income							1,277		1,277
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain Loss, Net of Tax Benefit of $89								(133)	(133)

Interest Rate Hedge, Net of Tax Provision of $159								239	239

Total Comprehensive Income								106	1,383

Dividend ($.25 per share)							(409)		(409)

Balance, March 31, 2005	1,635,906	9,500	$11,452	$1,489	$—	$950	$36,502	$(305)	$50,088

MAM had five million shares of $7 per share common stock authorized, with 1,635,906 and 1,635,654 shares issued and outstanding as of March 31, 2005, and December 31, 2004, respectively. MAM was formed on June 30, 2003, when all shares of Maine Public Service common stock were converted into an equal number of MAM common stock. At March 31, 2005 and December 31, 2004, MAM had 500,000 shares of $.01 per share preferred stock authorized, with 9,500 shares and zero shares issued and outstanding, respectively. On February 18, 2005, MAM issued 9,500 shares of $0.01 par convertible preferred stock with a total value of $950,000 as part of the consideration used by subsidiary MTI to acquire certain software assets.  See Note 9 of the Notes to Consolidated Financial Statements, “New Subsidiary’s Acquisition of Lifecycle Asset Management Software,” of this Form 10-Q.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned subsidiaries and affiliates:

•        Maine Public Service Company (“MPS”), a U.S. regulated transmission and distribution company, serving all of Aroostook County and a portion of Penobscot County in northern Maine, and its wholly-owned inactive Canadian subsidiary, Maine & New Brunswick Electrical Power Company, Ltd. (“Me&NB”)

•        Energy Atlantic, LLC (“EA”), is an inactive unregulated competitive electricity marketing subsidiary;

•        The Maricor Group (“TMG”) and its wholly-owned U.S. subsidiary, RES Engineering Inc. (“RES”), and The Maricor Group’s Canadian subsidiary, The Maricor Group, Canada Ltd provides asset development, energy efficiency, facility asset lifecycle management and mechanical and electrical engineering services with an emphasis on economic and environmental sustainability;

•        Maricor Properties Ltd (“Maricor Properties”), a Canadian real estate development and investment subsidiary of MAM and Maricor Properties’ wholly-owned Canadian subsidiary, Mecel Properties Limited (“Mecel”) focused on sustainable development with an emphasis on Leadership in Energy and Environmental Design (“LEED”) criteria.

•        Maricor Technologies, Inc (“MTI”), a U.S. wholly-owned, technology-based subsidiary.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of the above subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

The Maricor Group (formerly known as Maine & Maritimes Energy Services) and The Maricor Group, Canada Ltd were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc., a Massachusetts corporation providing mechanical and electrical engineering services located in Hudson, Massachusetts with an additional office in Boston, Massachusetts. In separate transactions, The Maricor Group, Canada Ltd acquired Eastcan Consultants, Inc. (“Eastcan”), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. (“M&R”), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Except for RES, the subsidiaries and affiliates of each acquired company were amalgamated into a single entity, The Maricor Group, Canada Ltd (formerly Maricor, Ltd) which is a wholly-owned subsidiary of The Maricor Group.

Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business of the Morris & Richard division of The Maricor Group, Canada Ltd. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”). Maricor Properties Ltd is undertaking significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations are being provided by the Eastcan division of The Maricor Group, Canada Ltd. The Maricor Group, Canada Ltd’s Eastcan division relocated to the facility during the fourth quarter of 2004.

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

Acquisition Policies

The Company’s accounting policies are those disclosed in its 2004 Annual Report on Form 10-K.

New Accounting Pronouncements

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

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB Opinion No. 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method has been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

·       All new awards issued after the effective date;

·       All modifications, repurchased or cancellations of existing awards after the effective date; and

·       Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining “requisite serve” that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, the Company does not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-1 (“EITF 04-1”), "Accounting for Preexisting Relationships Between Parties to a Business Combination," effective for business combinations consummated, and goodwill impairment tests performed, in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The EITF issue addresses whether a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company’s financial statements at March 31, 2005.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB, The Maricor Group Canada, Ltd, and MTI.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

	For the Quarters Ending March 31,
(In thousands of dollars)	2005	2004
Current income taxes
Federal	$477	$523
State	194	183
Canadian	(45)	2

Total current income taxes	626	708

Deferred income taxes
Federal	$ 291	$ 196
State	28	19
Canadian	—	—

Total deferred income taxes	319	215

Investment credits, net	(6)	(7)

Total income taxes	$ 939	$ 916

Allocated to:
Operating income
- Regulated	$ 1,185	$ 1,199
- Unregulated	(252)	(29)

Subtotal	933	1,170
Discontinued Operations	5	(245)

Total Operating	938	925
Other income	1	(9)

Total	$ 939	$ 916

For the three months ended March 31, 2005, and 2004, the effective income tax rates were 42.3% and 37.1%, respectively.  The principal reasons for the effective tax rates differing from the US federal income tax rate are increased presence in Canada, and certain expenses under US GAAP that are not deductible for Canadian tax purposes.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2005 or 2004.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. For the quarter ended March 31, 2005, and the year ended December 31, 2004, Management evaluated the deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2005, and December 31, 2004:

(In thousands of dollars)	March 31, 2005	December 31, 2004
Seabrook	$ 6,917	$ 6,964
Property	9,499	9,068
Flexible pricing revenue	949	925
Deferred fuel	10,146	9,832
Wheelabrator-Sherman up-front payment	1,013	1,158
Pension and post-retirement benefits	(1,030)	(945)
OCI	(52)	(272)
Other	(58)	115

Net accumulated deferred income taxes	$ 27,384	$ 26,845

3.    DISCONTINUED OPERATIONS — ENERGY ATLANTIC

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

The Company recognized income (loss) from discontinued operations of $8,000 and $(365,000) for the quarters ended March 31, 2005, and 2004, respectively, classified as discontinued operations in the Statement of Consolidated Operations.  The first quarter 2005 income represents the final settlement of software and equipment lease obligations.  The first quarter 2004 loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

(In thousands of dollars)	Quarter Ended March 31,
	2005	2004
Revenue	$ —	$ 562
Expenses	(13)	(1,173)
Other income, deductions and interest	—	1

Pretax income (loss) from discontinued operations	13	(610)
Income tax (provision) benefit	(5)	245

Income (loss) from discontinued operations	$ 8	$ (365)

Income (loss) per share from discontinued operations (basic and diluted)	$ 0.00	$ (0.23)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of March 31, 2005, and December 31, 2004 are as follows:

(In thousands of dollars)
	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$107	$ 183
Income tax benefit	257	263
Other assets	2	21

Total Assets	$366	$ 467

Liabilities
Accounts payable	$18	$ 67

Total Liabilities	$18	$67

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

The “Other” column presented in the table below summarizes unallocable expenses for the holding company, MAM, expenses for Maricor Technologies, and the inter-company eliminations. The segment information for 2004 has been reclassified to conform to the 2005 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” MAM provides certain administrative support services to MPS and its inactive subsidiary; The Maricor Group and its subsidiaries; Maricor Properties Ltd and its subsidiary; and Maricor Technologies, Inc. MAM also provides minimal administrative services to its inactive subsidiary, EA. MPS provides certain support services to MAM and its unregulated subsidiaries, which include The Maricor Group and its subsidiaries; Maricor Properties and its subsidiaries; and Maricor Technologies. Service costs are billed to the respective entities at cost through inter-company transactions based on a combination of direct charges and allocations.

	(In thousands of dollars)
	Three Months Ended March 31, 2005
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$ 10,315	$ —	$ —	$ —	$ —	$ 10,315
Unregulated	—	1,403	69	—	(51)	1,421

Total Operating Revenues	10,315	1,403	69	—	(51)	11,736

Operating Expenses
Regulated Operation & Maintenance	3,353	—	—	—	—	3,353
Unregulated Operation & Maintenance	—	1,891	100	—	(54)	1,937
Depreciation	691	3	13	—	—	707
Amortization of Stranded Cost	2,680	—	—	—	—	2,680
Amortization	73	34	—	—	—	107
Taxes Other than Income	438	22	—	—	14	474
Income Taxes	1,185	(183)	(21)	—	(48)	933

Total Operating Expenses	8,420	1,767	92	—	(88)	10,191

Operating Income (Loss)	1,895	(364)	(23)	—	37	1,545

Other Income (Deductions)
Equity in Income of Associated Companies	49	—	—	—	—	49
Interest and Dividend Income	3	—	—	—	—	3
Other Income (Deductions)	(8)	(1)	1	—	(15)	(23)

Total Other Income (Deductions)	44	(1)	1	—	(15)	29

Income Before Interest Charges	1,939	(365)	(22)	—	22	1,574

Interest Charges	241	38	22	—	4	305

Income from Continuing Operations	1,698	(403)	(44)	—	18	1,269

Income (Loss) from Discontinued Operations	—	—	—	8	—	8

Net Income	$ 1,698	$ (403)	$ (44)	$ 8	$ 18	$ 1,277

Total Assets	$ 137,818	$ 6,439	$ 2,565	$ —	$ 4,791	$ 151,613

	(In thousands of dollars)
	Three Months Ended March 31, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$ 10,209	$ —	$ —	$ —	$ (1)	$ 10,208
Unregulated	—	290	—	—	—	290

Total Operating Revenues	10,209	290	—	—	(1)	10,498

Operating Expenses
Regulated Operation & Maintenance	3,469	—	—	—	—	3,469
Unregulated Operation & Maintenance	—	462	—	—	(89)	373
Depreciation	633	—	—	—	1	634
Amortization of Stranded Cost	2,264	—	—	—	—	2,264
Amortization	19	—	—	—	—	19
Taxes Other than Income	366	—	—	—	—	366
Income Taxes	1,199	(60)	—	—	31	1,170

Total Operating Expenses	7,950	402	—	—	(57)	8,295

Operating Income (Loss)	2,259	(112)	—	—	56	2,203

Other Income (Deductions)
Equity in Income of Associated Companies	59	—	—	—	(2)	57
Interest and Dividend Income	1	—	—	—	7	8
Other Income (Deductions)	(99)	(6)	—	—	(14)	(119)

Total Other Income (Deductions)	(39)	(6)	—	—	(9)	(54)

Income Before Interest Charges	2,220	(118)	—	—	47	2,149

Interest Charges	238	3	—	—	(7)	234

Income from Continuing Operations	1,982	(121)	—	—	54	1,915

Loss from Discontinued Operations	—	—	—	(365)	—	(365)

Net Income	$ 1,982	$ (121)	$ —	$ (365)	$ 54	$ 1,550

Total Assets	$ 136,135	$ 811	$ —	$ 1,233	$ 3,172	$ 141,351

  5.    INVESTMENTS IN ASSOCIATED COMPANIES

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company.  MPS records its investment in MEPCO and Maine Yankee using the equity method.

Dividends received during the first quarter of 2005 and 2004 from Maine Yankee were $0 and $75,038, respectively, and from MEPCO $1,812 and $1,812, respectively. In the first quarter of 2005 and 2004, MPS also received Maine Yankee stock redemptions of $0, and $199,926, respectively.  Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

6.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years. As of March 31, 2005, the CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants: dividend yield of 3.96%; expected volatility of 20%; risk-free interest rate of 4.33%; and average expected lives of 8.17 years from the grant date.

A summary of the status of the Company’s stock option plan as of March 31, 2005, and 2004, and changes during the years then ended is presented below:

	Quarters Ended March 31,
	2005		2004
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31	15,750	$30.85	10,500	$31.48
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31	15,750	$30.85	10,500	$31.48

Options exercisable at March 31	—		—
Weighted-average fair value of options granted	$3.00		$5.39

The following table summarizes information about fixed stock options outstanding at March 31, 2005:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 3/31/05	Weighted- Average Exercise Price
$30.10 - $32.00	15,750	8.17	$30.85	—	—

Dilutive earnings per share impact of outstanding stock options:

	Quarters Ended March 31,
	2005	2004
Net Income (In thousands)	$1,277	$1,550
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,635,906	1,580,701
Dilutive effect of common stock options	15,750	10,500
Other dilutive shares	5,955	—
Shares used in computation of net income per common share assuming dilution	1,657,611	1,591,201
Net income per share basic	$.78	$.98
Net income per common share diluted	$.77	$.97

7.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. Competitive market-based total compensation benchmarks include funded benefit programs, salary, bonuses, incentives, and commissions. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Canadian Pension Plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Non-regulated employees are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company plans to contribute approximately $625,000 to the pension plan for 2004 in 2005, prior to the filing of its 2004 corporate income tax return.

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments.  The plan also covers retiree medical coverage for employees of Maine Public Service Company, the regulated utility. In 2002, certain amendments were made to the plan, including the following: Effective with retirements after January 1, 1995, and employees hired before January 1, 2003, retirees will be eligible for retiree medical coverage after completing twenty years of service, subject to a contribution schedule. Employees hired after January 1, 2003, are eligible for retiree medical coverage after completing twenty-five years of service; however, their spouse will not be eligible for coverage. For employees hired after December 31, 1999, and prior to January 1, 2003, spousal retiree medical coverage ceases upon the spouse’s attainment of age 65. Retirees who were hired before January 1, 2003, contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution declining to $69.33 per month until age 65 and $21.62 per month thereafter for thirty or more years of service. Retirees who were hired after January 1, 2003, contribute to the cost of their coverage starting at 70% for retirees with twenty-five years of service and declining to the above-mentioned monthly amounts for thirty or more years of service. The above amendments in plan provisions have been incorporated into the calculation of the related actuarial benefit obligation.

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred post-retirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. For purposes of determining the accrued post-retirement benefit cost as of March 31, 2005 and December 31, 2004, the health care cost trend rate used was 8.0% in 2005 and 2004 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan.

The following table sets forth the plans’ net periodic benefit cost:

	Pension Benefits		Other Benefits
(In thousands of dollars)	Quarters Ended March 31,
	2005	2004	2005	2004
Service cost	$ 120	$ 118	$ 48	$ 55
Interest cost	284	289	134	146
Expected return on plan assets	(281)	(304)	(54)	(51)
Amortization of transition obligation	0	0	36	36
Amortization of prior service cost	23	23	(15)	(15)
Recognized net actuarial (gain)	9	0	46	53

Net periodic benefit cost	$ 155	$ 126	$ 195	$ 224

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2004 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER04-894-001

On May 28, 2004, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 04-894-001 (the “2004 OATT”) to modify its transmission rate formula. Under the 2004 OATT formula, the new transmission rate for wholesale and retail customers became effective on June 1, 2004, subject to a customer refund that might occur as a result of the proceeding or potential settlement negotiations. The retail transmission revenue requirement was increased by $429,336 on June 1, 2004, under the 2004 OATT. This represented an increase of 13.5% to the transmission component of delivery rates or an overall increase to total delivery rates of 1.1%. The primary reason for the increase was the final elimination of the 2002 revenue credit related to wheeling revenues associated with Boralex-Fort Fairfield. MPS received numerous data requests from interveners in the proceeding. Per agreement with the Maine Public Utilities Commission (MPUC), the new transmission rate for retail customers was put into retail rates on July 1, 2004 to coincide with MPS’s related State jurisdictional compliance filing, which became effective on July 1, 2004, and was approved by the MPUC on June 17, 2004.  The final Settlement Agreement for the 2004 OATT was filed with the FERC on March 10, 2005; the agreement changed the amount of this increase to retail customers from $429,336 to $409,091.  The Company is currently awaiting final approval to the March 10, 2005 Settlement Agreement from the FERC, which is expected soon.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates must be changed effective March 1, 2004, to reflect any changes in MPS’s stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11.8 million per year to satisfy its approved stranded cost revenue requirements for the “rate effective period” beginning March 1, 2004, and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004 was $11.54 million. Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

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

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004, prior to any adjustment was projected to be $18.8 million. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2.896 million, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004 of $21.734 million. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004 adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company recorded deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. Earnings from carrying charges on the Company’s stranded costs in 2004 were approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management is analyzing means to mitigate the impact of this stipulation on future net income and cash flows.

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

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost” in the accompanying balance sheet related to this contract is $26.4 million at March 31, 2005, and $25.5 million at December 31, 2004, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $24.1 million from January 1, 2005, through 2006. MPS entered a contract whereby WPS-PDI took delivery of the power through February 28, 2002, at market prices, and beginning March 1, 2002, through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, took delivery of 40% of WS’s output and WPS-PDI took the remainder. Since March 1, 2004, WPS-PDI has taken 100% of WS’s output.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The initial cost of the ten-year program was estimated to be $5.0 million and, as of March 31, 2005, $1.37 million has been spent on this effort.

Off-Balance Sheet Arrangements

The Company does not have any variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003. Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the quarters ended March 31, 2005, and 2004:

(In thousands of dollars)	2005	2004
Office Equipment	$ 12	$ —
Building	188	—
Vehicles	8	—
Rights of Way	31	29
Field Equipment	—	20

Total	$ 239	$ 49

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(In thousands of dollars)
2005	$239
2006	$232
2007	$211
2008	$217
2009	$206

 Maricor Properties’ Leases

Maricor Properties leases office space to the Eastcan and M&R operating divisions of The Maricor Group, Canada Ltd. All other net operating leases are to outside third parties.  The minimum lease revenue expected from the single third-party lease arrangement does not include utilities and maintenance expenses that will be paid by the third party.

5-Year Minimum Lease for External Party Lease

2005	$49,326
2006	$49,326
2007	$49,326
2008	$49,326
2009	$49,326

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $510,000 for 2005, and $575,000 per year for years 2006-2013.

9.    NEW SUBSIDIARY’S ACQUISITION OF LIFECYCLE ASSET MANAGEMENT SOFTWARE

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary headquartered in Presque Isle, Maine, with offices in Portland, Maine.  Concurrently, MTI acquired lifecycle asset management and capital budgeting planning software assets that will complement MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies.  The software was acquired from HCI Systems Asset Management, LLC, (“HCI”) of Portland, Maine.

The aggregate purchase price was $1.3 million, consisting of $50,000 cash, $950,000 of convertible preferred stock and a $200,000 “put option,” discussed below, as well as $100,000 in external costs for the purchase of the software.  In accordance with SFAS No. 150, which requires certain financing instruments be recorded as debt, the Company has determined that the preferred shares are appropriately recorded as equity.  Certain software license rights costing $262,000 transferred from MAM to MTI were not included in the aggregate purchase price.  These rights are associated with the software purchased from HCI.  Pursuant to EITF 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” these transferred rights have been included in MTI’s amortizable software asset.  The assets acquired did not include purchased research and development costs.  MTI is to receive approximately $12,000 to accept responsibility for HCI’s existing service contracts.  This arrangement is not considered in the determination of purchase price of the software and is recorded as a liability, Unearned Maintenance Revenue.  Upon analysis of comparable software owned by competitors, it was determined the purchase price approximated the fair value of the software being acquired, therefore, no goodwill or other intangible assets were recorded in this transaction.  Operating results beginning from the transaction closing date are included in the financial statements of this Form 10-Q.

As described above, MTI recorded a $200,000 ”put option” associated with this acquisition because HCI was granted future rights to acquire MTI common stock or additional cash payments, with MAM holding certain Call Rights. As a result of these rights, one of three alternative events will occur during the four-year period following closing:

1.      HCI can chose to acquire, at no cost, MTI shares equal to 10 percent of the shares issued and outstanding at the time of exercise (a 20 day “Option Period” following the 4th anniversary of the close) by executing the HCI Stock Option.

2.      HCI can receive $200,000 cash by exercising a Put Option during the “Option Period described in 1. above, as long as they have not exercised the Stock Option.

3.      MAM can cancel HCI’s rights described in 1 and 2 above by paying HCI $300,000 in cash and $300,000 in MAM Stock, a total of $600,000, under the terms of their Call Option.

Alternative 2 is the minimum known and measurable event, therefore, $200,000 was recorded as a ”put option” and included in the purchase price.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.  Should the Company incur further costs associated with the purchase of the software, the aggregate purchase price will be adjusted and disclosed accordingly.

At February 15, 2005
(In thousands of dollars)
Current assets – Accounts receivable	$ 12
Computer Software	1,294
Computer Hardware	7

Total assets acquired	$ 1,313

Current liabilities – Unearned Maintenance Revenue	12
Long-term debt	—

Total liabilities acquired	12

Net assets acquired	$ 1,301

PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as expected future earnings from The Maricor Group. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; technology displacement; consumer decisions; and the decommissioning cost of Maine Yankee.

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2004 Annual Report on Form 10-K.

New Accounting Policies (for the quarter ended March 31, 2005)

Revenue Recognition for Maricor Technologies

Maricor Technologies, Inc. is engaged as a seller and licensor of software.  Generally, revenue will be recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended, and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value.  When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to the support is recognized ratably over the term of the arrangement. For arrangements to deliver software that requires significant modification or customization, revenue is recognized on the percentage-of-completion method.

Cost of Computer Software to be Sold, Leased, or Otherwise Marketed

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary which sells capital budget planning software.

As part of this acquisition, the Company recorded capitalized computer software in the amount of $1.56 million.  As of March 31, 2005, these assets are on the Company’s balance sheet as computer software costs.  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," these software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported.

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

Based on MPS’s current amortization of stranded costs and approved stranded cost rates of return approved by the MPUC, and subject to a number of variables embedded in the calculation of those stranded costs, the majority of MPS’s stranded cost should be recovered by the end of 2012. The most significant portion of MPS’s stranded costs are associated with an existing non-utility generator (“NUG”) supply contract referred to in this document as the “Wheelabrator-Sherman NUG Contract.” The Wheelabrator-Sherman NUG Contract resulted from the passage by the U.S. Congress of the 1978 Public Utilities Regulatory Policy Act (“PURPA”) and is summarized more fully below. The facility itself is a small bio-mass (principally wood chip) electric generation facility. Over approximately the next seven years, MPS’s rate base will decline as these and other stranded costs are reduced or eliminated. Management and the Board of Directors believe that MPS’s rate base and total revenues will continue to decline as a result of the ultimate elimination of stranded costs as a regulatory asset and potentially due to: (a) the economic impact of deregulation and generation divestiture on MPS’s core revenue model; (b) MPS’s economically lagging service area; and (c) regulatory and legislative risks in connection with rate making, service requirements or other mandated actions. Based on Management’s and the Board of Directors’ assessment of MPS’s declining rate base, in 2003 a decision was made to create a holding company and to implement a diversified growth strategy.

After formation of MAM, in MPS’s 2004 stranded cost case before the MPUC, it was determined that MPS had not previously recognized accumulated deferred income taxes with respect to the carrying charges on its stranded cost deferred fuel account. As a result, during the period from 1999-2002, MPS over-collected its earnings on its stranded cost recovery. Consequently, the MPUC agreed that MPS’s return component on the deferred stranded cost fuel balance should be reduced in such a manner that ratepayers would not pay on a net present value basis an amount greater than the total owed to MPS. As a result, MPS’s net income was impacted in 2004 by $679,000 and will continue to be impacted through 2012. The projected and estimated impact on MPS’s annual earnings will range from approximately $1.0 million in 2005, increasing to $1.2 million in 2007, and then gradually decreasing to $17,000 in 2012. MAM and MPS cannot warrant that these estimates will be the exact impact, and cannot forecast possible impacts of potential future MPUC and legislative decisions or acts.

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

The gross deferred stranded cost freed-up cash flows are estimated to be approximately $31.0 million over the 2007 through 2012 timeframe. These deferred stranded cost freed-up cash flows will not impact net income. Current plans for the anticipated stranded cost freed-up cash flows include: (a) utilizing such funds to reduce MPS debt to maintain an optimum regulatory capital structure for MPS; (b) reinvestment in the MPS transmission and distribution system; and (c) to dividend a portion of the stranded cost freed-up cash flows to the parent MAM within MPUC restrictions, for the purpose of financing in part or in whole, potential acquisitions, growth, and start-up operating costs of subsidiaries consistent with the Company’s growth strategy. While MPS believes it will receive full stranded cost recovery and recovery of deferred collections, it cannot predict with certainty future regulatory and/or legislative actions. Regulatory and legislative risks may exist relative to full stranded cost recovery. In addition, there are a number of variables discussed in more detail below that may affect the timing and magnitude of MPS’s stranded cost recovery.

Management and the Board of Directors have adopted what they believe to be a market-based, realistic and conservative growth and diversification strategy. As part of the Company’s growth and business strategy, MPS is continuing to focus on business process improvements and technology and infrastructure investments to improve the overall performance, system reliability, economics, and efficiencies of MPS’s transmission and distribution systems. These strategies include, but are not necessarily limited to, the adoption of new productivity enhancing technologies, such as automated meter reading, changes in core business processes, adoption of integrated asset management strategies, including transmission inspection programs, and development and implementation of long-term transmission and distribution plans. These plans, subject to regulatory approvals, may also include the construction of additional regulated transmission assets. MPS has requested MPUC approval to construct a new 138 KV transmission line, increasing its interconnections with New Brunswick Power (“NB Power”). As of March 31, 2005, $478,000 has been expended on labor and legal efforts related to the research and approval filing of this project. The goals of these collective efforts are to allow for efficient long-term control of MPS’s annual capital, operating, and maintenance expenditures, while improving system and customer service performance. MAM and MPS cannot predict with certainty the outcome of its filing(s) with regulatory bodies, including the MPUC or FERC.

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

MAM’s overall unregulated growth strategy is guided by a set of principles and values that promote sustainability and Leadership in Energy and Environmental Design. The Company believes that within its and its subsidiaries’ market regions, sustainable initiatives, investments, products, and services involving energy efficiency, alternative fuels, natural resources conservation, sustainable engineering designs, facility lifecycle asset management, and reductions of air emissions are (a) economically viable; (b) can create increased and long-term shareholder value; and (c) are aligned with core social and public policy values, particularly within New England and Atlantic Canada.

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

MAM’s unregulated engineering, sustainable asset management, energy efficiency and asset development subsidiaries continue to need increased scale to offset corporate overhead and administrative costs.  Accounting, human resources and information technology services require a minimum scale that has the ability to serve a larger organization, thus lower the per employee costs for such services.  Management believes the near and long-term profitability of its engineering subsidiaries is dependent upon continuing efforts to increase the scale or size of the organizations through the increased hiring of engineers and/or acquisition of additional engineering firms, as well as development of customer hosted energy assets.

As a part of the Company’s overall business diversification and growth strategy, its real estate development and investment subsidiaries, Maricor Properties Ltd and Mecel Properties Ltd, also focus on sustainability, LEED building criteria, “smart growth,” as defined below, and revitalization projects. It is the goal of the Company’s real estate investment and development groups to ultimately develop, revitalize, own and/or manage facility infrastructure that meets or approaches certification as a LEED-certified building and/or contributes to smart growth initiatives.

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

Currently, Maricor Properties Ltd and its subsidiary Mecel Properties Ltd own two offices complexes within Atlantic Canada. These properties consist of a five-story office complex in the downtown area of Moncton, New Brunswick that had fallen into disrepair. Located on a major downtown thoroughfare, using the engineering expertise of The Maricor Group, Canada Ltd, the building is being revitalized into a productive, architecturally attractive, and energy efficient facility, reusing building materials in manners that enhance sustainability, while providing for a quality work space. The Moncton building is a multi-tenant facility which houses The Maricor Group, Canada Ltd, as well as other tenants.  Management is currently working to lease the balance of the facilities and continues to evaluate additional properties for acquisition and/or development.

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

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share

	Quarters Ended March 31,
(dollars in thousands except per share amounts)	2005	2004
Income from Continuing Operations
Regulated Electric Utility	$ 1,698	$ 1982
Unregulated Engineering Services	(403)	(121)
Unregulated Real Estate Holdings	(44)	—
Other*	18	54
Income from Discontinued Operations	8	(365)

Net Income	$ 1,277	$ 1,550

Basic Earnings Per Share for the Quarter	$ .78	$ .98

*The “Other” line includes activities of MAM, the holding company, Maricor Technologies start-up and Intercompany eliminations.

The 2004 Presentation has been changed to be consistent with 2005.

Net income above is allocated based upon the segment allocation as presented in Note 4 of the financial statements.

Consolidated net income decreased by $273,000 from the first quarter of 2004. As described more fully below, the decrease in income is the result of losses from the start-up operations and integration of its new TMG acquisitions, and increased general and administrative costs associated with Sarbanes-Oxley compliance costs, implementation of the Company’s Oracle-based financial system and increased regulatory compliance costs. We note that for quarter-to-quarter comparison purposes, the impact of these costs on income from the Regulated Electric Utility was minimized as a result of sharing or shifting of traditional fully allocated costs from MPS to its parent company, MAM, and other subsidiaries, such as The Maricor Group. As The Maricor Group, Maricor Properties and Maricor Technologies grow, an increasing amount of corporate allocation costs will shift from MPS to unregulated operations. For example, governance costs, historically fully borne by MPS are now shared costs among MAM and its subsidiaries.

Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements. Interest Expense on long-term debt and short-term credit arrangements were $647,000, and $566,000 for the quarters ending March 31, 2005, and 2004, respectively. The increase in 2005, compared to 2004 primarily reflects the impact of the higher fixed rates for MPS’s long-term debt due to the interest rate swaps beginning in September 2003. In addition, TMG and Maricor Properties Ltd incurred interest on short-term debt, while MPS experienced higher short-term rates in 2005.

Income Tax Expense / Benefit

Income tax expense for MPS was $1.1 million for each of the quarters ended March 31, 2005, and 2004, respectively. The unregulated tax benefit for the quarter ended March 31, 2005 is $252,000 compared to $29,000 for the same period in 2004 resulting primarily from an increased loss at TMG in 2005.

Taxes Other Than Income

Taxes other than income were $474,000 and $366,000 for the quarters ended 2005 and 2004, respectively. The increases are due to increased property taxes at MPS, as well as payroll taxes at the new unregulated subsidiaries.

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Quarter Ended March 31,
	2005	2004
Net Income — Regulated Electric Utility (In thousands)	$ 1,698	$ 1,982
Earnings Per Share from Regulated Electric Utilities	$ 1.04	$ 1.25

MPS’s core T&D earnings were $1,698,000 for the first quarter of 2005, compared to $1,982,000 for the first quarter of 2004.

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the quarters ended March 31, 2005, and 2004, are as follows:

(In thousands of dollars)	2005		2004
	Dollars	MWH	Dollars	MWH
Residential	$4,005	51,316	$3,954	51,125
Large Commercial	1,626	43,505	1,627	44,135
Medium Commercial	1,801	26,840	1,841	27,564
Small Commercial	2,361	26,770	2,237	25,397
Other Retail	522	844	548	842

Total Regulated Retail	$10,315	149,275	$10,208	149,063

For the first quarter of 2005, the regulated retail sales volume of 149,275 MWH was consistent with sales volume in the first quarter of 2004 of 149,063 MWH.  In 2005, the majority of the increase in volume was in the small commercial customer class, which experienced an increase of 1,373 MWH or 5.4%, representing increased usage at farm storage facilities, due to crop quality issues.  There was also a 1.3% increase in the number of small commercial customers, quarter over quarter.  Sales to residential customers in 2005 were consistent with sales in the same period of 2004, increasing by 191 MWH (0.4%).

The increase in small commercial sales volume was offset by a decrease in the medium commercial class of 724 MWH or 2.6%.  There was a 1.4% decrease in the number of medium service customers, quarter over quarter.

Large commercial customer sales volume decreased by 630 MWH or 1.4%, quarter over quarter.  The net decrease in volume consists of decreased usage by manufacturing customers of 173 MWH or 8.4%, offset by increased usage by wood product customers of 322 MWH or 7.1%.

Other operating revenue decreased slightly from $548,000 in the first quarter of 2004 to $522,000 in the first quarter of 2005.  The largest decrease was in rental and miscellaneous service revenues, which are down approximately $78,000.  This decrease is offset by an increase in wheeling revenue of $10,000 due to increases in the FERC wheeling rates, and an increase in special discount revenue of $62,000 due to a new MPUC-approved flexible pricing contract with a large customer.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters ended March 31, 2005, and 2004, regulated operation and maintenance expenses and stranded costs are as follows:

(In thousands of dollars)	2005	2004
Regulated Operation and Maintenance
Transmission and Distribution	$ 571	$ 730
Customer Service	267	341
Administrative and General	2,515	2,398

Total Regulated Operation and Maintenance	$3,353	$ 3,469

Stranded Costs
Wheelabrator-Sherman	$ 1,808	$ 1,838
Maine Yankee	706	760
Seabrook	278	278
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363
Deferred Fuel	(545)	(1,045)
Special Discounts	70	70

Total Stranded Costs	$ 2,680	$ 2,264

Transmission and distribution expenses were $571,000 in the first quarter of 2005, a decrease of $159,000, or 22%, from $730,000 in the first quarter of 2004.  Transmission expenses decreased approximately $41,000 from quarter to quarter, with a $16,000 decrease in load dispatching and a $15,000 decrease in overhead line maintenance.  Distribution expenses decreased approximately $118,000, principally due to a $76,000 decrease in materials expense for transformers purchased and capitalized in the first quarter.  These capital purchases will be offset by increased labor costs for transformer installations during the rest of the year.  Distribution maintenance expenses also decreased by $19,000 from quarter to quarter..

Customer service expenses decreased $74,000, from $341,000 in the first quarter of 2004 to $267,000 in the first quarter of 2005.  There was a $28,000 decrease in charge-offs for bankruptcies, a $13,000 decrease in meter reading expenses, and a $33,000 decrease in customer assistance expenses, which include customer account supervision, customer records, customer assistance and informational advertising.

Administrative and general expenses in the first quarter of 2005 were $2,515,000, an increase of $117,000 from the first quarter of 2004.  Costs allocated to MPS by MAM for services such as Sarbanes-Oxley compliance, legal and audit services and corporate governance totaled $832,000 in the first quarter of 2005, compared to $556,000 for the first quarter of 2004.  These expenses would have been fully borne by MPS in the past; in 2004 and 2005, these expenses were also shared by the unregulated operating divisions.   The remaining change is attributable to a $172,000 increase in A&G maintenance for hosting fees for the Company’s Oracle-based financial system which was implemented effective April 1, 2004, offset by a decrease in other consulting and legal costs of $182,000.  Other employee benefits increased approximately $25,000 primarily due to increases in employee pension expense.

The increases in stranded costs from 2004 to 2005 reflect the increase in revenue requirements approved in MPUC Docket No. 2003-666. The revenue requirements stipulated in Docket 2003-666 became effective on March 1, 2004.  During the first two months of 2004, stranded costs were still being recognized under the previous rate treatment which did not allow for the levelized recognition of deferred fuel costs. This change in treatment of deferred fuel accounts for the $500,000 increase in stranded costs.  The stranded costs for Wheelabrator-Sherman and $650,000 of the 2004 stranded costs for Maine Yankee represent actual cash expenses during the year.  Other costs represent amortization or recognition of regulatory assets and regulatory liabilities.

Unregulated Engineering Services

The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, RES Engineering Inc., and The Maricor Group, Canada Ltd, formerly Maricor Ltd.

Unregulated engineering services operations began in late 2003, with the creation of The Maricor Group and The Maricor Group, Canada Ltd in November, and the acquisition of Eastcan Consultants, Inc. in December. Morris & Richard Consulting Engineers, Ltd. and RES Engineering, Inc. were acquired on June 1, 2004, and June 15, 2004, respectively.  Net income and earnings per share from these subsidiaries for the quarters ended March 31, 2005, and 2004 are as follows:

(In thousands of dollars)	2005	2004
Net Loss — Unregulated Engineering Services	$ (403)	$ (121)
Basic Loss Per Share from Unregulated Engineering Services	$ (.25)	$ (.08)

The consolidated Maricor Group had a net loss of approximately $403,000 or ($.25) per share in the first quarter of 2005 and a net loss of approximately ($121,000) or ($.08) per share for the same period in 2004. Included in the loss for the first quarter of 2005 were the Eastcan operating division results, which had a net profit of approximately $13,000, or $0.01 per share. The Maricor Group, Canada Ltd’s M&R division, incurred a net loss of approximately ($9,000) or $(0.01) per share in the first quarter of 2005. The RES division, had a net profit of approximately $28,000 or $.02 per share for the first quarter of 2005. The detraction from earnings was largely attributable to sales and marketing and integration costs at The Maricor Group and The Maricor Group, Canada Ltd parent companies which incurred losses of ($147,000) and ($267,000) respectively for the first quarter of 2005.  For the first quarter of 2004, Eastcan and the parent companies accounted for all of the loss which was also due to integration costs and sales & marketing.  Intercompany eliminations for consolidation accounted for the rest of the loss.

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the quarters ended March 31, 2005, and 2004:

(In thousands of dollars)	2005	2004
RES Engineering, Inc.	$ 588	$ —
The Maricor Group, Canada Ltd	815	290

Total Unregulated Engineering Operating Revenue	$ 1,403	$ 290

The principal projects which generate revenue for the three companies are mechanical and electrical engineering design and design/build projects on a fee-for-service basis. Increasingly, their businesses are focusing on facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants.

Unregulated Engineering Services Operating Expenses

 Unregulated engineering services operating & maintenance expenses for the quarters ended March 31, 2005, and 2004:

(In thousands of dollars)	2005	2004
Cost of Sales	$ 1,204	$ 190
Other Operating Expenses	687	272
Depreciation	3	—
Amortization	34	—
Taxes Other than Income	22	—
Income Taxes	(183)	(60)

Total Unregulated Operating Expenses	$ 1,767	$ 402

The cost of sales above consist primarily of direct labor expenses and direct contract costs and marketing, sales, and business development expenses with labor, overheads, and consulting services for developing business relationships and re-branding this business segment as The Maricor Group of companies. The remaining operating expenses were used for parent company corporate overhead allocations, office supplies, insurance, and administrative and general expenses.

Unregulated Real Estate Subsidiary Results

This section details the operating results of Maricor Properties Ltd and its subsidiary, Mecel Properties Limited. Maricor Properties Ltd and Mecel Properties Ltd were created on June 1, 2004, as a result of the acquisition of Morris & Richard Consulting Engineers, a division of The Maricor Group, Canada Ltd. Maricor Properties Ltd acquired Mecel Properties Ltd, whose sole real estate holding is the building occupied by the M&R division of The Maricor Group, Canada Ltd. Maricor Properties also owns, as described herein, a mid-rise office building in Moncton, New Brunswick, partially occupied by the Eastcan division of The Maricor Group, Canada Ltd.

Revenue from this subsidiary was approximately $69,000 which was offset by operating expenses net of tax of $79,000, depreciation of $13,000, net interest of $22,000, and $1,000 of other expenses. Net loss from this operating company for the first quarter 2005 was $44,000 or $.03 per share.

Unregulated Energy Marketing—Energy Atlantic Discontinued Operations

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below.

The Company recognized income from discontinued operations of $8,000 and $(365,000) for the quarters ended March 31, 2005, and 2004, respectively, classified as discontinued operations in the statement of consolidated operations.  The first quarter 2005 income represents the final settlement of software and equipment lease obligations.  The first quarter 2004 loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

(In thousands of dollars)	Quarter Ended March 31,
	2005	2004
Revenue	$ —	$ 562
Expenses	(13)	(1,173)
Other income, deductions and interest	—	1

Pretax income (loss) from discontinued operations	13	(610)
Income tax (provision) benefit	(5)	245

Income (loss) from discontinued operations	$ 8	$ (365)

Income (loss) per share from discontinued operations (basic and diluted)	$ 0.00	$ (0.23)

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Operating Capital and Liquidity

The Company’s cash and cash equivalents as of March 31, 2005 of $1.23 million approximated the December 31, 2004 balance of $1.19 million.  The “Statements of Consolidate Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part 1, Item 1, of this Form 10-Q, reflects the Company’s liquidity and sources of operating capital.

Cash flow provided by operating activities for the first three months of 2005 was $2.56 million, while net income was $1.28 million.  The deferral of $675,000 of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery, accounted for the biggest reduction in operating cash flows.  Cash flow used for financing activities for the first three months of 2005 totaled $633,000, as $409,000 was paid in dividends and long- and short-term debt were reduced by $150,000 and $74,000, respectively.  For the first three months of 2005, cash flow used for investing activity totaled $1.89 million.  The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. (“MTI”) acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash.  The Company also invested $1.84 million in fixed assets.

Net cash flows from operating activities for the first three months of 2004 were $3.80 million with net income of $1.55 million.  The deferral of $1.37 million of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery, accounted for the biggest reduction in operating cash flows.  For the three months ended March 31, 2004, the use of cash for financing activities of $2.70 million was due to scheduled dividend payments of $601,000 and the repayment of $2.10 million of short-term borrowings.  During the first three months of 2004, the Company invested $1.95 million in fixed assets.  Construction work-in-progress, reported in the Plant section of the Company’s March 31, 2004, Consolidated Balance Sheet, increased by $2.36 million from the balance as of December 31, 2003, due to the timing of the expenditures for the automated meter reading project and implementation of a financial software system in 2004.  In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock.

Effective January 1, 2005, the Board of Directors increased the quarterly dividend by $0.05 per share from $0.20 per share to $0.25, for an annual dividend of $1.00 per share. As of March 31, 2004, the quarterly dividend was $.38 per share, or $1.52 per share annually.  The Board of Directors decreased the October 1, 2004 dividend to $.20 to conserve capital in support of the Company’s growth strategy, while still maintaining a competitive yield for shareholders.

To satisfy working capital requirements, MPS uses short-term borrowings from its revolving credit agreement of $6.0 million.  The agreement is secured by $6.0 million of first mortgage bonds and its due date has been extended to June 8, 2006.  In addition, on October 1, 2003, MPS executed an additional $3.0 million line of credit with the Bank of New York.  This facility was unsecured and originally set to expire on March 29, 2004, but MPS received an extension to December 31, 2004, when it expired.  Interest rates on this facility were comparable to the rates on the existing revolving credit agreement.  The additional facility provided an additional source of short-term borrowings in the event required borrowings exceeded the existing revolving credit agreement.  As of March 31, 2005, MPS had $3.0 million of short-term debt compared to $3.2 million at the end of 2003.  Interest rates on these short-term borrowings were below the existing prime rate.  For additional information on the short-term credit facility, see Note 6 of the Notes to Consolidated Financial Statements, “Short-Term Credit Arrangements” of the Company’s 2004 Form 10-K.

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG, Management is working to ensure the Company has adequate credit facilities for 2005 to cover sinking fund payments, construction activities and other financial obligations.

The Maricor Group has a revolving credit arrangement with Banknorth N.A. for borrowings up to $1.0 million.  This revolving credit arrangement was arranged on September 21, 2004, is for a term of one year and is subject to extension with the consent of the bank.  As of March 31, 2005, $915,500 was outstanding under this facility, with $84,500 unused.  As of December 31, 2004, there was $789,500 outstanding under the revolving credit arrangement, with $210,500 unused.

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

On November 22, 2004, MPS entered into a $6.0 million, unsecured, seven-year term loan with Fleet National Bank.  The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures.  The loan agreement contains certain covenants requiring the maintenance of a minimum tangible net worth, maximum ratio of indebtedness for borrowed money to total capital and a minimum ratio of net income to fixed charges.  Interest is payable monthly at a variable interest rate of One-Month LIBOR, plus 1.5%.  The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007$50,000

December 1, 2007 through November 1, 2009$80,000

December 1, 2009 through November 1, 2011$95,000

On September 21, 2004, The Maricor Group entered into a $2,200,000 secured, 10-year term loan with Banknorth N.A.  The proceeds of the loan were used, in part, for the acquisition of the common stock of RES Engineering and Morris & Richard Consulting Engineers.  The loan requires interest-only payments at a variable interest rate of One-Month LIBOR, plus 2.00% through September 1, 2007.  Quarterly, principal payments of approximately $79,000 commence October 1, 2007, through maturity at September 1, 2014.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property.  Originally issued for $15.0 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at March 31, 2005, and is due in 2021.  On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9.0 million, with these bonds due in 2025.  The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property.  For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds.  Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letter of credit (“LOC”) for the benefit of the holders of each series of bonds.  Both LOC’s are due to expire in June 2006.  To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002.  For the 2000 series, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series.  For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods.  For both series, MPS has continued to use the weekly interest rate period.  Since issuance, the average of these weekly rates was 2.776% and 1.912% for the 1996 Refunding Series and the 2000 Series, respectively.  In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series.  By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

On May 29, 1998, FAME issued $11.54 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “Notes”) on behalf of MPS.  The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of:  (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs.  The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee.  MPS issued $4.0 million of its first mortgage bonds and the MPUC also approved the execution of an interest rate swap agreement with Fleet National Bank for the remaining term of the issue with an effective fixed rate of 2.79%.

As more fully discussed in Part II, Item 1(c), “Legal Proceedings – Requests for Issuance of Certificates of Public Convenience and Necessity in Connection with the Construction of a Proposed Transmission Line and Various Transmission Service Renovations,” MPS is pursuing the authorization to build, and include in rate base, a transmission line for system security and reliability purposes.  While MPS is under no current obligation to build its estimated $4.0 million share of the line to the Canadian Border near Hamlin, Maine to connect with a line built by NB Power, a letter of interest to finance the project was obtained from a national bank as part of MPS’s initial application.  Management believes financing for the project will be available should required regulatory approval be obtained.

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

•                  The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS.  The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure.  Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (assuming a dividend is paid July 1, 2003, the initial two year period shall be April 1, 2001 through March 31, 2003.)  The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS.  Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS.  As of March 31, 2005, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

•                  Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required.  The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•                  MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed $50.0 million and such amount will exclude retained earnings from EA, provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

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

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a)      The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. As discussed in previous Form 8-K, 10-K and 10-Q quarterly filings, MPS had partially mitigated its risk by purchasing a 6% interest rate cap on its two tax-exempt bonds, the 1996 Series and the 2000 Series, issued on MPS’s behalf by the Maine Public Utility Financing Bank. The interest rate cap on the 1996 and 2000 Series expired in November 2003. MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”). Further discussion on these debt issues and the associated interest rate caps is contained in the Company's 2004 Form 10-K, Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” and is hereby incorporated by this reference. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of March 31, 2005, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $6.63 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures. See the Company's 2004 Form 10-K, Note 7 to the Consolidated Financial Statements, “Accumulated Other Comprehensive Income (Loss),” which is hereby incorporated by this reference, for a discussion on the impact on MPS’s financial statements and further description of the interest rate swaps.

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

(c)      Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to an immaterial amount of foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at period-end exchange rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on reviews by the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of the Company’s disclosure controls and procedures, conducted within 90 days of the filing of this Form 10-K, as evidenced by the certifications appearing at the end of this Form 10-Q, the aforementioned Officers have concluded that the controls are working effectively.

(b) Changes in Internal Control over Financial Reporting

         There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.

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

The Company has acquired three mechanical and electrical engineering services companies and formed a wholly-owned software technology firm that develops and maintains technologies supporting lifecycle asset management and capital budget planning, which are currently being integrated. As the integration of these acquisitions is implemented, existing controls of these companies are being assessed and some controls modified to be consistent with other MAM companies.  The Company has performed due diligence procedures over the opening balance sheets and the activity since the time of the acquisitions. Management believes that these compensating controls are adequate to prevent material misstatement in financial reporting as a result of these changes.

The Company is taking actions to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting for the fiscal year 2006.  This preparation includes implementing additional accounting resources and plans to establish an internal audit function reporting to the Audit Committee of the Board of Directors.  The Company is currently assessing the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

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

Other MPS Matters:

(a) Maine Public Utility Commission Dockets Directed at All Maine Transmission and Distribution Utilities.

On April 29, 2004, the MPUC issued a Notice of Inquiry in Docket No. 2004-248, “MPUC Inquiry into the Status of the Reliability and Security of the Electric Grid.” The NOI and subsequent data requests by the MPUC Staff requested T&D utilities to provide information concerning the system security and reliability of their respective delivery systems. On July 24, 2004, MPS responded to various data requests in connection with this Docket. Additional responses to data requests responses were filed with the MPUC on September 10, 2004. Subsequently, members of the Company’s Management met with the MPUC staff and their consultants on September 30, 2004, to review the Company’s responses to the data requests. The Commission issued its “Draft” report in the Docket on March 28, 2005. The “Draft” report can be viewed on the MPUC’s website.

(b) Requests for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line and Various Transmission Service Reservations.

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

In September 2004, MPS also entered into the Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. This Docket is ongoing. MPS cannot predict the outcome of this case at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2005, the Company issued 3,000 shares of Series A-1 Preferred Stock and 6,500 shares of Series A-2 Preferred Stock with a value of approximately $950,000 to HCI Systems Asset Management, LLC as partial consideration for the acquisition of lifecycle asset management and capital budget planning software assets.  The shares were valued at approximately $950,000.  The Company relied upon the exemption from registration available under Section 4(2) of the Securities Act of 1933 because this was an isolated transaction involving issuance to a single entity.

The Series A-1 Preferred Stock shall be converted on February 19, 2007, into the number of shares of the Company’s Common Stock equal to the quotient obtained by dividing (i) $300,000.00 (USD) by (ii) the average closing price on the American Stock Exchange of the Company’s Common Stock for the ten (10) consecutive full trading days in which such shares are traded on the American Stock Exchange preceding the fifth business day prior to February 15, 2005.

The Series A-2 Preferred Stock shall be converted on February 18, 2009, into the number of shares of the Company’s Common Stock equal to the quotient obtained by dividing (i) $650,000.00 (USD) by (ii) $25.00 per share equaling Twenty-Six Thousand (26,000) shares, subject to the “Conversion Adjustment,” set forth below.  The Series A-2 Preferred Stock shall be entitled to the following Conversion Adjustment:  in the event that the average closing price on the American Stock Exchange of the Company’s Common Stock for the ten (10) consecutive full trading days in which such shares are traded on the American Stock Exchange preceding the date of conversion is less than Twenty-Five Dollars ($25.00) per share (the “Reduced Share Price”), the MAM Series A-2 Preferred Stock shall be convertible into Common Stock equal to the quotient obtained by dividing (i) $650,000.00 (USD) by the Reduced Share Price.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•        Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

•        Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION

(Registrant)

Date:  May 6, 2005

/s/ Michael I. Williams

-----------------------

Michael I. Williams

Vice President, Controller and Chief Accounting Officer

(Principal Accounting Officer and Duly Authorized Officer)

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

Dated:  May 6, 2005

/s/ J. Nicholas Bayne

---------------------

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

Dated:  May 6, 2005

/s/ Kurt A. Tornquist

---------------------

Kurt A. Tornquist

Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit 32

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended March 31, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)

and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Nicholas Bayne

----------------------

J. Nicholas Bayne

President and Chief Executive Officer

/s/ Kurt A. Tornquist

---------------------

Kurt A. Tornquist

Senior Vice President, Chief Financial Officer, and Treasurer

Dated:  May 6, 2005

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.