Form 10-Q
period 2005-06-30
MAINE & MARITIMES CORP
filed 2005-08-12
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common Stock, $7.00 par value - 1,636,167 shares

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
APBO	Accumulated Pension Benefit Obligation
ARP	Alternative Rate Plan
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMLTD	Current Maturities Long-Term Debt
CMP	Central Maine Power Company
DETM	Duke Energy Trading and Marketing
DOE	Department of Energy
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
Engage	Engage Energy America, LLC
EPS	Earnings Per Share
FAME	Finance Authority of Maine
FAS	Financial Accounting Standards
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
ISFSI	Independent Spent Fuel Storage Installation
ISO	Independent System Operator
ISO-NE	Independent System Operator—New England
LEED	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
MAMES	Maine & Maritimes Energy Services Company, now The Maricor Group
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MW	Megawatt
MWH	Megawatt hour
NEPOOL	New England Power Pool
NMISA	Northern Maine Independent System Administrator
NOI	Notice of Inquiry
NPCC	Northeastern Power Coordinating Council
NRC	Nuclear Regulatory Commission
NUG	Non-Utility Generator
OATT	Open Access Transmission Tariff
PBR’S	Performance-Based Rates
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PURPA	Public Utilities Regulatory Policy Act
PWC	PricewaterhouseCoopers
QF	Qualifying Facility
RES	RES Engineering, Inc.
ROCE	Return on Capital Employed
RTO	Regional Transmission Organization
SAM	Strategic Asset Management
SCADA	Supervisory Control and Data Acquisition
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and Distribution
TMG	The Maricor Group
VCC	Vitale, Caturano & Company
VEBA	Voluntary Employee Benefit Association
VERP	Voluntary Employee Retirement Program
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

This item contains Consolidated Financial Statements for Maine & Maritimes Corporation ("MAM" or the "Company") and its Subsidiaries, including (1) an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2005, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of June 30, 2005; (3) an audited consolidated balance sheet as of December 31, 2004, the end of MAM’s preceding fiscal year; (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2005, and for the corresponding period of the preceding year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through June 30, 2005.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at June 30, 2005, and December 31, 2004; the results of their operations for the three and six months ended June 30, 2005 and 2004; and their cash flows for the six months ended June 30, 2005, and 2004.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.
The Maricor Group (“TMG”, formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary RES Engineering, Inc. (“RES”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“The Maricor Group, Canada,” formerly Maricor Ltd);

4.	Maricor Properties Ltd, (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”);

5.	Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary.

Maine & Maritimes Corporation and Subsidiaries

General Descriptions of the Parent Company and its Subsidiaries:

•
Maine & Maritimes Corporation is the ultimate parent holding company for all business segments. MAM maintains investments in (a) a regulated electric transmission and distribution utility operating within the State of Maine, United States of America, (b) mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management, energy efficiency, and asset development companies within the United States and Canada, (c) real estate investment and development companies in Canada, and (d) a facilities asset lifecycle management and sustainability software development company in the United States. MAM is headquartered in Presque Isle, Maine.

•
Maine Public Service Company (“MPS”) is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. It does not provide electric supply to consumers, but rather provides the transportation through its transmission and distribution wires infrastructure. The utility is regulated by the Federal Energy Regulatory Commission (“FERC”) and the Maine Public Utilities Commission (“MPUC”). MPS is headquartered in Presque Isle, Maine.

•	Maine & New Brunswick Electrical Power Company, Ltd is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets.

•
Energy Atlantic, LLC is a licensed, but currently inactive, Competitive Energy Supplier (“CES”) of retail electricity and formerly competed for electric supply customers within the northern and southern regions of the State of Maine. EA is classified as a discontinued operation.

•
The Maricor Group is an energy asset development and mechanical, electrical and plumbing/fire protection engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service engineering design and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED”). The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. Its energy asset development activities include efforts to plan, develop, own and/or operate customer-hosted energy assets (sometimes referred to as “inside the fence” energy assets), such as central utility and co-generation plants. It is not engaged in development of merchant generation assets nor energy trading. The Maricor Group is headquartered in Presque Isle, Maine with offices in Portland, Maine; Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

•
RES Engineering, Inc. is a mechanical and electrical engineering subsidiary of The Maricor Group with offices in Boston and Hudson, Massachusetts, offering the services of The Maricor Group within New England, particularly the Commonwealth of Massachusetts and the greater Boston area.

•
The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.

•
Maricor Properties Ltd is a Canadian real estate development and investment company focused on sustainable development and “smart growth” principles, emphasizing in the development and revitalization of downtowns and existing suburbs. It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within blighted districts promoting revitalization of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

•	Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.

•
Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains information-based technologies, which support lifecycle asset management and capital budget planning. On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems. The Maricor Group utilizes the software in the delivery of its lifecycle asset management services and will market its products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine with an office in Portland, Maine.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Income (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues
Regulated	$7,073	$6,882	$17,387	$17,090
Unregulated	1,422	625	2,842	915
Total Revenues	8,495	7,507	20,229	18,005
Operating Expenses
Regulated Operation & Maintenance	3,751	3,304	7,104	6,691
Unregulated Operation & Maintenance	2,070	883	4,006	1,338
Depreciation	716	656	1,423	1,290
Amortization of Stranded Costs	2,469	2,383	5,148	4,647
Amortization	123	20	230	39
Taxes Other Than Income	453	493	928	860
(Benefit of) Provision for Income Taxes—Regulated	(191)	(41)	994	1,207
Benefit of Income Taxes—Unregulated	(334)	(149)	(587)	(230)
Total Operating Expenses	9,057	7,549	19,246	15,842
Operating (Loss) Income	(562)	(42)	983	2,163
Other Income (Deductions)
Equity in Income of Associated Companies	39	58	88	115
Interest and Dividend Income	7	4	14	20
Allowance for Equity Funds Used During Construction	5	15	9	15
Provision for Income Taxes	(1)	(18)	(1)	(9)
Other—Net	30	(32)	(1)	(168)
Total	80	27	109	(27)
(Loss) Income Before Interest Charges	(482)	(15)	1,092	2,136
Interest Charges
Long-Term Debt and Notes Payable	665	564	1,312	1,130
Less Stranded Costs Carrying Charge	(349)	(304)	(691)	(636)
Less Allowance for Borrowed Funds Used During Construction	(3)	(5)	(3)	(5)
Total	313	255	618	489
Net (Loss) Income from Continuing Operations	(795)	(270)	474	1,647
Discontinued Operations
Income (Loss) from Discontinued Operations	(5)	(59)	8	(669)
Income Tax Benefit (Provision)	2	21	(3)	264
(Loss) Income from Discontinued Operations	(3)	(38)	5	(405)
Net (Loss) Income Available for Common Stockholders	$(798)	$(308)	$479	$1,242
Average Shares of Common Stock Outstanding	1,636,167	1,599,001	1,636,037	1,589,851
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.49)	$(0.17)	$0.29	$1.03
Basic Loss Per Share of Common Stock From Discontinued Operations	—	(0.02)	—	(0.25)
Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.49)	$(0.19)	$0.29	$0.78
Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.49)	$(0.17)	$0.29	$1.02
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	(0.02)	—	(0.25)
Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.49)	$(0.19)	$0.29	$0.77

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Six Months Ended June 30,
	2005	2004
Cash Flow From Operating Activities
Net Income	$479	$1,242
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	1,423	1,290
Amortization	744	635
Deferred Income Taxes—Net	21	583
Loss on Disposal of Fixed Assets	—	69
Change in Deferred Regulatory and Debt Issuance Costs	(2,183)	(3,025)
Amortization of W/S Upfront Payment	760	726
Change in Benefit Obligations	457	509
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	1,667	2,136
Other Current Assets	269	123
Accounts Payable	(1,409)	(166)
Other Current Liabilities	(324)	729
Other—Net	(286)	(139)
Net Cash Flow Provided By Operating Activities	1,618	4,712

Cash Flow From Financing Activities
Dividend Payments	(818)	(1,212)
Retirements of Long-Term Debt	(1,090)	(705)
Short-Term Borrowings, Net	2,387	2,090
Net Cash Provided By Financing Activities	479	173

Cash Flow From Investing Activities
Stock Redemption from Associated Company	350	200
Acquisitions, Net of Cash Acquired	(585)	(3,529)
Change in Restricted Investments	531	(535)
Investment in Fixed Assets	(2,999)	(3,818)
Net Cash Flow Used For Investing Activities	(2,703)	(7,682)
Decrease in Cash and Cash Equivalents	(606)	(2,797)
Cash and Cash Equivalents at Beginning of Period	1,193	4,344
Cash and Cash Equivalents at End of Period	$587	$1,547
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) During the Period for:
Interest	$1,299	$1,113
Income Taxes	$4	$(74)
Non-Cash Investing Activities:
Value of Preferred Stock Issued for Acquisition	$950	$—
Value of Common Stock Issued for Acquisition	$—	$1,677

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets (Unaudited)

(In thousands of dollars)	June 30, 2005	December 31, 2004
ASSETS
Plant:
Electric Plant in Service	$97,172	$96,309
Non-Utility Plant	4,646	3,500
Less Accumulated Depreciation	(40,856)	(39,713)
Net Plant in Service	60,962	60,096
Construction Work-in-Progress	2,420	1,021
Total	63,382	61,117

Investment in Associated Companies	2,092	2,383
Net Plant and Investments in Associated Companies	65,474	63,500
Current Assets:
Cash and Cash Equivalents	587	1,193
Accounts Receivable (less allowance for uncollectible accounts of $493 in 2005 and $237 in 2004)	6,404	7,746
Unbilled Utility Revenue	719	1,044
Inventory	646	604
Income Tax Refund Receivable	26	863
Prepayments	426	469
Unbilled Contract Revenue	967	399
Total	9,775	12,318
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	12,655	14,148
Recoverable Seabrook Costs	12,224	12,778
Regulatory Assets—Deferred Income Taxes	6,660	6,659
Regulatory Assets—Post-Retirement Medical Benefits	178	243
Deferred Fuel and Purchased Energy Costs	27,445	25,544
Regulatory Asset—Power Purchase Agreement Restructuring	2,142	2,902
Unamortized Premium on Early Retirement of Debt	1,194	1,290
Other Deferred Regulatory Costs	1,797	1,306
Total	64,295	64,870
Other Assets:
Intangible Assets (net of accumulated amortization of $232 in 2005 and $68 in 2004)	140	78
Goodwill	6,113	5,753
Unamortized Debt Issuance Costs	566	609
Restricted Investment (at cost, which approximates market)	2,448	2,980
Miscellaneous	1,464	698
Total	10,731	10,118
Total Assets	$150,275	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)

(In thousands of dollars)	June 30, 2005	December 31, 2004
Capitalization:
Shareholders’ Equity (see accompanying statements)	$48,060	$48,157
Long-Term Debt	35,965	37,155
Total	84,025	85,312
Current Liabilities:
Long-Term Debt Due Within One Year	2,325	2,225
Notes Payable to Banks	6,376	3,989
Accounts Payable	3,536	4,978
Accounts Payable—Associated Companies	250	258
Accrued Employee Benefits	1,297	1,334
Dividends Payable	—	327
Customer Deposits	38	26
Taxes Accrued	—	21
Interest Accrued	103	75
Deferred Contract Revenue	131	109
Total	14,056	13,342
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	4,277	4,213
Carrying Value of Interest Rate Hedge	2,265	1,471
Uncollected Maine Yankee Decommissioning Costs	12,655	14,148
Other Regulatory Liabilities	388	318
Deferred Income Taxes	26,793	26,845
Accrued Post-retirement Benefits and Pension Costs	4,873	4,480
Investment Tax Credits	118	131
Miscellaneous	825	546
Total	52,194	52,152
Commitments, Contingencies, and Regulatory Matters (Note 8)	—	—
Total Capitalization and Liabilities	$150,275	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
 Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

	Shares Issued and Outstanding		Common		Preferred			Accumulated Other
	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/Share)	Paid-In Capital	Retained Earnings	Comprehen- sive Income (Loss)	Total
Balance, December 31, 2004	1,635,654	—	$11,450	$1,484	$—	$—	$35,634	$(411)	$48,157
Common Stock Issued	252		2	5					7
Preferred Stock Issued		9,500			—	950			950
Net Income							1,277		1,277
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation, Net of Tax Benefit of $89								(133)	(133)
Interest Rate Hedge, Net of Tax Provision of $159								239	239
Total Other Comprehensive Income								106	106
Total Comprehensive Income									1,383
Dividend ($.25 per share)							(409)		(409)
Balance, March 31, 2005	1,635,906	9,500	$11,452	$1,489	$—	$950	$36,502	$(305)	$50,088
Common Stock Issued	261		2	(2)
Net Loss							(798)		(798)
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation, Net of Tax Benefit of $23								(106)	(106)
Interest Rate Hedge, Net of Tax Benefit of $477								(715)	(715)
Total Other Comprehensive Loss								(821)	(821)
Total Comprehensive Income									(1,619)
Dividend ($.25 per share)							(409)		(409)
Balance, June 30, 2005	1,636,167	9,500	$11,454	$1,487	—	$950	$35,295	$(1,126)	$48,060

_________________________
MAM had five million shares of $7 per share common stock authorized, with 1,636,167 and 1,635,654 shares issued and outstanding as of June 30, 2005, and December 31, 2004, respectively. At June 30, 2005, and December 31, 2004, MAM had 500,000 shares of $.01 per share preferred stock authorized, with 9,500 shares and zero shares issued and outstanding, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned subsidiaries and affiliates:

•
Maine Public Service Company (“MPS”), a U.S. regulated transmission and distribution company, serving all of Aroostook County and a portion of Penobscot County in northern Maine, and its wholly-owned inactive Canadian subsidiary, Maine & New Brunswick Electrical Power Company, Ltd. (“Me&NB”);

•	Energy Atlantic, LLC (“EA”), is an inactive unregulated competitive electricity marketing subsidiary;

•
The Maricor Group (“TMG”) and its wholly-owned U.S. subsidiary, RES Engineering Inc. (“RES”), and The Maricor Group’s Canadian subsidiary, The Maricor Group, Canada Ltd provides energy asset development, energy efficiency, facility asset lifecycle management and mechanical, electrical and plumbing/fire protection engineering services with an emphasis on Leadership in Energy and Environmental Design (“LEED”) engineering services;

•
Maricor Properties Ltd (“Maricor Properties”), a Canadian real estate development and investment subsidiary of MAM and Maricor Properties’ wholly-owned Canadian subsidiary, Mecel Properties Limited (“Mecel”) focused on sustainable development and “smart growth” with an emphasis on Leadership in Energy and Environmental Design (“LEED”) criteria; and

•	Maricor Technologies, Inc (“MTI”), a U.S. wholly-owned, asset lifecycle management and capital planning software technology-based subsidiary.

MAM, an exempt utility holding company organized effective June 30, 2003, owns all of the common stock of the above subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

The Maricor Group (formerly known as Maine & Maritimes Energy Services) and The Maricor Group, Canada Ltd were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc., a Massachusetts corporation providing mechanical and electrical engineering services located in Boston, Massachusetts. In separate transactions, The Maricor Group, Canada Ltd acquired Eastcan Consultants, Inc. (“Eastcan”), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. (“M&R”), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Except for RES, the subsidiaries and affiliates of each acquired company were amalgamated into a single entity, The Maricor Group, Canada Ltd (formerly Maricor, Ltd) which is a wholly-owned subsidiary of The Maricor Group.

Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business of the Morris & Richard division of The Maricor Group, Canada Ltd. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”). Maricor Properties Ltd has undertaken significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations were provided by The Maricor Group, Canada Ltd. The Maricor Group, Canada Ltd’s Moncton office relocated to the facility during the fourth quarter of 2004.

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, software technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that complements MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity”. Based on this interpretation, MPS will be required to recognize an asset retirement obligation associated with the Poly Chlorinated Bi-Phenol Transformer phase-out program, described more fully in Note 8 of these Consolidated Financial Statements. The amount of the impact of this liability on the Company’s financial statements has not yet been determined.

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB Opinion No. 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method has been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date of January 1, 2006;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

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

On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-1 (“EITF 04-1”), effective for business combinations consummated, and goodwill impairment tests performed, in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The EITF issue addresses whether a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company’s financial statements at June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2005	2004	2005	2004

Current (benefit of) provision for income taxes
Federal	$(208)	$(430)	$267	$93
State	(132)	(82)	62	100
Canadian	(106)	71	(151)	73
Total current (benefit of) provision for income taxes	(446)	(441)	178	266
Deferred (benefit of) provision for income taxes
Federal	$(68)	$235	$225	$432
State	(6)	20	20	38
Canadian	—	—	—	—
Total deferred (benefit of) provision for income taxes	(74)	255	245	470
Investment credits, net	(6)	(7)	(12)	(14)
Total (benefit of) provision for income taxes	$(526)	$(193)	$411	$722
Allocated to:
Operating income
- Regulated	$(191)	$(41)	$994	$1,207
- Unregulated	(334)	(149)	(587)	(230)
Subtotal	(525)	(190)	407	977
Discontinued Operations	(2)	(21)	3	(264)
Total Operating	(527)	(211)	410	713
Other income	1	18	1	9
Total	$(526)	$(193)	$411	$722

For the six months ended June 30, 2005, and 2004, the effective income tax rates were 46.2% and 36.8%, respectively. The principal reasons for the effective tax rates differing from the US federal and state income tax rates are increased presence in Canada, and certain expenses under US GAAP that are not deductible for Canadian tax purposes.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2005 or 2004.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. For the quarter ended June 30, 2005, and the year ended December 31, 2004, Management evaluated the need for a deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2005, and December 31, 2004:

(In thousands of dollars)	June 30, 2005	December 31, 2004
Seabrook	$6,871	$6,964
Property	9,304	9,068
Flexible pricing revenue	963	925
Deferred fuel	10,558	9,832
Wheelabrator-Sherman up-front payment	868	1,158
Pension and post-retirement benefits	(1,135)	(945)
OCI	(570)	(272)
Other	(66)	115
Net accumulated deferred income taxes	$26,793	$26,845

3.	DISCONTINUED OPERATIONS — ENERGY ATLANTIC

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

On February 21, 2003, EA announced its withdrawal from the retail electricity markets in northern Maine, and ceased all of its energy marketing activities in MPS’s service territory, as well as the balance of the State, effective March 1, 2004, with the intent to stay inactive until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improve. EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

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

The Company recognized income (loss) from discontinued operations of $5,000 and $(405,000) for the six months ended June 30, 2005, and 2004, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 year-to-date net income represents the final settlement of software and equipment lease obligations and miscellaneous other small transactions. The 2004 net loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$562
Expenses	—	—	—	(1,161)
Other income, deductions and interest	(5)	(59)	8	(70)
Pretax (loss) income from discontinued operations	(5)	(59)	8	(669)
Income tax benefit (provision)	2	21	(3)	264
(Loss) income from discontinued operations	$(3)	$(38)	$5	$(405)
Loss per share from discontinued operations (basic and diluted)	$—	$(0.02)	$—	$(0.25)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of June 30, 2005, are as follows:

(In thousands of dollars)	June 30, 2005
Assets
Cash and cash equivalents	$107
Income tax benefit - parent	260
Other assets	8
Total Assets	$375

Liabilities
Accounts payable	$29
Total Liabilities	$29

4.	SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines;

•	Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiary Mecel Properties Ltd and all of their real estate holdings; and

•	Unregulated energy marketing: EA, an inactive subsidiary.

The “Other” column presented in the table below summarizes unallocable expenses for the holding company, MAM, activity for Maricor Technologies, and the inter-company eliminations. The segment information for 2004 has been reclassified to conform to the 2005 presentation.

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

(In thousands of dollars)
Three Months Ended June 30, 2005
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$7,073	$—	$—	$—	$—	$7,073
Unregulated	—	1,366	76	—	(20)	1,422
Total Operating Revenues	7,073	1,366	76	—	(20)	8,495

Operating Expenses
Regulated Operation & Maintenance	3,751	—	—	—	—	3,751
Unregulated Operation & Maintenance	—	1,856	86	—	128	2,070
Depreciation	695	5	15	—	1	716
Amortization of Stranded Cost	2,469	—	—	—	—	2,469
Amortization	73	50	—	—	—	123
Taxes Other than Income	421	17	—	—	15	453
Income Taxes	(191)	(335)	(25)	—	26	(525)
Total Operating Expenses	7,218	1,593	76	—	170	9,057

Operating Loss	(145)	(227)	—	—	(190)	(562)

Other Income (Deductions)
Equity in Income of Associated Companies	39	—	—	—	—	39
Interest and Dividend Income	18	11	—	—	(22)	7
Other Income (Deductions)	25	—	—	—	9	34
Total Other Income (Deductions)	82	11	—	—	(13)	80

Loss Before Interest Charges	(63)	(216)	—	—	(203)	(482)

Interest Charges	245	150	30	—	(112)	313
Loss from Continuing Operations	(308)	(366)	(30)	—	(91)	(795)

Loss from Discontinued Operations	—	—	—	(3)	—	(3)
Net Loss	$(308)	$(366)	$(30)	$(3)	$(91)	$(798)

(In thousands of dollars)
Three Months Ended June 30, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$6,881	$—	$—	$—	$1	$6,882
Unregulated	—	625	6	—	(6)	625
Total Operating Revenues	6,881	625	6	—	(5)	7,507

Operating Expenses
Regulated Operation & Maintenance	3,304	—	—	—	—	3,304
Unregulated Operation & Maintenance	—	888	5	—	(10)	883
Depreciation	656	—	—	—	—	656
Amortization of Stranded Cost	2,383	—	—	—	—	2,383
Amortization	20	—	—	—	—	20
Taxes Other than Income	386	106	—	—	1	493
Income Taxes	(41)	(158)	1	—	8	(190)
Total Operating Expenses	6,708	836	6	—	(1)	7,549

Operating Income (Loss)	173	(211)	—	—	(4)	(42)

Other Income (Deductions)
Equity in Income of Associated Companies	58	—	—	—	—	58
Interest and Dividend Income	1	—	—	—	3	4
Other Income (Deductions)	(8)	5	—	—	(32)	(35)
Total Other Income (Deductions)	51	5	—	—	(29)	27

Income (Loss) Before Interest Charges	224	(206)	—	—	(33)	(15)

Interest Charges	255	10	—	—	(10)	255
Loss from Continuing Operations	(31)	(216)	—	—	(23)	(270)

Loss from Discontinued Operations	—	—	—	(38)	—	(38)
Net Loss	$(31)	$(216)	$—	$(38)	$(23)	$(308)

(In thousands of dollars)
Six Months Ended June 30, 2005
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$17,387	$—	$—	$—	$—	$17,387
Unregulated	—	2,769	145	—	(72)	2,842
Total Operating Revenues	17,387	2,769	145	—	(72)	20,229

Operating Expenses
Regulated Operation & Maintenance	7,104	—	—	—	—	7,104
Unregulated Operation & Maintenance	—	3,747	186	—	73	4,006
Depreciation	1,386	8	28	—	1	1,423
Amortization of Stranded Cost	5,148	—	—	—	—	5,148
Amortization	147	84	—	—	(1)	230
Taxes Other than Income	859	39	—	—	30	928
Income Taxes	994	(518)	(46)	—	(23)	407
Total Operating Expenses	15,638	3,360	168	—	80	19,246

Operating Income (Loss)	1,749	(591)	(23)	—	(152)	983

Other Income (Deductions)
Equity in Income of Associated Companies	88	—	—	—	—	88
Interest and Dividend Income	22	12	1	—	(21)	14
Other Income (Deductions)	15	(2)	(1)	—	(5)	7
Total Other Income (Deductions)	125	10	—	—	(26)	109

Income (Loss) Before Interest Charges	1,874	(581)	(23)	—	(178)	1,092

Interest Charges	485	188	52	—	(107)	618
Income (Loss) from Continuing Operations	1,389	(769)	(75)	—	(71)	474

Income from Discontinued Operations	—	—	—	5	—	5

Net Income (Loss)	$1,389	$(769)	$(75)	$5	$(71)	$479
Total Assets	$136,055	$7,286	$2,480	$375	$4,079	$150,275

(In thousands of dollars)
Six Months Ended June 30, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Other	Total
Revenue from External Customers
Regulated	$17,090	$—	$—	$—	$—	$17,090
Unregulated	—	915	6	—	(6)	915
Total Operating Revenues	17,090	915	6	—	(6)	18,005

Operating Expenses
Regulated Operation & Maintenance	6,691	—	—	—	—	6,691
Unregulated Operation & Maintenance	—	1,343	5	—	(10)	1,338
Depreciation	1,289	—	—	—	1	1,290
Amortization of Stranded Cost	4,647	—	—	—	—	4,647
Amortization	39	—	—	—	—	39
Taxes Other than Income	752	107	—	—	1	860
Income Taxes	1,207	(226)	1	—	(5)	977
Total Operating Expenses	14,625	1,224	6	—	(13)	15,842

Operating Income (Loss)	2,465	(309)	—	—	7	2,163

Other Income (Deductions)
Equity in Income of Associated Companies	117	—	—	—	(2)	115
Interest and Dividend Income	15	—	—	—	5	20
Other Income (Deductions)	(120)	(1)	—	—	(41)	(162)
Total Other Income (Deductions)	12	(1)	—	—	(38)	(27)

Income (Loss) Before Interest Charges	2,477	(310)	—	—	(31)	2,136

Interest Charges	493	13	—	—	(17)	489
Income (Loss) from Continuing Operations	1,984	(323)	—	—	(14)	1,647

Loss from Discontinued Operations	—	—	—	(405)	—	(405)
Net Income (Loss)	$1,984	$(323)	$—	$(405)	$(14)	$1,242
Total Assets	$136,183	$7,253	$442	$661	$6,267	$150,806

5.	INVESTMENTS IN ASSOCIATED COMPANIES

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

Dividends of $25,000 and $1,800 were declared by Maine Yankee and MEPCO, respectively, during the second quarter of 2005. No dividends were received from either company in the second quarter of 2005. Dividends received during the second quarter of 2004 from Maine Yankee were $75,000 and from MEPCO $1,800.

In the second quarter of 2005, MPS received Maine Yankee stock redemptions of $305,000. No stock redemptions occurred in the second quarter of 2004. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

6.	STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years. As of June 30, 2005, the CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants: dividend yield of 4.08%; expected volatility of 20%; risk-free interest rate of 3.80%; and expected lives of seven (7) years from the grant date. On June 1, 2005, 5,250 options became fully vested and exercisable under the provisions of the Plan. There are 15,750 unvested options outstanding at June 30, 2005.

A summary of the status of the Company’s stock option plan as of June 30, 2005, and changes during the six months then ended is presented below:

(In thousands of dollars)	Shares	Exercise Price
Options	2005	2005
Outstanding at December 31, 2004	15,750	$30.85
Granted	5,250	26.65
Exercised	0	0
Forfeited	0	0
Outstanding at June 30, 2005	21,000	$29.80
Options exercisable at June 30, 2005	5,250	$30.45
Weighted-average fair value of options granted	$2.64

The following table summarizes information about fixed stock options outstanding at June 30, 2005:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 6/30/05	Weighted- Average Exercise Price
$26.65 - $32.00	21,000	8.42 yrs	$29.80	5,250	$30.45

Dilutive earnings per share impact of outstanding stock options:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (Loss) Income	$(798)	$(308)	$479	$1,242
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,636,167	1,599,001	1,636,037	1,589,851
Dilutive effect of common stock options	18,375	13,125	18,375	13,125
Other dilutive shares	5,955	0	5,955	0
Shares used in computation of earnings per common share assuming dilution	1,660,497	1,612,126	1,660,367	1,602,976
Net (loss) income per share basic	$(0.49)	$(0.19)	$0.29	$0.78
Net (loss) income per common share diluted	$(0.49)	$(0.19)	$0.29	$0.77

7.	BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. The Company continues to offer market-based total compensation to its employees that includes varying funded benefit programs, salary, bonuses, incentives, and commissions, depending upon an individuals’s particular job classification. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Canadian Pension Plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

U. S. Defined Benefit Pension Plan

The Company has non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Most non-regulated employees are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company intends to contribute approximately $625,000 to the pension plan for 2004 in 2005, prior to the filing of its 2004 corporate income tax return. In addition, the Company is currently making quarterly payments for the 2005 plan year, in accordance with IRS requirements due to the plan’s market value dropping below the fully funded level. These quarterly payments for 2005 are approximately $205,000 each and affect the plan funding level, but not the amount of expense to be recognized. Expenses by quarter are summarized in the table below. Lower than required investment returns, combined with the increasing life expectancy of retirees, has and will continue to impact liabilities related to pension benefits. Management and the Board of Directors are evaluating options to control such costs and risks associated with MPS’s defined benefit pension plan and recognize that actions must be taken to address challenges associated with retiree benefits.

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments. The plan also covers retiree medical coverage for employees of Maine Public Service Company, the regulated utility. In 2002, certain amendments were made to the plan, including the following: Effective with retirements after January 1, 1995, and employees hired before January 1, 2003, retirees will be eligible for retiree medical coverage after completing twenty years of service, subject to a contribution schedule. Employees hired after January 1, 2003, are eligible for retiree medical coverage after completing twenty-five years of service; however, their spouse will not be eligible for coverage. For employees hired after December 31, 1999, and prior to January 1, 2003, spousal retiree medical coverage ceases upon the spouse’s attainment of age 65. Retirees who were hired before January 1, 2003, contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution declining to $69.33 per month until age 65 and $21.62 per month thereafter for thirty or more years of service. Retirees who were hired after January 1, 2003, contribute to the cost of their coverage starting at 70% for retirees with twenty-five years of service and declining to the above-mentioned monthly amounts for thirty or more years of service. The above amendments in plan provisions have been incorporated into the calculation of the related actuarial benefit obligation. The Company continues to evaluate the increasing financial liabilities associated with health care benefits and is considering options that ensure competitive employee benefits and control costs.

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1,061,000 in 1993, representing deferred post-retirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. For purposes of determining the accrued post-retirement benefit cost as of June 30, 2005, and December 31, 2004, the health care cost trend rate used was 8.0% in 2005 and 2004 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan.

The following table sets forth the plans’ net periodic benefit cost:

	Pension Benefits				Other Benefits
(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$122	$118	$244	$236	$46	$55	$92	$110
Interest cost	283	289	566	578	126	146	252	292
Expected return on plan assets	(269)	(304)	(538)	(608)	(54)	(51)	(108)	(102)
Amortization of transition obligation	0	0	0	0	36	36	72	72
Amortization of prior service cost	23	23	46	46	(15)	(15)	(30)	(30)
Recognized net actuarial (gain)	26	0	52	0	42	53	84	106
Net periodic benefit cost	$185	$126	$370	$252	$181	$224	$362	$448

8.	COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER05-… (formula change filing) and ER00-1053-… (calculation of the revenue requirement filing)

On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2005 OATT”) to modify its transmission rate formula. MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was increased by $288,670 on June 1, 2005, under the 2005 OATT. This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%. The primary reason for the increase was the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system. MPS is currently responding to data requests submitted by interveners and cannot predict the outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission (MPUC), the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increase by 1.1%

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

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

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004, prior to any adjustment was projected to be $18.8 million. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2.896 million, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004, of $21.734 million. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004, adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

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

The primary purpose of the project is to ensure that the reliability and integrity of the MPS transmission grid are maintained under scenarios of reduced on-system generator availability and peak load growth. The available firm transfer capability of the transmission system when added to the remaining on-system hydro generation is not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable. The proposed line would address this and other reliability concerns by significantly increasing the load-serving capability of the northern Maine region and would serve to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid, and thereby significantly reduce the potential for a voltage collapse under certain contingency events. Additional benefits of the proposed line include the potential for increasing the number of competitive retail electric suppliers and increasing the attractiveness of the region for development of additional generation, such as wind farms, by providing increased transmission export capacity.

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

By law, the MPUC has six months to determine whether to issue the Certificate, provided that the Commission may extend that time period for cause. However, due to the complexity of the issues in this Docket, the MPUC has set a schedule that would resolve the case by the end of August 2005. Hearings were conducted on June 6, 7, and 8, 2005 followed by the filing of Briefs by all parties including MPS. The examiner’s report, which was issued on July 29, 2005, did not find a reliability issue and does not support construction of the line. The Company is currently awaiting the Commission’s Order in August 2005. MPS cannot predict the outcome at this time. However, MPS has determined that it will file exceptions to the examiners findings and will seek approval by the MPUC Commissioners. Should the Commissioners not approve the petition, MPS will evaluate additional legal options. MPS believes this case represents a significant and potentially landmark decision that removes from the utility its traditional rights to perform and implement rational integrated resources planning in a post-deregulation environment as it pertains to transmission security. Should this case ultimately not be approved, MPS believes that the risks associated with the lack of reliability may be borne by shareholders, while the ability to mitigate risks through the development and implementation of rational integrated transmission resources planning may be eliminated by a unfavorable regulatory decision. MPS believes that rational markets, post deregulation, must incorporate a balanced approach to responsibilities and authorities that ensures the right to mitigate risks regarding transmission system reliability.

In September 2004, MPS also entered into the Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. These dockets remain open. MPS cannot predict the outcome of this case at this time.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost” in the accompanying balance sheet related to this contract is $27.4 million at June 30, 2005, and $25.5 million at December 31, 2004, respectively.

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

MPS currently sells 100% of WS’s output to WPS-PDI. From March 1, 2002, through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, took delivery of 40% of WS’s output and WPS-PDI took the remainder.

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

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The initial cost of the ten-year program was estimated to be $5.0 million and, as of June 30, 2005, $1.24 million has been spent on this effort.

Off-Balance Sheet Arrangements

The Company does not have any variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003. Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the six months ended June 30, 2005, and 2004:

	June 30,
(dollars in thousands)	2005	2004
Office Equipment	$36	$—
Building	96	16
Vehicles	6	1
Rights of Way	1	58
Field Equipment	20	40
Total	$159	$115

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(In thousands of dollars)
2005	$ 230
2006	$ 226
2007	$ 211
2008	$ 217
2009	$ 206

Maricor Properties’ Leases

Maricor Properties and its subsidiary, Mecel Properties, lease office space to The Maricor Group, Canada Ltd. in Moncton, New Brunswick and Halifax, Nova Scotia, respectively. All other net operating leases are to outside third parties. The minimum lease revenue expected from the only existing third-party lease arrangement does not include its proportional usage of utilities, maintenance and tax expenses that will be paid by the third party under its single-net lease.

5-Year Minimum Lease for External Party Lease (in thousands)

2005	$ 49
2006	$ 49
2007	$ 49
2008	$ 49
2009	$ 49

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $510,000 for 2005, and $575,000 per year for years 2006-2013.

9.	Subsequent Event

On July 27, 2005, MAM obtained approval for a ninety-day working capital line of credit from Katahdin Trust Company for $750,000. This line will be used to fund short-term working capital needs while the Company pursues other long-term financing arrangements.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2004 Annual Report on Form 10-K and the Company’s March 31, 2005 Form 10-Q.

Goodwill Impairment Analysis

The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that the Company, on an annual basis, calculate fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. The Company’s annual impairment assessment date is November 30. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The costs of integration and overall traction in the market place did not keep pace with expectations; therefore, Management performed an interim impairment analysis of goodwill as of June 30, 2005. No impairment of goodwill was noted in this assessment.

In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions, and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill. If actual fair value is less than the Company’s estimates, goodwill may be overstated on the balance sheet, and an impairment charge would be recorded against net earnings.

Quarterly Performance Summary

A number of specific factors have negatively impacted MAM’s overall performance during the second quarter and year-to-date. These factors include, but are not necessarily limited to (a) significant increases in corporate audit-related and Sarbanes-Oxley compliance costs, (b) lower than anticipated earnings from MPS, due to a number of factors, including significantly increased pension costs, increased fuel costs for its fleet operations, and increased amortization of stranded costs, (c) increased insurance costs, including workers compensation, (d) increased tax related expenses, and (e) costs for the start-up of new product and service lines within MAM’s unregulated business sectors. MPS’s quarterly earnings have followed its usual earnings pattern, where the second and third quarter earnings typically lag first and fourth quarters due to the current rate design approved by the MPUC. While the mechanical, electrical and plumbing/fire protection design engineering operations of The Maricor Group and its subsidiaries were profitable, its new start-up product and service lines involving lifecycle asset management, energy efficiency services and “hosted” energy asset development, which have longer sales cycles than design engineering, were not profitable. Maricor Technologies, which was acquired during the first quarter of 2005, is only now beginning to implement its strategic sales efforts. Maricor Properties must improve its lease coverage of owned properties to increase its performance and is currently taking steps to promote increased lease-up of its facilities. Further, the earnings results of the unregulated operations were significantly impacted by corporate allocations and direct corporate charges that would have, to a majority extent, been historically borne costs by MPS prior to reorganization.

Management is taking additional steps to control costs and decentralize operations, working to reduce corporate allocations. While Management is focused on cost controls, it does not believe that cost controls can achieve the desired earnings goals of the Company. Rather, an increased focus is being placed on sales, working to shorten sales cycles and increase sales closing rates. Such efforts include increased executive and senior management involvement in enterprise-wide sales efforts. Further, Management believes that increasing the overall scale of the organization through additional acquisitions is critical to address the overall burden of governance and corporate-related costs. In order to continue implementation of MAM’s growth strategy, Management is focused on capital formation to fully implement its portfolio growth strategy. Capital formation may take the form of equity offerings, cash and debt. In addition, to facilitate the Company’s growth and operating strategy, Management is evaluating its overall financial and banking relationships to ensure relations and structures supportive of full implementation of its growth strategy, addressing short-term cash flow challenges.

Discussion and Description of the Company’s Business Model and Growth Strategy

In 2003, MPS sought approval from the Maine Public Utilities Commission and its shareholders to form a holding company. MPS’s decision to convert to a holding company structure and begin implementation of a diversification and growth strategy was a result of a combination of regulatory and economic factors including, but not limited to: (a) the negative economic impacts of deregulation and generation divestiture on MPS’s revenue model, (b) flat to declining demographic and economic conditions within MPS’s service area; (c) regulatory constraints or barriers to implementation of a growth strategy under MPS’s organizational structure; (d) a declining rate base as a result of reductions in stranded costs as regulatory assets; and (e) the strategic objective to implement an effective risk management structure associated with the Company’s overall growth strategy.

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

Management and the Board of Directors have adopted what they believe to be a market-based, realistic and conservative growth and diversification strategy. While the overall strategy is deemed conservative, it should be recognized that as the Company transitions from a “regulated” return on equity revenue model to a “deregulated” and more market-based revenue model, earnings are subject to greater variability and risks. In addition, due to the Company’s limited investment capital, investments in new product lines, new office locations, increased staffing and other non-acquisition growth costs must be funded from ongoing earnings of the Company and such investments may impact earnings during implementation of the Company’s growth strategy.

As part of the Company’s growth and business strategy, MPS, as a regulated entity, is continuing to focus on business process improvements and technology and infrastructure investments to improve the overall performance, system reliability, economics, and efficiencies of MPS’s transmission and distribution systems. These strategies include, but are not necessarily limited to, the adoption of new productivity enhancing technologies, such as automated meter reading, changes in core business processes, adoption of integrated asset management strategies, including transmission inspection programs, and development and implementation of long-term transmission and distribution plans. These plans, subject to regulatory approvals, may also include the construction of additional regulated transmission assets. MPS has requested MPUC approval to construct a new 138 KV transmission line, increasing its interconnections with New Brunswick Power (“NB Power”). As of June 30, 2005, $661,000 have been expended on labor and legal efforts related to the research and approval filing of this project and is currently reported in construction, work-in-progress on the Consolidated Balance Sheet. The goals of these collective efforts are to allow for efficient long-term control of MPS’s annual capital, operating, and maintenance expenditures, while improving system and customer service performance. MAM and MPS cannot predict with certainty the outcome of its filing(s) with regulatory bodies, including the MPUC or FERC.

MAM’s unregulated growth strategy centers on a diversification approach that expands the Company’s business and revenue model to include, without limitation, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions, facility lifecycle asset management services, facility lifecycle asset management software technologies, facilities management, and asset/facility ownership. In addition, through The Maricor Group, efforts continue to identify and potentially execute opportunities to design, build, own and/or operate customer-hosted energy-related assets, such as central utility steam plants, customer-hosted non-merchant alternative fuel projects and customer-hosted co-generation assets. As an affiliated company of MPS, The Maricor Group may have certain limitations with respect to ownership of co-generation assets within the MPS service area and the State of Maine.

One of the challenges to MAM’s growth strategy is the need for capital formation to allow for meaningful growth through acquisitions. Given the limited earnings and cash flow characteristics of the Company, growing the company internally, often referred to as organic growth, is deemed to be more expensive than acquisitions. Cash flow challenges are exacerbated by MPS’s levelization of its stranded cost recovery, as well as the traditionally long accounts receivable trends of the mechanical, electrical and plumbing design engineering business. The availability of growth capital and operating cash flows are critical to the overall success of the Company’s growth and operations’ strategies. Given MAM’s organizational structure as a holding company, each operating subsidiary, which serves as a profit and loss center, must make certain contributions to the overall operations of the holding company. These costs, which are referred to as corporate allocations, are generally costs that existed within MPS prior to its reorganization into a holding company. Thus, to varying degrees, the Company’s unregulated subsidiaries offset costs that would have been borne by MPS. Such internal corporate allocations can and will have an impact on the unregulated subsidiaries until they achieve a certain critical mass in terms of operating and financial scale.

MAM’s unregulated engineering, sustainable asset management, energy efficiency and asset development subsidiaries will require increased scale of operations and revenues to offset corporate overhead and administrative costs (corporate allocations). Corporate governance, enterprise-wide insurances, accounting, human resources services and information technology services require a minimum scale that has the ability to serve a larger organization, thus lowering the per employee costs for such services. Management believes the near and long-term profitability of its unregulated subsidiaries is dependent upon continuing efforts to increase the scale or size of the organizations through increased hiring of engineers and/or acquisition of additional engineering-related firms in the U.S and/or Canada, increased sales of the various services, acquisition of additional real estate, and the development of customer-hosted energy assets.

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

LEED provides a complete framework for assessing building performance and meeting sustainability goals. Based on what we believe to be well-founded scientific standards, LEED emphasizes state-of-the-art strategies for sustainable site development, water savings, energy efficiency, materials selection and indoor environmental quality. LEED recognizes achievements and promotes expertise in green buildings through a comprehensive system offering project certification, professional accreditation, training and practical resources. There is a LEED certification exam, whose purpose is to ensure that successful candidates have the knowledge and skills necessary to participate in sustainable design processes, ensuring a high level of understanding of LEED requirements, resources, and processes.

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

Currently, Maricor Properties Ltd and its subsidiary Mecel Properties Ltd own two offices complexes within Atlantic Canada. These properties consist of a five-story office complex in the downtown area of Moncton, New Brunswick that had fallen into disrepair. Located on a major downtown thoroughfare, using the engineering expertise of The Maricor Group, Canada Ltd, the building is being revitalized into a productive, architecturally attractive, and energy efficient facility, reusing building materials in manners that enhance sustainability, while providing for a quality work space. The Moncton building is a multi-tenant facility which houses The Maricor Group, Canada Ltd, as well as other tenants. Management is currently working to lease the balance of the facilities and continues to evaluate additional properties for acquisition and/or development. Facilities management and leasing are outsourced to strategic partners within Atlantic Canada, Ashford Investments and Ashford Properties.

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

Overall Results of Operations—Consolidated

Net (Loss) Income and (Loss) Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(308)	$(31)	$1,389	$1,984
Unregulated Engineering Services	(366)	(216)	(769)	(323)
Unregulated Real Estate Holdings	(30)	—	(75)	—
Other*	(91)	(23)	(71)	(14)
(Loss) Income from Discontinued Operations	(3)	(38)	5	(405)
Net (Loss) Income	$(798)	$(308)	$479	$1,242
Basic (Loss) Earnings Per Share for the Quarter	$(0.49)	$(0.19)	$0.29	$0.78
__________________________
*	The “Other” line includes unallocable expenses for MAM, the holding company, activity for Maricor Technologies, and the intercompany eliminations.

Net income above is allocated based upon the segment allocation as presented in Note 4 of the financial statements.

Consolidated net income decreased by $490,000 from the second quarter of 2004. As described more fully below, the decrease in income is the result of losses from the start-up operations and integration of its new TMG acquisitions, and increased general and administrative costs associated with Sarbanes-Oxley compliance costs, implementation of the Company’s Oracle-based financial system and increased regulatory compliance costs. We note that for quarter-to-quarter comparison purposes, the impact of these costs on income from the Regulated Electric Utility was minimized as a result of sharing of traditional fully allocated costs from MPS to its parent company, MAM, and other subsidiaries, such as The Maricor Group. As The Maricor Group, Maricor Properties and Maricor Technologies grow, an increasing amount of corporate allocation costs will shift from MPS to unregulated operations. For example, governance costs, historically fully borne by MPS are now shared costs among MAM and its subsidiaries.

Management is closely monitoring overall year-to-date earnings and cash flow results and is taking steps to address the Company’s lagging financial performance. Earnings have been impacted by a number of factors that are outside the control of Management, such as the historical treatment of certain stranded cost and pension issues that have significantly impacted annual earnings. During the balance of 2005, Management anticipates increased compliance costs associated with Sarbanes-Oxley compliance. Further, while an overall reorganization effort is underway to streamline the enterprise, including increased decentralization, and implementing cost controls, Management believes that earnings challenges can best be met through growth of revenues. Additionally, Management is in the process of evaluating and addressing rising pension and health care costs. With respect to staffing levels, the Company continues to evaluate out-sourcing options that could improve operational and economic results, however, no decision has been made at this time. In addition to these activities, Management is evaluating potential sales of unregulated assets to enhance near-term earnings. While a number of activities are underway to actively address earnings challenges, Management cannot provide any assurance that such efforts will substantially improve near-term earnings.

Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements. Interest Expense on long-term debt and short-term credit arrangements were $665,000, and $564,000 for the quarters ending June 30, 2005, and 2004, respectively. For the six months ended June 30, 2005, and 2004, interest expense was $1.31 million and $1.13 million, respectively. TMG and Maricor Properties Ltd incurred interest on short-term debt during the entire second quarter of 2005, compared to only a portion of the same period in 2004, while MPS experienced higher short-term rates in 2005.

Income Tax Benefit

Income tax benefit for MPS was $191,000 and $41,000 for the quarters ended June 30, 2005, and 2004, respectively. The regulated utility provision for income taxes for the six months ended June 30, 2005, and 2004, was $994,000 and $1.21 million, respectively. The unregulated tax benefit for the quarter ended June 30, 2005, was $334,000 compared to $149,000 for the same period in 2004. For the first six months of 2005 and 2004, this benefit was $587,000 and $230,000, respectively. The benefit is primarily from an increased loss at TMG in 2005.

Taxes Other Than Income

Taxes other than income were $453,000 and $493,000 for the quarters ended June 30, 2005 and 2004, respectively, and $928,000 and $860,000 for the six months ended June 30, 2005 and 2004, respectively. Taxes other than income for the engineering subsidiaries are classified as cost of sales for taxes related to labor dollars for employees who work directly on engineering projects, and presented on the Statement of Consolidated Income within “Unregulated Operation and Maintenance.”

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
Net (Loss) Income — Regulated Electric Utility	$(308)	$(31)	$1,389	$1,984
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.19)	$(0.02)	$0.85	$1.25

Regulated Operating Revenue

Consolidated Revenues and Megawatt Hours (“MWH”) for the three and six months ended June 30, 2005, and 2004, are as follows:

	Three Months Ended				Six Month Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
(In thousands of dollars)	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,320	41,805	$3,278	41,783	$7,325	93,121	$7,233	92,908
Large Commercial	1,073	43,612	1,038	41,099	2,699	87,117	2,665	85,234
Medium Commercial	1,038	25,832	982	25,337	2,839	52,672	2,823	52,901
Small Commercial	1,311	21,480	1,257	20,728	3,672	48,250	3,494	46,125
Other Retail	331	850	326	849	852	1,694	875	1,691
Total Regulated Retail	$7,073	133,579	$6,881	129,796	$17,387	282,854	$17,090	278,859

In the second quarter of 2005, regulated retail revenue was up 3,783 MWH or 2.9% to 133,579 MWH, compared to 129,796 MWH in the same period of 2004. For the first half of 2005, regulated retail revenue totaled $17.39 million, compared to $17.1 million in the first half of 2004. Sales volume during the first six months of 2005 increased 3,995 MWH or 1.4% over the same period of 2004.

The largest increase quarter-over-quarter was in large commercial customers. Sales volume to this customer class is up 2,513 MWH or 6.1%. The largest increases in usage were sales to two new large customers, an increase of 764 MWH, and an increase in usage of 755 MWH by one of the Company’s largest customers, a manufacturing facility that had a temporary shutdown for renovations in the second quarter of 2004. The remaining 994 MWH increase resulted from smaller increases in usage at several of our other large customers. Volume for the year has increased 1,883 MWH from 85,234 MWH in 2004 to 87,117 MWH in 2005. The increases in volume year-to-date are consistent with the causes of the quarterly increases. The two new customers contributed an additional 895 MWH in 2005, and the renovations of the manufacturing plant included an expansion that contributed an additional 858 MWH in 2005.

Residential sales volume was flat in the second quarter of 2005 compared to 2004, increasing 22 MWH or 0.1%. Residential customers contributed $3.32 million to revenue, compared to $3.28 million in the same quarter of the previous year. The change in volume is consistent with the year-to-date change of 213 MWH or 0.2%.

An increase in volume was also experienced in the small commercial customer class. This increase of 752 MWH, or 3.6%, contributed $1.31 million to revenue, compared to $1.26 million in the second quarter of 2004. The decrease in rates is primarily due to the timing of termination of old rate discounts and the beginning of new ones. For the first six months of 2005, small commercial customer sales increased from 46,125 MWH to 48,250 MWH, an increase of 2,215 MWH, or 4.6%.

Medium commercial service volume increased 495 MWH, or 2.0%, from the same quarter of prior year. The medium commercial customers provided $1.04 million in revenue in the second quarter of 2005, compared to $982,000 in the second quarter of 2004. The decrease in volume in medium commercial customer sales in the first quarter more than offset the second quarter increase, resulting in a year-to-date decrease in volume of 229 MWH or 0.4%.

Other retail revenue has been flat in 2005, compared to 2004, in both volume and revenue dollars. Other retail revenue includes charges such as area lighting, street lighting and miscellaneous other service revenues.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the three and six months ended June 30, 2005, and 2004, regulated operation and maintenance expenses and stranded costs are as follows:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Regulated Operation and Maintenance
Transmission and Distribution	$1,070	$821	$1,641	$1,551
Customer Service	232	271	499	612
Administrative and General	2,449	2,212	4,964	4,528
Total Regulated Operation and Maintenance	$3,751	$3,304	$7,104	$6,691

Stranded Costs
Wheelabrator-Sherman	$1,654	1,804	3,364	3,642
Maine Yankee	804	788	1,608	1,548
Seabrook	277	277	555	555
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363	725	726
Deferred Fuel	(699)	(919)	(1,244)	(1,964)
Special Discounts	70	70	140	140
Total Stranded Costs	$2,469	$2,383	$5,148	$4,647

Transmission and distribution expenses were $1.07 million in the second quarter of 2005, compared to $821,000 in the same period of 2004, an increase of $249,000. Distribution expenses increased $271,000, from $596,000 in 2004 to $867,000 in 2005. There was a $215,000 increase in distribution operation overhead line expenses and an increase of $119,000 in distribution maintenance of overhead lines. The increase in distribution expenses was offset by the decrease in transmission expenses from $225,000 in 2004 to $203,000 in 2005. Transmission operation decreased $35,000 during this period, while transmission maintenance increased by $13,000.

For the first six months of 2005, transmission and distribution expenses have increased $90,000. Decreases in the first quarter of 2005, including capitalized meter installation expenses and decreases in transmission load dispatching and transmission overhead line maintenance, partly offset the increases of the second quarter.

Customer service expenses decreased $39,000 from $271,000 in the second quarter of 2004 to $232,000 in the second quarter of 2005. There was a $26,000 decrease in bad debt expense and, a $20,000 decrease in meter reading expenses, offset by a $11,000 increase in customer assistance expenses. The remaining change is attributable to other customer service activities, including informational advertising, supervision and miscellaneous other customer service expenses. The year-to-date decrease in 2005, compared to 2004, is $113,000.

Administrative and general expenses in the second quarter of 2005 were $2.45 million, an increase of $237,000 from the second quarter of 2004. Year-to-date, expenses have increased $436,000 from $4.53 million in 2004 to $4.96 million in 2005. Costs allocated to MPS by MAM for services such as Sarbanes-Oxley compliance, legal and audit services and corporate governance totaled $787,000 in the second quarter of 2005, and $1.63 million for the first six months of 2005. This compares to $594,000 for the second quarter of 2004, and $1.02 million for the first six months of 2004, respectively. Many of these expenses would have been fully borne by MPS in the past; in 2004 and 2005, these expenses were also shared by the unregulated operating divisions. Pension expenses increased $24,000 from the second quarter of 2004 to the second quarter of 2005. The remaining change for the quarter is attributable to small increases in other accounts. The year-to-date increase in allocated expenses of $608,000 was partly offset by a decrease in regulatory commission expense of $161,000 and other smaller changes.

The increases in stranded costs from 2004 to 2005 reflect the increase in revenue requirements approved in MPUC Docket No. 2003-666. The revenue requirements stipulated in Docket 2003-666 became effective on March 1, 2004. During the first two months of 2004, stranded costs were still being recognized under the previous rate treatment which did not allow for the levelized recognition of deferred fuel costs. This change in treatment of deferred fuel accounts for the $500,000 increase in stranded costs year-over-year. The stranded costs for Wheelabrator-Sherman and $1.49 million of the 2004 stranded costs for Maine Yankee represent actual cash expenses during the year. Other costs represent amortization or recognition of regulatory assets and regulatory liabilities.

Unregulated Engineering Services

The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, RES Engineering Inc., and The Maricor Group, Canada Ltd, formerly Maricor Ltd.

Unregulated engineering services operations began in late 2003, with the creation of The Maricor Group and The Maricor Group, Canada Ltd in November, and the acquisition of Eastcan Consultants, Inc. in December. Morris & Richard Consulting Engineers, Ltd. and RES Engineering, Inc. were acquired on June 1, 2004, and June 15, 2004, respectively. Net loss and loss per share from these subsidiaries for the three and six months ended June 30, 2005, and 2004 are as follows. These losses include corporate allocations, as noted, that would have been historically borne by MPS.

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss - Unregulated Engineering Services	$(366)	$(216)	$(769)	$(323)
Basic Loss Per Share from Unregulated Engineering Services	$(0.22)	$(0.14)	$(0.47)	$(0.20)

The growth strategy of the unregulated engineering companies centers on a diversification approach that expands the companies’ business and revenue models to include, without limitation, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions and facility lifecycle asset management services. In addition, efforts continue to identify and potentially execute opportunities to design, build, own and/or operate customer-hosted energy-related assets, such as central utility steam plants, customer-hosted non-merchant alternative fuel projects and customer-hosted co-generation assets.

For the year-to-date June 30, 2005, the mechanical and electrical engineering service segment of the unregulated engineering services business was profitable, contributing approximately 25% to the gross margin for the three engineering companies combined. Start-up costs for the lifecycle asset management, energy efficiency and asset development segments of the business, as well as sales and marketing salaries included in Cost of Sales at RES, Eastcan and M&R, detracted from the gross margin by approximately 15%, for an actual gross margin of 10%.

Management is undertaking steps to address the lagging performance of The Maricor Group and The Maricor Group, Canada Ltd. RES Engineering’s Hudson office is being closed, while its Boston office is being expanded, reflecting the reality that the bulk of the subsidiary’s market and customer base are in Boston. As a result, some downsizing has occurred, while also hiring individuals with improved skill sets. In addition, MAM is migrating toward increased decentralization, enabling subsidiaries to be more independent, operating under enterprise-wide policies, in an attempt to minimize corporate allocations. Such decentralization is designed to promote decision making closer to the actual profit and loss center. There is also an increased focus on sales, particularly in the lifecycle asset management and energy efficiency areas, while implementing more rigid cost controls. However, the long-term profitability of The Maricor Group and its subsidiaries is clearly dependent upon achieving increased revenues per employee through enhanced marketing and sales, diversifying sales away from a predominance of design engineering services into higher margin products and services, and increasing the overall scale of the unregulated subsidiaries through strategic acquisitions.

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the three and six months ended June 30, 2005, and 2004:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
RES Engineering, Inc.	$580	$244	$1,168	$244
The Maricor Group, Canada Ltd	786	381	1,601	671
Total Unregulated Engineering Operating Revenue	$1,366	$625	$2,769	$915

The principal projects which generate revenue for the three companies are mechanical and electrical engineering design and design/build projects on a fee-for-service basis. The majority of revenue was generated by this segment of the business for the three and six months ended June 30, 2005. Increasingly, their businesses are focusing on facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants, all typically higher value and higher margin offerings.

Unregulated Engineering Services Operating Expenses

Unregulated engineering services operating & maintenance expenses for the three and six months ended June 30, 2005, and 2004:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of Sales	$1,276	$463	$2,480	$653
Other Operating Expenses	580	425	1,267	690
Depreciation	5	—	8	—
Amortization	50	—	84	—
Taxes Other than Income	17	106	39	107
Income Taxes	(335)	(158)	(518)	(226)
Total Unregulated Operating Expenses	$1,593	$836	$3,360	$1,224

The cost of sales above consists primarily of direct labor expenses and direct contract costs as well as marketing, sales, and business development expenses with labor, overheads, and consulting services for developing business relationships and re-branding this business segment as The Maricor Group. The remaining operating expenses were used for parent company corporate overhead allocations, office supplies, insurance, and administrative and general expenses.

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

Year-to-date revenue from this subsidiary was approximately $145,000, which was offset by operating expenses net of tax of $140,000, depreciation of $28,000, net interest of $52,000, and $1,000 of other expenses. Net loss from this operating company for the second quarter 2005 was $30,000 or $.02 per share, and $75,000, or $.05 per share, for the six months ended June 30, 2005. Efforts are underway to improve the leasing of Maricor Properties’ real property in Moncton, New Brunswick and to increase the overall scale of that company through additional acquisitions and developments. While increased leasing efforts are essential, it should also be recognized that the overall appraised value of the real estate holdings of MAM’s real estate subsidiaries have increased since acquisition.

Unregulated Energy Marketing—Energy Atlantic Discontinued Operations

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below.

The Company recognized income (loss) from discontinued operations of $5,000 and $(405,000) for the six months ended June 30, 2005, and 2004, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 year-to-date net income represents the final settlement of software and equipment lease obligations and miscellaneous other small transactions. The 2004 net loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

(In thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$562
Expenses	—	—	—	(1,161)
Other income, deductions and interest	(5)	(59)	—	(70)
Pretax (loss) income from discontinued operations	(5)	(59)	8	(669)
Income tax (provision) benefit	2	21	(3)	264
(Loss) income from discontinued operations	$(3)	$(38)	$5	$(405)
Loss per share from discontinued operations (basic and diluted)	$0.00	$(0.02)	$0.00	$(0.25)

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Operating Capital and Liquidity

Due to the confluence of several factors including, but not limited to, additional deferral of stranded costs, unforecasted increases in compliance expenditures related to Sarbanes-Oxley, unanticipated increases in benefit costs, new products and services as part of the Company’s growth strategy maturing more slowly than initially expected, and the timing for restructuring of our banking relationships, the Company’s short-term liquidity position is insufficient.  The Company is taking steps to improve this situation, including current negotiations to provide for our short-term working capital needs.  On July 27, 2005, MAM obtained approval for a ninety-day working capital line of credit from Katahdin Trust Company for $750,000 to be used to meet these short-term needs. Efforts are underway to evaluate the Company’s overall banking needs. Aligning the Company’s growth strategy with the right U.S. and Canadian banking relationships is essential to the Company’s near and long-term success. Our mid-term and long-term liquidity and cash positions remain solid.

The Company’s cash and cash equivalents as of June 30, 2005, was $587,000, $606,000 less than the December 31, 2004, balance of $1,193,000. The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part 1, Item 1, of this Form 10-Q, reflects the Company’s liquidity and sources of operating capital.

Cash flow provided by operating activities for the first six months of 2005 was $1.62 million while net income was $479,000. The deferral of $2.18 million of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery, accounted for the biggest reduction in operating cash flows. Cash flow provided by financing activities for the first six months of 2005 totaled $479,000. Uses of cash included $409,000 paid in dividends and long-term debt reductions of $1.09 million. These uses of cash were offset by an increase in short-term borrowings of $2.39 million. For the first six months of 2005, cash flow used for investing activity totaled $2.7 million. The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. (“MTI”) acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash, $950,000 of which was preferred stock, and $200,000 in the form of a put option. The Company also invested $3.0 million in fixed assets.

Net cash flows from operating activities for the first six months of 2004 were $4,712,000 with net income of $1,242,000. The deferral of $3.03 million of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery accounted for the biggest reduction in operating cash flows. For the six months ended June 30, 2004, the increase in cash from financing activities of $173,000 was due to $2.09 million of additional short-term borrowings partially offset by scheduled dividend payments of $1.24 million and the repayment of long-term debt of $705,000. Net cash outflows for investing activities were $7.68 million. During the first six months of 2004, MPS invested $3.82 million in electric plant. Construction work-in-progress, reported in the Utility Plant section of the Company’s June 30, 2004, Consolidated Balance Sheet, increased by $1.84 million from the balance as of December 31, 2003, due to the timing of expenditures for the Automated Meter Reading project and conversion of the Caribou substation to a higher voltage. In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock. The Maricor Group and Maricor Ltd spent $3.53 million net cash to acquire RES and M&R in June 2004.

Effective January 1, 2005, the Board of Directors increased the quarterly dividend by $0.05 per share from $0.20 per share to $0.25, for an annual dividend of $1.00 per share. As of June 30, 2004, the quarterly dividend was $ 0.38 per share, or $1.52 per share annually. The Board of Directors had decreased the October 1, 2004, dividend to $0.20 to conserve capital in support of the Company’s growth strategy, while still maintaining a competitive yield for shareholders.

To satisfy working capital requirements, MPS uses short-term borrowings from its revolving credit agreement of $6.0 million.  The agreement is secured by $6.0 million of first mortgage bonds and its due date has been extended to June 8, 2006.  In addition, on October 1, 2003, MPS executed an additional $3.0 million line of credit with the Bank of New York.  This facility was unsecured and originally set to expire on March 29, 2004, but MPS received an extension to December 31, 2004, when it expired. Interest rates on this facility were comparable to the rates on the existing revolving credit agreement.  The additional facility provided an additional source of short-term borrowings in the event required borrowings exceeded the existing revolving credit agreement.  As of June 30, 2005, MPS had $5.4 million of short-term debt outstanding, with $600,000 available, compared to $3.2 million outstanding, with $2.8 million available, at the end of 2004. Interest rates on these short-term borrowings were below the existing prime rate.  For additional information on the short-term credit facility, see Note 6 of the Notes to Consolidated Financial Statements, “Short-Term Credit Arrangements” of the Company’s 2004 Form 10-K.

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG, Management is working to ensure the Company has adequate credit facilities for 2005 and beyond to cover sinking fund payments, construction activities and other financial obligations.

The Maricor Group has a revolving credit arrangement with Banknorth N.A. for borrowings up to $1.0 million. This revolving credit arrangement, approved on September 21, 2004, is for a term of one-year and is subject to extension with the consent of the bank. One provision of this revolving credit arrangement requires that the line be paid off for one thirty day period during the year. The Company has not yet met this requirement, but has incorporated it in the short-term planning referenced in the first paragraph of this section. As of June 30, 2005, $975,000 was outstanding under this facility, with $25,000 unused. As of December 31, 2004, there was $789,500 outstanding under the revolving credit arrangement, with $210,500 unused.

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

Management believes the Company’s overall growth and long-term viability is dependent upon the full implementation of the Company’s growth strategy. In order to implement the strategy, capital formation will be essential. Management is evaluating a number of equity-related offerings that may include the issuance of additional common and/or preferred stock. Monies from these offerings may be used to eliminate debt in order to enhance net income and to facilitate strategic growth acquisitions.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, seven-year term loan with Fleet National Bank now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum tangible net worth, maximum ratio of indebtedness for borrowed money to total capital and a minimum ratio of net income to fixed charges. Interest is payable monthly at a variable interest rate of One-Month LIBOR, plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

On August 12, 2004, Maine & Maritimes Corporation entered into a $2,000,000, unsecured, two-year term loan with Katahdin Trust Company. The proceeds of the loan were used to acquire and renovate certain real estate assets in Moncton, New Brunswick, Canada. The loan requires interest-only payments from September 12, 2004, through maturity at a variable interest rate of Three-Month LIBOR plus 2.65%.

On September 21, 2004, The Maricor Group entered into a $2.2 million secured, 10-year term loan with Banknorth N.A. The proceeds of the loan were used, in part, for the acquisition of the common stock of RES Engineering and Morris & Richard Consulting Engineers. The loan requires interest-only payments at a variable interest rate of One-Month LIBOR, plus 2.00% through September 1, 2007. Quarterly, principal payments of approximately $79,000 commence October 1, 2007, through maturity at September 1, 2014.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property.  Originally issued for $15.0 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at June 30, 2005, and is due in 2021.  On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9.0 million, with these bonds due in 2025.  The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds.  Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letter of credit (“LOC”) for the benefit of the holders of each series of bonds.  Both LOC’s are due to expire in June 2006. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002.  For the 2000 series, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series.  For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods.  For both series, MPS has continued to use the weekly interest rate period.  Since issuance, the average of these weekly rates was 2.776% and 1.912% for the 1996 Refunding Series and the 2000 Series, respectively.  In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series.  By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

On May 29, 1998, FAME issued $11.54 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “Notes”) on behalf of MPS.  The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of:  (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs.  The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee.  MPS issued $4.0 million of its first mortgage bonds and the MPUC also approved the execution of an interest rate swap agreement in September 2003 with Fleet National Bank, now Bank of America, for the remaining term of the issue with an effective fixed rate of 2.79%.

As more fully discussed in Part II, Item 1(c), “Legal Proceedings - Requests for Issuance of Certificates of Public Convenience and Necessity in Connection with the Construction of a Proposed Transmission Line and Various Transmission Service Renovations,” MPS is pursuing the authorization to build, and include in rate base, a transmission line for system security and reliability purposes. While MPS is under no current obligation to build its estimated $4.0 million share of the line to the Canadian Border near Hamlin, Maine to connect with a line built by NB Power, a letter of interest to finance the project was obtained from a national bank as part of MPS’s initial application. Management believes financing for the project will be available should required regulatory approval be obtained.

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

•    The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS.  The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure.  Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (assuming a dividend is paid July 1, 2003, the initial two-year period shall be April 1, 2001, through March 31, 2003.)  The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS.  Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of June 30, 2005, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

•    Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required.  The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•    MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed $50.0 million and such amount will exclude retained earnings from EA, provided that MPS may at any time seek an enlargement of this limitation for good cause.

•    Without prior MPUC approval, MAM will not sell, pledge or otherwise transfer any common stock of MPS.

•    To protect and maintain the financial integrity of the regulated utility, MPS and MAM agreed to maintain the common equity ratio of MPS at a level of not less than forty eight percent (48%) of the total capital at all times, provided that the MPUC may establish, for good cause, a lower ratio in connection with its authorization of a future debt issuance proposed by MPS.  Total capital is defined as the sum of the following components:  common equity, preferred equity, long-term debt, current maturities long-term debt (“CMLTD”), long-term capital leases, current maturities long-term capital leases, and short-term debt.

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

(b)
The Company’s unregulated real estate development and investment subsidiary, Maricor Properties Ltd, and its subsidiary, Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates; shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

(c)
Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to an immaterial amount of foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

(d)
The Maricor Group and its subsidiaries are subject to market risks associated with changes in economic conditions of their respective markets, the ability to attract and retain key talent, and engineering design errors and/or omissions. The Company does carry insurance to address errors and omissions to mitigate certain risks.

(e)
Maricor Technologies is subject to risks associated with changing technologies and increasing competition. As a result, MTI monitors technology and competitor trends to ensure its product offerings remain market competitive.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on reviews by the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of the Company’s disclosure controls and procedures, conducted within 90 days of the filing of this Form 10-Q, as evidenced by the certifications appearing at the end of this Form 10-Q, the aforementioned Officers have concluded that the controls are working effectively.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.

The Company is taking actions to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting for the fiscal year 2006.  The Company continues to assess the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER05-… (formula change filing) and ER00-1053-… (calculation of the revenue requirement filing)

On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2005 OATT”) to modify its transmission rate formula. MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was increased by $288,670 on June 1, 2005, under the 2005 OATT. This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%. The primary reason for the increase was the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system. MPS is currently responding to data requests submitted by interveners and cannot predict the outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission (MPUC), the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate.. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increase by 1.1%

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

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

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004, prior to any adjustment was projected to be $18.8 million. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2.896 million, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004, of $21.734 million. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004, adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

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

By law, the MPUC has six months to determine whether to issue the Certificate, provided that the Commission may extend that time period for cause. However, due to the complexity of the issues in this Docket, the MPUC has set a schedule that would resolve the case by August 2005. Hearings were conducted on June 6, 7, and 8, 2005 followed by the filing of Briefs by all parties including MPS. The examiner’s report, which was issued on July 29, 2005, did not find a reliability issue and does not support construction of the line. The Company is currently awaiting the Commission’s Order in August 2005. MPS cannot predict the outcome at this time.

In September 2004, MPS also entered into the Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. These dockets remain open. MPS cannot predict the outcome of this case at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of the Stockholders of Maine & Maritimes Corporation held on May 11, 2005, three matters were voted upon.

First was the uncontested election of the following directors for terms ending in 2008, each of whom received the following votes:

	For	Withheld And Exemptions	Broker Non-Votes	Total Shares Voted
D. James Daigle	1,232,391	142,216	0	1,374,607
G. Melvin Hovey	1,230,159	144,448	0	1,374,607
Lance A. Smith	1,239,316	135,291	0	1,374,607
Deborah L. Gallant	1,232,590	142,017	0	1,374,607

The remaining classes of directors are as follows:

Class I Directors whose terms expire in 2006: Robert E. Anderson, Michael W. Caron, and Nathan L. Grass

Class II Directors whose terms expire in 2007: J. Nicholas Bayne, Richard G. Daigle and David N. Felch

Second, shareholders were asked to approve amendments to the 2002 Stock Option Plan (the “Plan”) which would (1) change the name of the Plan to the “2005 Stock Plan”; (2) permit the Board of Directors to grant stock awards, as well as stock options; and (3) increase the number of shares available for issuance under the Plan to 300,000 shares. The recorded vote was:

Amendments to the 2002 Stock Option Plan
For	477,600
Against	625,724
Abstentions	25,867
Broker Non-Votes	245,416
Total Shares Voted	1,374,607

Third was the ratification of the Independent Auditor, Vitale Caturano & Company. The following vote was recorded:

Independent Auditor
For	1,340,163
Against	20,890
Abstentions	13,554
Broker Non-Votes	0
Total Shares Voted	1,374,607

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

Date: August 12, 2005

/s/ Michael I. Williams
Michael I. Williams
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)