Form 10-Q
period 2005-09-30
MAINE & MARITIMES CORP
filed 2005-11-10
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value - 1,636,437 shares

Glossary of Terms

AMEX	American Stock Exchange
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMLTD	Current Maturities Long-Term Debt
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
FAME	Finance Authority of Maine
FAS	Financial Accounting Standards
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
LEED	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NMISA	Northern Maine Independent System Administrator
NUG	Non-Utility Generator
OATT	Open Access Transmission Tariff
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PURPA	Public Utilities Regulatory Policy Act
RES	RES Engineering, Inc.
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
SWA	Steven Winter Associates, Inc.
TMG	The Maricor Group
WPS-PDI	WPS-Power Development, Inc.
TMGNE	The Maricor Group, New England
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

This item contains Consolidated Financial Statements for Maine & Maritimes Corporation ("MAM" or the "Company") and its Subsidiaries, including (1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2005, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of September 30, 2005; (3) an audited consolidated balance sheet as of December 31, 2004, the end of MAM’s preceding fiscal year; (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2005, and for the corresponding period of the preceding year; and (5) an unaudited statement of consolidated shareholders’ equity for the period January 1 (beginning of the fiscal year) through September 30, 2005.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at September 30, 2005, and December 31, 2004; the results of their operations for the three and nine months ended September 30, 2005 and 2004; and their cash flows for the nine months ended September 30, 2005, and 2004.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.
The Maricor Group (“TMG”, formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary The Maricor Group, New England (“TMGNE”, formerly known as RES Engineering, Inc.) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“The Maricor Group, Canada,” formerly Maricor Ltd);

4.
Maricor Properties Ltd, (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd (“Mecel”), as well as a 50% owner of Maricor Ashford Ltd;

5.	Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary.

Maine & Maritimes Corporation and Subsidiaries

* Maricor Ashford Ltd is owned 50% by Maricor Properties Ltd

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

•
The Maricor Group, New England (formerly known as RES Engineering, Inc.) is a mechanical and electrical engineering subsidiary of The Maricor Group with offices in Boston and Hudson, Massachusetts, offering the services of The Maricor Group within New England, particularly the Commonwealth of Massachusetts and the greater Boston area.

•
The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.

•
Maricor Properties Ltd is a Canadian real estate development, redevelopment and investment company focused on sustainable development and “smart growth” principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs. It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts promoting renewal of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

•	Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.

•
Maricor Ashord Ltd is a joint venture real estate development/redevelopment company owned in equal shares by Maricor Properties Ltd and Ashford Investments, Inc., an unaffiliated real estate management company based in Moncton, New Brunswick, Canada, operating primarily within New Brunswick and Nova Scotia, Canada.

•
Cornwallis Court Developments, Ltd. (“Cornwallis”) is a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005. Cornwallis currently owns and operates the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

•
Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains information-based technologies, which support lifecycle asset management and capital budget planning with an increasing emphasis on capital performance management and asset governance. On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems. The Maricor Group utilizes the software in the delivery of its lifecycle asset management services and will market its products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Regulated	$7,445	$7,215	$24,833	$24,305
Unregulated	1,322	1,284	4,164	2,199
Total Revenues	8,767	8,499	28,997	26,504

Operating Expenses
Regulated Operation & Maintenance	3,682	3,452	10,786	10,161
Unregulated Operation & Maintenance	2,251	1,608	6,257	3,017
Depreciation	718	673	2,141	1,963
Amortization of Stranded Costs	2,584	2,458	7,732	7,105
Amortization	91	37	321	75
Taxes Other Than Income	428	431	1,356	1,228
Provision for Income Taxes—Regulated	38	38	1,031	1,245
Benefit of Income Taxes—Unregulated	(447)	(116)	(1,032)	(340)
Total Operating Expenses	9,345	8,581	28,592	24,454
Operating (Loss) Income	(578)	(82)	405	2,050
Other Income (Deductions)
Equity in Income of Associated Companies	45	54	133	158
Interest Income	—	—	13	15
Allowance for Equity Funds Used During Construction	7	14	16	29
Benefit of (Provision for) Income Taxes	1	(30)	—	(32)
Other—Net	(55)	(123)	(55)	(259)
Total	(2)	(85)	107	(89)
(Loss) Income Before Interest Charges	(580)	(167)	512	1,961

Interest Charges
Long-Term Debt and Notes Payable	709	590	2,021	1,720
Less Stranded Costs Carrying Charge	(361)	(328)	(1,052)	(963)
Less Allowance for Borrowed Funds Used During Construction	(2)	(5)	(5)	(10)
Total	346	257	964	747

Net (Loss) Income from Continuing Operations	(926)	(424)	(452)	1,214

Discontinued Operations
(Loss) Income from Discontinued Operations	(3)	(16)	5	(684)
Income Tax Benefit (Provision)	3	8	—	271

(Loss) Income from Discontinued Operations	—	(8)	5	(413)

Net (Loss) Income Available for Common Stockholders	$(926)	$(432)	$(447)	$801
Average Shares of Common Stock Outstanding	1,636,437	1,635,429	1,636,170	1,605,044

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.57)	$(0.26)	$(0.27)	$0.75
Basic Loss Per Share of Common Stock From Discontinued Operations	—	—	—	(0.25)

Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.57)	$(0.26)	$(0.27)	$0.50

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.57)	$(0.26)	$(0.27)	$0.75
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	—	—	(0.25)

Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.57)	$(0.26)	$(0.27)	$0.50

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended
(In thousands of dollars)	September 30,
	2005	2004

Cash Flow From Operating Activities
Net (Loss) Income	$(447)	$801
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Depreciation	2,141	1,963
Amortization	1,113	950
Deferred Income Taxes—Net	1,518	993
Loss on Disposal of Fixed Assets	—	69
Change in Deferred Regulatory and Debt Issuance Costs	(2,685)	(3,699)
Amortization of W/S Upfront Payment	1,123	1,088
Change in Benefit Obligations	95	763
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	1,637	1,520
Other Current Assets	(544)	4
Accounts Payable	368	(472)
Other Current Liabilities	(366)	164
Other—Net	(328)	(441)
Net Cash Flow Provided By Operating Activities	3,625	3,703

Cash Flow From Financing Activities
Dividend Payments	(1,227)	(1,834)
Retirements of Long-Term Debt	(1,240)	(705)
Additions to Long-Term Debt	—	3,550
Short-Term Borrowings, Net	2,887	2,140
Net Cash Provided By Financing Activities	420	3,151

Cash Flow From Investing Activities
Stock Redemption from Associated Company	350	200
Acquisitions, Net of Cash Acquired	(55)	(3,529)
Change in Restricted Investments	—	(600)
Investment in Fixed Assets	(4,977)	(6,223)
Net Cash Flow Used For Investing Activities	(4,682)	(10,152)
Decrease in Cash and Cash Equivalents	(637)	(3,298)
Cash and Cash Equivalents at Beginning of Period	1,193	4,344
Cash and Cash Equivalents at End of Period	$556	$1,046

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) During the Period for:
Interest	$2,004	$1,560
Income Taxes	$4	$(4)
Non-Cash Investing Activities:
Value of Preferred Stock Issued for Acquisition	$950	$—
Value of Common Stock Issued for Acquisition	$—	$1,677

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands of dollars)	2005	2004

ASSETS
Plant:
Electric Plant in Service	$97,553	$96,309
Non-Utility Plant	4,822	3,500
Less Accumulated Depreciation	(41,606)	(39,713)
Net Plant in Service	60,769	60,096
Construction Work-in-Progress	3,254	1,021
Total	64,023	61,117

Investment in Associated Companies	2,110	2,383
Net Plant and Investments in Associated Companies	66,133	63,500
Current Assets:
Cash and Cash Equivalents	556	1,193
Accounts Receivable (less allowance for uncollectible accounts of $676 in 2005 and $236 in 2004)	5,845	7,746
Unbilled Utility Revenue	671	1,044
Inventory	584	604
Prepaid and Refundable Income Taxes	1,342	863
Prepayments	553	469
Unbilled Contract Revenue	1,036	399
Total	10,587	12,318
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	11,907	14,148
Recoverable Seabrook Costs	11,946	12,778
Regulatory Assets—Deferred Income Taxes	6,229	6,659
Regulatory Assets—Post-Retirement Medical Benefits	147	243
Deferred Fuel and Purchased Energy Costs	28,378	25,544
Regulatory Asset—Power Purchase Agreement Restructuring	1,779	2,902
Unamortized Premium on Early Retirement of Debt	1,145	1,290
Other Deferred Regulatory Costs	1,440	1,306
Total	62,971	64,870
Other Assets:
Intangible Assets (net of accumulated amortization of $258 in 2005 and $60 in 2004)	129	78
Goodwill	6,343	5,753
Unamortized Debt Issuance Costs	577	609
Restricted Investment (at cost, which approximates market)	2,449	2,980
Miscellaneous	1,317	698
Total	10,815	10,118
Total Assets	$150,506	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)

(In thousands of dollars)	September 30,	December 31,
	2005	2004

Capitalization:
Shareholders’ Equity (see accompanying statements)	$47,578	$48,157
Long-Term Debt	35,815	37,155
Total	83,393	85,312
Current Liabilities:
Long-Term Debt Due Within One Year	2,325	2,225
Notes Payable to Banks	6,876	3,989
Accounts Payable	5,458	4,978
Accounts Payable—Associated Companies	250	258
Accrued Employee Benefits	1,152	1,334
Dividends Payable	—	327
Customer Deposits	39	26
Taxes Accrued	—	21
Interest Accrued	107	75
Deferred Contract Revenue	84	109
Total	16,291	13,342
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	4,313	4,213
Carrying Value of Interest Rate Hedge	1,452	1,471
Uncollected Maine Yankee Decommissioning Costs	11,907	14,148
Other Regulatory Liabilities	424	318
Deferred Income Taxes	27,352	26,845
Accrued Post-retirement Benefits and Pension Costs	4,480	4,480
Investment Tax Credits	112	131
Miscellaneous	782	546
Total	50,822	52,152
Commitments, Contingencies, and Regulatory Matters (Note 8)	—	—
Total Capitalization and Liabilities	$150,506	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
 Statement of Consolidated Shareholders’ Equity (Unaudited)

	Shares Issued and Outstanding		Common		Preferred
(In thousands of dollars, except share information)	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance, December 31, 2004	1,635,654	—	$11,450	$1,484	$—	$—	$35,634	$(411)	$48,157
Common Stock Issued	252		2	5					7
Preferred Stock Issued		9,500			—	950			950
Net Income							1,277		1,277
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation, Net of Tax Benefit of $89								(133)	(133)
Interest Rate Hedge, Net of Tax Provision of $159								239	239
Total Other Comprehensive Income								106	106
Total Comprehensive Income									1,383
Dividend ($.25 per share)							(409)		(409)
Balance, March 31, 2005	1,635,906	9,500	$11,452	$1,489	$—	$950	$36,502	$(305)	$50,088
Common Stock Issued	261		2	(2)
Net Loss							(798)		(798)
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation, Net of Tax Benefit of $23								(106)	(106)
Interest Rate Hedge, Net of Tax Benefit of $477								(715)	(715)
Total Other Comprehensive Loss								(821)	(821)
Total Comprehensive Income									(1,619)
Dividend ($.25 per share)							(409)		(409)
Balance, June 30, 2005	1,636,167	9,500	$11,454	$1,487	—	$950	$35,295	$(1,126)	$48,060
Common Stock Issued	270		2	3					5
Net Loss							(926)		(926)
Other Comprehensive Income:
Changes in Value of Foreign Exchange Translation, Net of Tax Provision of $125								348	348
Unrealized gain on investments available for sale								11	11
Interest Rate Hedge, Net of Tax Provision of $324								489	489
Total Other Comprehensive Income								848	848
Total Comprehensive Income									(78)
Dividend ($.25 per share)							(409)		(409)
Balance, September 30, 2005	1,636,437	9,500	$11,456	$1,490	—	$950	$33,960	$(278)	$47,578

MAM had five million shares of $7 per share common stock authorized, with 1,636,437 and 1,635,654 shares issued and outstanding as of September 30, 2005, and December 31, 2004, respectively. At September 30, 2005, and December 31, 2004, MAM had 500,000 shares of $.01 per share preferred stock authorized, with 9,500 shares and zero shares issued and outstanding, respectively.

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

•
The Maricor Group (“TMG”) and its wholly-owned U.S. subsidiary, The Maricor Group, New England (“TMGNE”), formerly known as RES Engineering Inc., and The Maricor Group’s Canadian subsidiary, The Maricor Group, Canada Ltd provide energy asset development, energy efficiency, facility asset lifecycle management and mechanical, electrical and plumbing/fire protection engineering and building sciences services with a competency in Leadership in Energy and Environmental Design (“LEED”) engineering services;

•
Maricor Properties Ltd (“Maricor Properties”), a Canadian real estate development and investment subsidiary of MAM and its wholly-owned Canadian subsidiaries, Mecel Properties Limited (“Mecel”) and Cornwallis Court Developments Limited (“Cornwallis”) are focused on sustainable development, redevelopment, and “smart growth” with a goal of owning and managing facilities that meet or approach Leadership in Energy and Environmental Design (“LEED”) criteria; and Maricor Ashford Ltd is a Canadian real estate development and redevelopment joint venture owned in equal parts by Maricor Properties Ltd and Ashford Investments Inc. Ashford Investments Inc. is a real estate management company based in Moncton, New Brunswick, Canada.

•	Maricor Technologies, Inc (“MTI”), a U.S. wholly-owned, asset lifecycle management and capital planning software technology-based subsidiary.

MAM, a utility holding company exempt from the Public Utilities Holding Company Act (“PUCHA”) organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries, including MPS, TMG, and Maricor Properties Ltd own all the common stock of their secondary subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

The Maricor Group and The Maricor Group, Canada Ltd were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc. (now The Maricor Group New England “TMGNE”), a Massachusetts corporation providing mechanical and electrical engineering services located in Boston, Massachusetts. In separate transactions, The Maricor Group, Canada Ltd acquired Eastcan Consultants, Inc. (“Eastcan”), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. (“M&R”), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Except for TMGNE, the subsidiaries and affiliates of each acquired company were amalgamated into a single entity, The Maricor Group, Canada Ltd (formerly Maricor, Ltd) which is a wholly-owned subsidiary of The Maricor Group.

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

On August 12, 2005, Maricor Properties Ltd entered into an agreement with Ashford Investments, Inc. to form a joint venture named Maricor Ashford Ltd. Maricor Ashford Ltd will become the development and redevelopment arm of Maricor Properties, also with plans to migrate to the offering of facility management services, leveraging the current capabilities of Ashford Investments, Inc., Maricor Technologies, and The Maricor Group Canada Ltd.

On October 7, 2005 Maricor Properties Ltd acquired Cornwallis Court Developments Ltd, the owner of the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada, a 60,000 square foot office facility constructed in or about 1992 and currently leased to a number of various Canadian governmental agencies.

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, software technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that complements MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is expanding its technology platform to address capital performance management and asset governance software needs. MTI is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS will be required to recognize an asset retirement obligation associated with the Poly Chlorinated Bi-Phenol Transformer phase-out program, described more fully in Note 8 of these Consolidated Financial Statements. The amount of the impact of this liability on the Company’s financial statements has not yet been determined.

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB Opinion No. 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method has been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123 and does not anticipate the adoption of this statement to result in the recognition of material additional compensation cost.

On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-1 (“EITF 04-1”), effective for business combinations consummated, and goodwill impairment tests performed, in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The business combination could also include settlement of this pre-existing contractual relationship. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company’s financial statements at September 30, 2005.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB, The Maricor Group Canada, Ltd, Maricor Propoerties Ltd, Mecel Properties Ltd and MTI. The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2005	2004	2005	2004
Current (benefit of) provision for income taxes
Federal	$(546)	$(390)	$(279)	$(298)
State	(160)	(92)	(86)	8
Canadian	(239)	15	(402)	88
Total current (benefit of) provision for income taxes	(945)	(467)	(767)	(202)
Deferred (benefit of) provision for income taxes
Federal	$489	$381	$714	$810
State	49	37	71	79
Total deferred (benefit of) provision for income taxes	538	418	785	889
Investment credits, net	(6)	(7)	(19)	(21)
Total (benefit of) provision for income taxes	$(413)	$(56)	$(1)	$666
Allocated to:
Operating income
- Regulated	$38	$38	$1,031	$1,245
- Unregulated	(447)	(116)	(1,032)	(340)
Subtotal	(409)	(78)	(1)	905
Discontinued Operations	(3)	(8)	—	(271)
Total Income Tax on Operating Income	(412)	(86)	(1)	634
Other income	(1)	30	—	32
Total	$(413)	$(56)	$(1)	$666

For the nine months ended September 30, 2005, the effective income tax rate for the regulated utility was 48%.  The principal reason for the effective rate differing from the US federal and state income tax rates is the amortization of recoverable Seabrook costs.  For the nine months ended September 30, 2005, the effective income tax rate for the unregulated segments of the company is 40%.  The tax expense for the regulated utility and the tax benefits from the unregulated companies net to a combined effective income tax rate of 1%.  For the nine months ended September 30, 2004, the effective income tax rate was 45%.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2005 or 2004.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. For the quarter ended September 30, 2005, and the year ended December 31, 2004, Management evaluated the need for a deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2005, and December 31, 2004:

(In thousands of dollars)	September 30, 2005	December 31, 2004

Seabrook	$6,824	$6,964
Property	8,894	9,068
Flexible pricing revenue	978	925
Deferred fuel	10,930	9,832
Wheelabrator-Sherman up-front payment	723	1,158
Pension and post-retirement benefits	(880)	(945)
Other Comprehensive Income	(118)	(272)
Other	1	115
Net accumulated deferred income taxes	$27,352	$26,845

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

The Company recognized income (loss) from discontinued operations of $5,000 and $(413,000) for the nine months ended September 30, 2005, and 2004, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 year-to-date net income represents the final settlement of software and equipment lease obligations and miscellaneous other small transactions. The 2004 net loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

(In thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$572
Expenses	—	—	—	(1,186)
Other income, deductions and interest	(3)	(16)	5	(70)
Pretax (loss) income from discontinued operations	(3)	(16)	5	(684)
Income tax benefit (provision)	3	8	—	271
(Loss) income from discontinued operations	$—	$(8)	$5	$(413)
Loss per share from discontinued operations (basic and diluted)	$—	$—	$—	$(0.25)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of September 30, 2005, are as follows:

(In thousands of dollars)	September 30, 2005

Assets
Income tax benefit - parent	$263
Total Assets	$263

Liabilities
Accounts payable	$9
Intercompany payable	23
Total Liabilities	$32

4.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines;

•
Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd, as well as their real estate holdings; and Maricor Ashford Ltd., a joint venture of Maricor Properties Ltd and Ashford Investments, Inc.

•	Unregulated software technology: MTI.

•	Unregulated energy marketing: EA, an inactive subsidiary.

The “Other” column presented in the table below summarizes unallocable expenses for the holding company, MAM, and inter-company eliminations. The segment information for 2004 has been reclassified to conform to the 2005 presentation.

MAM provides certain administrative support services to MPS and its inactive subsidiary, Me&NB; The Maricor Group and its subsidiaries; Maricor Properties Ltd and its subsidiaries; and Maricor Technologies, Inc. MAM also provides minimal administrative services to its inactive subsidiary, EA. MPS provides certain support services to MAM and its unregulated subsidiaries, which include The Maricor Group and its subsidiaries; Maricor Properties and its subsidiaries; and Maricor Technologies. Service costs are billed to the respective entities at cost through inter-company transactions based on a combination of direct charges and allocations.

		(In thousands of dollars)
		Three Months Ended September 30, 2005
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Unregulated Software Technology	Other	Total
Revenue from External Customers
Regulated	$7,445	$—	$—	$—	$—	$—	$7,445
Unregulated	—	1,267	77	—	29	(51)	1,322
Total Operating Revenues	7,445	1,267	77	—	29	(51)	8,767

Operating Expenses
Regulated Operation & Maintenance	3,682	—	—	—	—	—	3,682
Unregulated Operation & Maintenance	—	2,131	81	—	171	(132)	2,251
Depreciation	698	5	15	—	—	—	718
Amortization of Stranded Cost	2,584	—	—	—	—	—	2,584
Amortization	73	17	—	—	—	1	91
Taxes Other than Income	417	(5)	—	—	7	9	428
Income Taxes	38	(397)	(20)	—	(60)	30	(409)
Total Operating Expenses	7,492	1,751	76	—	118	(92)	9,345

Operating (Loss) Income	(47)	(484)	1	—	(89)	41	(578)

Other Income (Deductions)
Equity in Income of Associated Companies	45	—	—	—	—	—	45
Interest Income	17	22	—	—	—	(39)	—
Other Income (Deductions)	(36)	2	—	—	—	(13)	(47)
Total Other Income (Deductions)	26	24	—	—	—	(52)	(2)

(Loss) Income Before Interest Charges	(21)	(460)	1	—	(89)	(11)	(580)

Interest Charges	254	80	31	—	1	(20)	346
Income from Continuing Operations	(275)	(540)	(30)	—	(90)	9	(926)

Loss from Discontinued Operations	—	—	—	—	—	—	—
Net Loss	$(275)	$(540)	$(30)	$—	$(90)	$9	$(926)

		(In thousands of dollars)
		Three Months Ended September 30, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Unregulated Software Technology	Other	Total
Revenue from External Customers
Regulated	$7,215	$—	$—	$—	$—	$—	$7,215
Unregulated	—	1,292	17	—	—	(25)	1,284
Total Operating Revenues	7,215	1,292	17	—	—	(25)	8,499

Operating Expenses
Regulated Operation & Maintenance	3,452	—	—	—	—	—	3,452
Unregulated Operation & Maintenance	—	1,613	22	—	—	(27)	1,608
Depreciation	670	3	—	—	—	—	673
Amortization of Stranded Cost	2,458	—	—	—	—	—	2,458
Amortization	22	15	—	—	—	—	37
Taxes Other than Income	412	8	—	—	—	11	431
Income Taxes	38	(110)	(6)	—	—	—	(78)
Total Operating Expenses	7,052	1,529	16	—	—	(16)	8,581

Operating Income (Loss)	163	(237)	1	—	—	(9)	(82)

Other Income (Deductions)
Equity in Income of Associated Companies	54	—	—	—	—	—	54
Interest Income	1	—	—	—	—	(1)	—
Other Income (Deductions)	(61)	(29)	—	—	—	(49)	(139)
Total Other Deductions	(6)	(29)	—	—	—	(50)	(85)

Income (Loss) Before Interest Charges	157	(266)	1	—	—	(59)	(167)

Interest Charges	235	19	9	—	—	(6)	257
Loss from Continuing Operations	(78)	(285)	(8)	—	—	(53)	(424)

Loss from Discontinued Operations	—	—	—	(8)	—	—	(8)
Net Loss	$(78)	$(285)	$(8)	$(8)	$—	$(53)	$(432)

		(In thousands of dollars)
		Nine Months Ended September 30, 2005
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Unregulated Software Technology	Other	Total
Revenue from External Customers
Regulated	$24,833	$—	$—	$—	$—	$—	$24,833
Unregulated	—	4,036	221	—	67	(160)	4,164
Total Operating Revenues	24,833	4,036	221	—	67	(160)	28,997

Operating Expenses
Regulated Operation & Maintenance	10,786	—	—	—	—	—	10,786
Unregulated Operation & Maintenance	—	5,877	267	—	413	(300)	6,257
Depreciation	2,084	14	43	—	—	—	2,141
Amortization of Stranded Cost	7,732	—	—	—	—	—	7,732
Amortization	220	101	—	—	—	—	321
Taxes Other than Income	1,277	34	—	—	15	30	1,356
Income Taxes	1,031	(915)	(66)	—	(145)	94	(1)
Total Operating Expenses	23,130	5,111	244	—	283	(176)	28,592

Operating Income (Loss)	1,703	(1,075)	(23)	—	(216)	16	405

Other Income (Deductions)
Equity in Income of Associated Companies	133	—	—	—	—	—	133
Interest Income	40	33	1	—	—	(61)	13
Other Income (Deductions)	(22)	—	—	—	—	(17)	(39)
Total Other Income (Deductions)	151	33	1	—	—	(78)	107

Income (Loss) Before Interest Charges	1,854	(1,042)	(22)	—	(216)	(62)	512

Interest Charges	739	268	83	—	2	(128)	964
Income (Loss) from Continuing Operations	1,115	(1,310)	(105)	—	(218)	66	(452)

Income from Discontinued Operations	—	—	—	5	—	—	5
Net Income (Loss)	$1,115	$(1,310)	$(105)	$5	$(218)	$66	$(447)
Total Assets	$131,519	$11,652	$2,869	$263	$1,712	$2,491	$150,506

		(In thousands of dollars)
		Nine Months Ended September 30, 2004
	Regulated Electric Utility	Unregulated Engineering Services	Unregulated Real Estate Holdings	Unregulated Energy Marketing	Unregulated Software Technology	Other	Total
Revenue from External Customers
Regulated	$24,305	$—	$—	$—	$—	$—	$24,305
Unregulated	—	2,207	24	—	—	(32)	2,199
Total Operating Revenues	24,305	2,207	24	—	—	(32)	26,504

Operating Expenses
Regulated Operation & Maintenance	10,161	—	—	—	—	—	10,161
Unregulated Operation & Maintenance	—	3,035	23	—	—	(41)	3,017
Depreciation	1,960	2	—	—	—	1	1,963
Amortization of Stranded Cost	7,105	—	—	—	—	—	7,105
Amortization	60	15	—	—	—	—	75
Taxes Other than Income	1,165	42	—	—	—	21	1,228
Income Taxes	1,245	(334)	—	—	—	(6)	905
Total Operating Expenses	21,696	2,760	23	—	—	(25)	24,454

Operating Income (Loss)	2,609	(553)	1	—	—	(7)	2,050

Other Income (Deductions)
Equity in Income of Associated Companies	158	—	—	—	—	—	158
Interest Income	2	—	—	—	—	13	15
Other Income (Deductions)	(150)	(29)	—	—	—	(83)	(262)
Total Other Income (Deductions)	10	(29)	—	—	—	(70)	(89)

Income (Loss) Before Interest Charges	2,619	(582)	1	—	—	(77)	1,961

Interest Charges	724	33	9	—	—	(19)	747
Income (Loss) from Continuing Operations	1,895	(615)	(8)	—	—	(58)	1,214

Loss from Discontinued Operations	—	—	—	(413)	—	—	(413)
Net Income (Loss)	$1,895	$(615)	$(8)	$(413)	$—	$(58)	$801
Total Assets	$136,170	$7,007	$1,883	$220	$—	$1,962	$147,242

 5.    MPS INVESTMENTS IN ASSOCIATED COMPANIES

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company. MPS records this investment using the equity method. Maine Yankee also bills MPS and the other investor companies monthly to help fund decommissioning. MPS paid $750,000 and $754,000 to Maine Yankee during the third quarter of 2005 and 2004, respectively. Year-to-date, MPS has paid Maine Yankee $2.43 million in 2005, compared to $2.06 million in 2004. Substantially all earnings of Maine Yankee are distributed to investor companies. Maine Yankee declared a dividend payable to MPS of $25,000 and MPS received in cash a dividend of $25,000 from Maine Yankee during the third quarter of 2005. For the third quarter of 2004, Maine Yankee declared a dividend payable to MPS of $120,000, and MPS received a dividend of $125,000 in cash from Maine Yankee.

MPS also owns 7.49% of the common stock of Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company. MPS records its investment in MEPCO using the equity method. Substantially all earnings of MEPCO are distributed to investor companies. MEPCO declared a dividend payable to MPS of $1,800 and MPS received in cash a dividend of $3,600 from MEPCO during the third quarter of 2005. For the third quarter of 2004, MEPCO declared a dividend payable to MPS of $1,800, and MPS received a dividend of $1,800 in cash from MEPCO.

6.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years. As of September 30, 2005, the CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2005	2004	2003	2002
Number of Options Granted	5,250	5,250	5,250	5,250
Vesting Period	3 years	3 years	3 years	3 years
Number of Options Vested and Exercisable	—	—	—	5,250
Dividend Yield	4.08%	4.75%	4.60%	4.70%
Volatility	20.0%	20.0%	20.0%	20.0%
Risk-Free Interest Rate	3.80%	4.33%	3.00%	4.60%
Expected Life	7 years	7 years	7 years	7 years

A summary of the status of the Company’s stock option plan as of September 30, 2005, and changes during the nine months then ended is presented below:

(In thousands of dollars)	Shares	Average Exercise Price
Options	2005	2005
Outstanding at December 31, 2004	15,750	$30.85
Granted	5,250	26.65
Exercised	0	0
Forfeited	0	0
Outstanding at September 30, 2005	21,000	$29.80
Options exercisable at September 30, 2005	5,250	$30.45
Weighted-average fair value of options granted	$4.31

The following table summarizes information about fixed stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 9/30/05	Weighted- Average Exercise Price
$26.65 - $32.00	21,000	8.17 yrs	$29.80	5,250	$30.45

Dilutive earnings per share impact of outstanding stock options:

(In thousands of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (Loss) Income	$(926)	$(432)	$(447)	$801
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,636,437	1,635,429	1,636,170	1,605,044
Dilutive effect of common stock options	21,000	15,750	18,375	13,125
Dilutive effect of preferred stock	11,910	—	5,955	—
Shares used in computation of earnings per common share assuming dilution	1,669,347	1,651,179	1,660,500	1,618,169
Net (loss) income per share basic	$(0.57)	$(0.26)	$(0.27)	$0.50
Net (loss) income per common share diluted	$(0.57)	$(0.26)	$(0.27)	$0.50

7.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. The Company continues to offer market-based total compensation to its employees that include varying funded benefit programs, salary, bonuses, incentives, and commissions, depending upon an individual’s particular job classification. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Canadian Pension Plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

Beginning October 1, 2005, newly hired MPS employees are no longer eligible for the postretirement medical plan. New MPS employees hired on or after January 1, 2006, will not be eligible to participate in the defined benefit pension plan. Recent labor negotiations increased the Company match for the defined contribution (401k) plan from up to 2% to up to 4% for union employees hired on or after January 1, 2006.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Most unregulated employees are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company contributed approximately $441,000 to the pension plan for 2004 in 2005, prior to the filing of its 2004 corporate income tax return. In addition, the Company is currently making quarterly payments for the 2005 plan year, in accordance with IRS requirements, due to the plan’s market value dropping below the fully funded level. These quarterly payments for 2005 are approximately $173,000 each and affect the plan funding level, but not the amount of expense to be recognized. Expenses by quarter are summarized in the table below. Lower than required investment returns, combined with the increasing life expectancy of retirees, have and will continue to impact liabilities related to pension benefits. Management and the Board of Directors are evaluating options to control such costs and risks associated with MPS’s defined benefit pension plan and recognize that actions must be taken to address challenges associated with retiree benefits.

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

Based on prior MPUC accounting orders, MPS established a regulatory asset of approximately $1,061,000 in 1993, representing deferred post-retirement benefits. As an element of its four-year rate plan, MPS began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. For purposes of determining the accrued post-retirement benefit cost as of September 30, 2005, and December 31, 2004, the health care cost trend rate used was 8.0% in 2005 and 2004 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan.

One of the actuarial assumptions incorporated in the calculation of net periodic benefit cost for the pension plan is the assumed salary increase. This assumption was reviewed during 2005, and revised down from 5% to 4%, based on MPS’s actual experience. This change resulted in a reduction of $71,000 to the net periodic benefit cost for 2004. This reduction in expense was recorded as a change in estimate in the third quarter of 2005, and is included in the Statement of Consolidated Income in the “Regulated Operation and Maintenance” line. The following table sets forth the plans’ net periodic benefit cost, based on the original valuation for 2004:

	Pension Benefits				Other Benefits
(In thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$122	$120	$366	$356	$45	$55	$136	$165
Interest cost	283	294	850	872	126	146	378	438
Expected return on plan assets	(269)	(301)	(808)	(909)	(54)	(51)	(161)	(153)
Amortization of transition obligation	—	—	—	—	36	36	107	108
Amortization of prior service cost	23	23	68	69	(15)	(15)	(45)	(45)
Recognized net actuarial gain	26	—	78	—	42	53	127	159
Net periodic benefit cost	$185	$136	$554	$388	$180	$224	$542	$672

8. COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER05- (formula change filing) and ER00-1053-… (calculation of the revenue requirement filing)

On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2005 OATT”) to modify its transmission rate formula. MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was increased by $288,670 on June 1, 2005, under the 2005 OATT. This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%. The primary reason for the increase was the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system.

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue requirement and result in a revised projected net increase to the retail transmission revenue requirement of $178,933 instead of the previously projected increase of $288,670. This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are next adjusted. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will report back in one month. Because the Company is currently in the midst of a settlement process and continues to respond to data requests by the interveners, it cannot predict the exact dollar outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission (“MPUC”), the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

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

The project was proposed in order to ensure the reliability and integrity of the MPS transmission grid under scenarios of reduced on-system generator availability and peak load growth. MPS submitted that the available firm transfer capability of the transmission system when added to the remaining on-system hydro generation was not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable. The proposed line would address this by significantly increasing the load-serving capability of the northern Maine region and would serve to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid. Additional benefits of the proposed line include the potential for increasing the number of competitive retail electric suppliers and increasing the attractiveness of the region for development of additional generation, such as wind farms, by providing increased transmission export capacity.

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine ISA to reduce certain risks identified by MPS. The Company is currently reviewing the Order with regard to the specific requirements and is considering whether to seek reconsideration and/or appeal of the Order. Through September 30, 2005, approximately $829,000 was spent in this transmission line. MPS expects to seek recovery of these costs in its transmission rates and is currently pursuing other recovery options. MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005 MPS proposed several changes to the Commitment Agreement, which will be followed by a formal litigation schedule. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. MPS cannot predict the outcome of Phase II of this case at this time.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost and regulatory asset - Power Purchase Agreement Restructuring” in the accompanying balance sheet related to this contract is $30.2 million at September 30, 2005, and $27.4 million at December 31, 2004.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs. MPS estimates its remaining commitment to purchase power under this contract to be $14.8 million from October 1, 2005 through 2006.

MPS currently sells 100% of WS’s output to WPS-PDI. From March 1, 2002, through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, took delivery of 40% of WS’s output and WPS-PDI took the remainder.

Although MPS’s earnings associated with stranded costs will be reduced during the period from 2004 through 2012, it should not impact the collection of “stranded cost freed-up cash flows” post-2006 that are a result of levelization of stranded costs and the deferring of total collections of stranded costs associated with its Wheelabrator-Sherman NUG Contract during the years 1999 through 2006. In the 1998-99 timeframe, in order to reduce the rate impact of stranded cost recovery, MPS chose to collect its stranded costs on a levelized recovery basis over a longer term versus collecting stranded costs equaling annualized payouts of its NUG generation contract with Wheelabrator-Sherman. In so doing, MPS has and will pay the full contract costs of the Wheelabrator-Sherman NUG Contract until it expires in 2006. However, during this term MPS has and will only collect a percentage of the total costs from its consumers. From 2007 until approximately 2012, MPS will collect the balance due from its ratepayers, but will no longer have the liability of the Wheelabrator-Sherman NUG Contract. Those monies that were deferred will be collected during the referenced period and are referred to as “stranded cost freed-up cash flows.” MPS has received and continues to receive varying rates of return on its stranded cost regulatory assets.

Maine Yankee Decommissioning

On October 3, 2005, the Nuclear Regulatory Commission announced it had amended the operating license of the Maine Yankee Atomic Power Co. to release the majority of land from the old Maine Yankee power plant site for unrestricted public use. The Maine Yankee facility included 179 acres, of which 167 acres have been released for public use. The remaining 12 acres includes the site’s dry cask storage facility, where the spent nuclear fuel is stored, plus a parcel of land used for a loading area for excavated soil awaiting offsite shipment and disposal during the decommissioning process. Maine Yankee is still responsible for the security and protection of this land.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate all transformers on its system that do not meet the new State environmental guidelines. The MPS program is in the process of evaluating almost 13,000 distribution transformers over a ten-year period. Approximately 25% of the transformers evaluated require “in service” PCB oil sampling. To date, approximately 18% of the tested transformers have tested at above the legal standard of 50 ppm; all of which have been disposed of according to current environmental regulations. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refitted with lightning arrestors and wildlife protection. The initial cost of the ten-year program was estimated to be $5.0 million and, as of September 30, 2005, $1.33 million has been spent on this effort. The Company is currently re-evaluating the estimate of remaining costs in conjunction with the application of FIN 47.

Contingent Obligations under Purchase Agreements

The Maricor Group and its subsidiaries incurred equity price risk when The Maricor Group bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to sell it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. Forty-nine thousand eight-hundred ninety-nine (49,899) shares are currently outstanding pursuant to these agreements. At the market price of $19.70 per share at September 30, 2005, the total exposure is approximately $578,000. The true-up periods for these restricted shares ends between June 1, 2006 and July 1, 2007.

    Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 15, 2008, subject to some other conditions. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock. Refer to Note 6 of this Form 10-Q, “Stock Compensation Plan” for dilutive effect of preferred shares.

Off-Balance Sheet Arrangements

The Company is currently evaluating the treatment of Maricor Ashford under Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Maricor Ashford had no assets or transactions during the third quarter of 2005. Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the nine months ended September 30, 2005, and 2004:

	September 30,
(dollars in thousands)	2005	2004

Office Equipment	$40	$59
Building	151	16
Vehicles	12	1
Rights of Way	1	90
Field Equipment	20	41
Total	$224	$207

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(In thousands of dollars)
2005	$273
2006	$217
2007	$215
2008	$221
2009	$174

Maricor Properties’ Leases

Maricor Properties and its subsidiary, Mecel Properties, lease office space to The Maricor Group, Canada Ltd in Moncton, New Brunswick and Halifax, Nova Scotia, respectively. All other net operating leases are to outside third parties. The minimum lease revenue expected from the only existing third-party lease arrangement does not include its proportional usage of utilities, maintenance and tax expenses that will be paid by the third party under its single-net lease. This table shows the net operating lease revenue as of September 30, 2005, and therefore does not include the minimum lease revenue from the MacDonald Building (see Note 11 of this Form 10-Q, “Subsequent Events”).

5-Year Minimum Lease Revenue for External Party Lease (in thousands)

2005	$51
2006	$51
2007	$51
2008	$51
2009	$51

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $510,000 for 2005, and $575,000 per year for years 2006-2013.

9. MARICOR ASHFORD LTD

On August 12, 2005, Maricor Properties Ltd entered into a joint venture agreement with Ashford Investments, Inc., a real estate development and management company. Both companies have operations in Moncton, New Brunswick, and Halifax, Nova Scotia, Canada. The joint venture is called Maricor Ashford Ltd., and is headquartered in Moncton, New Brunswick. Maricor Ashford Ltd is a real estate development and investment company focused on opportunities primarily within Atlantic Canada with proposed growth including facilities management services of owned and non-owned properties. Maricor Ashford had no assets or financial transactions during the third quarter of 2005.

10. STEVEN WINTER ASSOCIATES, INC.

MAM has signed a non-binding letter of intent to purchase Steven Winter Associates, Inc. (“SWA”), a leading architecture, engineering, and building systems research, design, and technology consulting firm in North America. SWA, headquartered in Norwalk, Connecticut, with offices in New York City, Washington, D.C., Albany, New York and Asheville, North Carolina, is considered to be a leader in energy efficiency and “green” architectural services, providing a broad array of sustainable architectural and engineering services to government and private sector markets. This purchase is expected to close either during late fourth quarter of 2005 or early in the first quarter of 2006. However, the acquisition is subject to a number of issues, including but not necessarily limited to (a) acceptable findings from due diligence, (b) MAM’s ability to raise the necessary growth and acquisition capital, and (c) approval by MAM’s Board of Directors.

11. SUBSEQUENT EVENTS

New Financing

On October 7, 2005, MPS arranged a new three-year $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new Bank of America facility are at Bank of America’s prime rate, unless fixed for 30, 60, or 90 days at LIBOR plus 1.375%. Also, MAM, on October 21, 2005, arranged a new three-year $4 million revolving, working capital line of credit which provides for the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit and for additional working capital borrowings. As discussed below, $1.73 million of the $4 million revolving line of credit is in the form of a letter of credit to secure a portion of the MacDonald Building acquisition. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rates on MAM’s new facility are at Bank of America’s prime rate or LIBOR plus 2.0% for 30, 60 or 90 days. These new credit facilities improve the Company’s ability to fund its on-going working capital requirements. These lines of credit are subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-equity ratio.

On October 31, 2005, Maricor Properties Ltd arranged a $2.3 million CDN revolving term facility with Royal Bank of Canada (“RBC”), the proceeds of which were used to pay the $2.0 million USD term note for the Vaughan Harvey property at Katahdin Trust Company. The term of the new RBC note is one-year at a rate of Royal Bank prime plus 0.50%.  This facility is secured in the amount of $2.30 million CDN by a collateral mortgage covering the Vaughan Harvey Boulevard property in Moncton, New Brunswick, and by a $570,000 CDN guarantee and a collateral mortgage covering the Mecel Holdings property in Halifax, Nova Scotia.

New financing for the MacDonald Building acquisition is referenced below.

MacDonald Building Acquisition

On October 31, 2005, Maricor Properties Ltd arranged a $2.3 million CDN revolving term facility with Royal Bank of Canada (“RBC”), the proceeds of which were used to pay the $2.0 million USD term note for the Vaughan Harvey property at Katahdin Trust Company. The term of the new RBC note is one-year at a rate of Royal Bank prime plus 0.50%. This facility is secured in the amount of $2.30 million CDN by a collateral mortgage covering the Vaughan Harvey Boulevard property in Moncton, New Brunswick, and by a $570,000 CDN guarantee and a collateral mortgage covering the Mecel Holdings property in Halifax, Nova Scotia.

Collective Bargaining Agreement

On September 22, 2005, the local IBEW 1837 Union approved a four year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. The key provisions of this contract include wage increases of 4% for the first year and 3.25% for each year thereafter, increases in health insurance premiums, deductibles and co-payments to be paid by the employees, and termination of pension and postretirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. This contract is expected to be signed by the union representative during November 2005.

PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion below may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as expected future earnings from The Maricor Group. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates; interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; our ability to find suitable tenants in the markets in which subsidiaries have space available; our ability to sell engineering services in the markets served; technology displacement; consumer decisions; and the decommissioning cost of Maine Yankee.

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2004 Annual Report on Form 10-K and the Company’s March 31, 2005, and June 30, 2005, Forms 10-Q.

Quarterly Performance Summary

    MAM’s overall financial performance during the third quarter under-performed expectations as a result of a number of factors, including seasonal, market, operational, growth-investment, and regulatory factors. As MAM’s overall business platform becomes increasingly focused on non-utility and non-regulated business models, its revenues and earnings may be less consistent on a quarter-on-quarter basis. As described herein, MAM’s efforts to diversify and grow its unregulated segments are believed to be essential in order to replace the reduced revenues and earnings of MPS resulting from disaggregation and generation divestiture due to electric utility deregulation within the State of Maine. MAM believes its investments in its new unregulated business lines are essential for the maintenance and creation of long-term shareholder value, although MAM has reported losses for its unregulated subsidiaries during the last eighteen months. Management believes that during at least the initial phases of its expansion into unregulated businesses, required investments and start-up costs are likely to reduce overall net income. While we cannot give any assurances as to when such negative impact will end, we believe that it is critical to achieve both operational synergies with the new businesses and critical scale and market penetration.

Investing in and building new growth businesses for MAM has necessitated the investment of operating dollars in new market-based products and services, as well as in initiatives to bring such products and services to the market. While Management believes the growth strategy will result in improved long-term financial performance for MAM, the outcome will be impacted by a number of internal and external factors and we cannot predict with certainty future growth and earnings. We acknowledge that some level of losses is not unusual when a company enters into new business lines, and we are seeking to minimize losses as quickly as possible through cost controls and increased focus on revenue generation. A description of Management and operational actions to advance the profitability of MAM’s unregulated subsidiaries is included in this section. MAM continues to believe its portfolio and value-chain approach to growth has promising prospects for future profitability, however it can give no assurances as to when MAM’s investment in such businesses will become profitable. Management does undertake an annual test to determine if any impairment to the purchase price of acquired businesses has occurred. Interim impairment testing is also performed following a triggering event. The next impairment tests will be based on an October 31, 2005, valuation date. While Management believes its acquisitions to date have been sound investments, it cannot warrant that impairment has or has not occurred until such tests are undertaken. Should impairment be recognized, it will impact earnings as a non-cash adjustment.

As a result of a combination of factors, including but not necessarily limited to (a) MPS’s decision to levelize and stretch the term of stranded cost recovery, (b) the reduction in the rate of return on MPS’s stranded cost regulatory assets, and (c) the costs associated with the acquisitions and/or start-up of MAM’s unregulated businesses, overall corporate financial liquidity will require close Management attention, particularly during the next five quarters. MAM’s overall liquidity should improve significantly post-2006 when MPS begins net recovery of stranded costs. Management has taken steps to improve and increase its financial relationships and short-term borrowing capacities, including shifting to a new lead bank. Additionally, Management has taken steps to enhance its overall treasury operations with improved cash flow reporting.

As a result of MPS’s rate design authorized by the MPUC, the regulated utility’s earnings lag during the second and third quarter of each year, thus creating seasonal volatility in earnings. As shown in the following chart, MPS’s second and third quarter earnings are impacted by its rate design that provides for a higher price during peak usage periods versus lower prices during off-peak periods. Such a rate design is intended to encourage energy conservation through price signals. While MPS cannot predict with certainty future changes in rate designs, its current rate structure does create quarter-to-quarter volatility.

MPS’s earnings will continue to be impacted by the reduced allowable rate of return on MPS’s stranded cost regulatory assets. Further, once the majority of MPS’s stranded costs have been recovered between 2007 and 2012, the utility’s overall rate base will decline, resulting in lower earnings. Additional factors impacting MPS’s net income contribution to MAM include, but are not necessarily limited to:

•	Costs associated with Sarbanes-Oxley Act compliance.
•	Increased fuel costs associated with fleet transportation and facilities space heating and cooling.
•	Increased stranded costs amortization due to the Maine Yankee true-up provision.
•	Increased pension-related expenses for MPS.
•	Organization restructuring costs.
•	Increased amortization expenses for MPS’s financial system.

Unregulated segment earnings were impacted by a number of issues, including but not necessarily limited to: (a) costs associated with the acquisition of Cornwallis Court Developments Ltd; (b) continued investments in The Maricor Group’s “start-ups” product and service lines associated with sustainable asset management and energy-related asset development, which tend to have longer sales cycles; (c) lower than anticipated utilization rates for consulting engineering divisions; (d) increased marketing and sales costs associated with new product and service introductions; and (e) increased interest rate expenses associated with variable interest rate notes for MAM’s unregulated investments.

While third quarter results under-performed, Management believes a number of improvements and overall business initiatives during the quarter hold the potential for improving future results. On October 7, 2005, Maricor Properties Ltd acquired Cornwallis Court Developments Ltd, the owner of a 60,000 square foot office facility near the center of downtown Halifax, Nova Scotia. The facility is fully leased, primarily to provincial and Canadian federal government tenants under long-term leases. In addition, a number of leasing proposals were submitted to potential tenants considering the Maricor Properties’ office facility in Moncton, New Brunswick, reflecting an improving market within Moncton. While there is no certainty that additional tenants will sign leases in the near-term, Management is encouraged by the increased interest in long-term leases within the Moncton market.

During the third quarter, Maricor Technologies completed development of new versions of its Building Blocks™ software program and began upgrades of its iPlan™ software. Maricor Technologies is making positive strides to expand its software value proposition to include capital performance management, facility energy efficiency planning and management, and asset governance offerings, including systemic solutions for integrating demand side management into a utility’s overall integrated resources planning programs. Management believes these offerings are aligned with the major macro-economic trends facing North America, particularly related to energy, emissions and sustainable asset governance. During the quarter, increased marketing emphasis was placed on the marketing of these intellectual property assets, focusing primarily on a “private labeling” versus a mass market or retail strategy.

Similar to the second quarter, The Maricor Group’s mechanical, electrical and plumbing/fire protection design engineering operations were profitable prior to corporate allocations and costs associated with its new start-up product and service lines involving lifecycle asset management and “hosted” energy asset development, which have longer sales cycles than design engineering. The future profitability of The Maricor Group requires increased scale and increased emphasis on its higher value offerings, versus design engineering services. While design engineering services will continue to be part of The Maricor Group’s offerings, it is increasing its focus on energy efficiency-related offerings and other higher value services. As part of the continuing implementation of its growth strategy, The Maricor Group announced during the third quarter its intent to acquire Steven Winter Associates, Inc., headquartered in Norwalk, Connecticut with offices in New York City, New York, Washington, D.C., Albany, New York and Asheville, North Carolina. Steven Winter Associates, Inc. is one of North America’s leading building sciences firms focused on sustainable architectural and engineering services, energy efficiency and related services. The acquisition of Steven Winter Associates, Inc. is dependent upon successful completion of due diligence, financing and Board approval. Management believes the acquisition of Steven Winter Associates, Inc. will improve the overall scale of The Maricor Group, as well as assist in the expansion of higher value product and service line offerings within both the United States and Canada.

On September 22, 2005, the local IBEW 1837 Union approved a four year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. Management believes this contract is fair, but favorable. Some of the key provisions of this contract are wage increases of 4% for the first year and 3.25% for each year thereafter, increases in health insurance premiums, deductibles and co-payments to be paid by the employees, and termination of pension and postretirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. This contract is expected to be signed by an authorized union representative during November 2005. In addition, the Union agreed to undertake future discussions during the term of the contract that could lead to a freeze in their defined pension plan and migration to a 401(K), with the understanding that such discussions would ensure a make whole provision.

As a small publicly traded company, costs associated with governance and compliance tend to disproportionately impact the Company as opposed to larger firms. While MAM is undertaking necessary steps to comply with the Sarbanes-Oxley Act, especially Section 404, the costs have had a significant impact on the Company. While the Company is committed to full financial transparency and compliance with Section 404, Management is encouraged that the SEC’s Advisory Committee on Smaller Public Companies is considering proposals to moderate the requirements for smaller publicly traded firms. Through the end of October, 2005 approximately $800,000 had been spent directly on efforts to comply with the requirements of Section 404.

In addition, as a result of migration to MAM’s holding company status, a number of costs that would have historically been borne by MPS are now partially borne by the MAM’s unregulated operations. These corporate allocations and direct corporate charges for costs related to Sarbanes-Oxley compliance, Board of Director costs, insurance, and audit services, to name a few, impact segment information. Given that many of these costs tend to be fixed, increasing the scale of unregulated operations is one of the possible routes for offsetting the impact of such allocated costs.

To facilitate improvement of MAM’s overall financial performance, Management is taking additional steps to enhance revenue production and control costs through decentralization of corporate services. While Management is focused on cost controls, it does not believe that cost controls alone can achieve the desired earnings goals of the Company in the near or long-term. Management has undertaken a number of staffing changes intended to reduce costs and bring greater commercial focus to operations. These planned actions include staffing reductions in some areas, as well as changes in certain management positions. Staffing changes and alignment are intended to increase the organization’s focus on commercial skill sets, while reducing costs. Essential to improved performance is changes in both the sales and marketing methods currently employed by The Maricor Group. While The Maricor Group has historically focused on a “seller-doer” model, an increasing emphasis is now being placed on a full-time business development program. Such efforts will continue to include increased executive and senior management involvement in enterprise-wide sales efforts. In addition, while The Maricor Group has served as the marketing and sales channel for Maricor Technologies, changes are being undertaken to expand the marketing and sales efforts of Maricor Technologies with less reliance on software sales through The Maricor Group.

In order to continue implementation of MAM’s growth strategy, Management is focused on capital formation to fully implement its portfolio growth strategy. Capital formation may take the form of equity offerings and/or debt. In addition, Management has established new and expanded banking relationships with Bank of America, N.A. as the lead agent and primary lender to MAM and MPS to facilitate the Company’s growth and operating strategy. While Bank of America, N.A. is serving as the primary financial institution for MAM and MPS, financial relations have also been established or continued with Katahdin Trust Company, Key Bank and the Royal Bank of Canada.

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

As a result of Maine’s deregulation and MPS’s generation divestiture, MPS no longer serves as a vertically integrated electric utility and has divested itself of its electric generation assets. With the exception of stranded cost recovery, MPS’s revenues come almost exclusively from regulated transmission and distribution services associated with transporting electric supply. MPS receives varying returns on its stranded regulatory assets, as well as varying returns on its regulated transmission and distribution rate bases. Generally, stranded cost represents the difference in value or contract value of generation assets in a regulated environment, as compared with market values of these same assets or contracts for purchased power. In a regulated regime, investor-owned public utilities are allowed to earn a “fair” rate of return on their prudently invested capital. In practice, regulators set the price of electricity so that the utility receives enough income to pay its financial obligations plus a reasonable return on its fixed investments. In effect, historical or accounting costs of asset installations determine the current market value of capital. Regulators adjust the revenue stream up or down to allow a public utility to earn the approved rate of return on the book value of its capital, which is also known in a regulatory context as its “rate base.” MPS continues to earn regulated rates of return on its transmission and distribution assets. MPS’s distribution services are regulated by the MPUC and its transmission services are regulated by the FERC. MPS’s current actual rate of return for distribution services is lower than the rate of return authorized in their most recent rate case, due to several factors, including Sarbanes-Oxley compliance costs and the Company’s investment in a new financial information system.

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

The gross deferred stranded cost freed-up cash flows are estimated to be between $31.0 and $36.0 million over the 2007 through 2012 timeframe. These deferred stranded cost freed-up cash flows will not impact net income. Current plans for the anticipated stranded cost freed-up cash flows include: (a) utilizing such funds to reduce MPS debt to maintain an optimum regulatory capital structure for MPS; (b) reinvestment in the MPS transmission and distribution system; and (c) to dividend a portion of the stranded cost freed-up cash flows to the parent MAM within MPUC restrictions, for the purpose of financing in part or in whole, potential acquisitions, growth, and start-up operating costs of subsidiaries consistent with the Company’s growth strategy. While MPS believes it will receive full stranded cost recovery and recovery of deferred collections, it cannot predict with certainty future regulatory and/or legislative actions. Regulatory and legislative risks may exist relative to full stranded cost recovery. In addition, there are a number of variables discussed in more detail below that may affect the timing and magnitude of MPS’s stranded cost recovery.

Management and the Board of Directors have adopted what they believe to be a market-based, realistic, and conservative growth and diversification strategy. While the overall strategy is deemed conservative, it should be recognized that as the Company transitions from a “regulated” return on equity revenue model to a “deregulated” and more market-based revenue model, earnings are subject to greater variability and risks. In addition, due to the Company’s limited investment capital, investments in new product lines, new office locations, increased staffing and other non-acquisition growth costs must be funded from ongoing earnings of the Company and such investments may impact earnings during implementation of the Company’s growth strategy.

As part of the Company’s business strategy, MPS, as a regulated entity, is continuing to focus on business process improvements and technology and infrastructure investments to improve the overall performance, system reliability, economics, and efficiencies of MPS’s transmission and distribution systems. These strategies include, but are not necessarily limited to, the adoption of new productivity enhancing technologies, such as automated meter reading, changes in core business processes, adoption of integrated asset management strategies, including transmission inspection programs, and development and implementation of long-term transmission and distribution plans. These plans included the proposed construction of additional 138 KV regulated transmission assets, subject to approval by the MPUC. The MPUC has denied MPS’s petition to construct the proposed line, which MPS feels is important to ensure system security and reliability. MPS is currently evaluating its options and intends to bring a motion for reconsideration and/or modification of the order. As of the end of the third quarter, approximately $829,000 had been expended on labor and legal efforts related to the research and approval filing of this project, and is currently reported in construction work-in-progress on the Consolidated Balance Sheet. Management expects to seek recovery of these costs in whole in its transmission rates and/or continue to pursue other avenues of recovery. The goals of these collective efforts are to allow for efficient long-term control of MPS’s annual capital, operating, and maintenance expenditures, while improving system and customer service performance. MAM and MPS cannot predict with certainty the outcome of its filing(s) with regulatory bodies, including the MPUC or FERC.

MAM’s unregulated growth strategy centers on a diversification and value-chain approach that expands the Company’s business and revenue model to include, without limitation, building sciences, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions, facility lifecycle asset management services, facility lifecycle asset management software technologies, facilities management, and asset/facility ownership. In addition, through The Maricor Group, efforts continue to identify and potentially execute opportunities to design, build, own and/or operate customer-hosted energy-related assets, such as central utility steam plants, customer-hosted non-merchant alternative fuel projects and customer-hosted co-generation assets. As an affiliated company of MPS, The Maricor Group may have certain limitations with respect to ownership of co-generation assets within the MPS service area and the State of Maine.

One of the challenges to MAM’s growth strategy is the need for capital formation to allow for meaningful growth through acquisitions. Given the limited earnings and cash flow characteristics of the Company, growing the company internally, often referred to as organic growth, is deemed to be more expensive than acquisitions. Cash flow challenges are exacerbated by MPS’s levelization of its stranded cost recovery, as well as the long accounts receivable collection lead times typical of mechanical, electrical and plumbing design engineering businesses. The availability of growth capital and operating cash flows are critical to the overall success of the Company’s growth and operations strategies. Given MAM’s organizational structure as a holding company, each operating subsidiary, which serves as a profit and loss center, must make certain contributions to the overall operations of the holding company. These costs, which are referred to as corporate allocations, are generally costs that existed within MPS prior to its reorganization into a holding company. Thus, to varying degrees, the Company’s unregulated subsidiaries offset costs that would have been borne by MPS. Such internal corporate allocations can and will have an impact on the unregulated subsidiaries until they achieve a certain critical mass in terms of operating and financial scale.

MAM’s unregulated engineering, sustainable asset management, energy efficiency and asset development subsidiaries will need to become more profitable to offset corporate overhead and administrative costs (corporate allocations). One way to reduce the impact of this overhead is with increased scale of operations and revenues. Corporate governance, enterprise-wide insurances, accounting, human resources services and information technology services require a minimum scale that has the ability to serve a larger organization, thus lowering the per employee costs for such services. Management believes the near and long-term profitability of its unregulated subsidiaries is dependent upon continuing efforts to increase the scale or size of the organizations through increased hiring of engineers and/or acquisition of additional engineering-related firms in the U.S and/or Canada, increased sales of the various services, acquisition of additional real estate, and the development of customer-hosted energy assets. As a result, MAM has announced its intent to acquire Steven Winter Associates, Inc., one of North America’s leading building sciences firms with an emphasis on “green” or sustainable services. The acquisition is subject to (a) successful due diligence, (b) capital formation, and (c) Board approval. Management recognizes that scale alone is not the solution, and that each material part of the whole must be contributing to profitability.

Management also recognizes that the overhead allocation does not affect the profitability of the Company as a whole, since the overhead is ultimately covered by all pieces of the Company. The overhead allocation just affects the measurement of the profitability of the Company’s expansion into new unregulated businesses.

MAM’s overall unregulated growth strategy is guided by a set of principles and values that promote sustainability, energy efficiency, improved asset governance, capital performance management, and Leadership in Energy and Environmental Design. The Company believes that within its and its subsidiaries’ market regions, sustainable initiatives, investments, products, and services involving energy efficiency, alternative fuels, natural resources conservation, sustainable engineering designs, facility lifecycle asset management, asset governance, and reductions of air emissions are (a) economically viable; (b) can create increased and long-term shareholder value; and (c) are aligned with core social and public policy values, particularly within New England and Atlantic Canada.

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

As a part of the Company’s overall business diversification and growth strategy, its real estate development and investment subsidiaries, Maricor Properties Ltd and Mecel Properties Ltd, also focus on sustainability and “smart growth” concepts, as defined below, and revitalization projects. It is the goal of the Company’s real estate investment and development groups to ultimately develop, revitalize, own and/or manage facility infrastructure that meet or approach certification as a LEED-certified building and/or contributes to smart growth initiatives.

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

Currently, Maricor Properties Ltd and its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd own three office complexes within Atlantic Canada. These properties include a five-story office complex in the downtown area of Moncton, New Brunswick that had fallen into disrepair. Using the engineering expertise of The Maricor Group, Canada Ltd, the building is being revitalized into a productive, architecturally attractive, and energy efficient facility, reusing building materials in manners that enhance sustainability, while providing for a quality work space. The Moncton building is a multi-tenant facility which houses The Maricor Group, Canada Ltd, as well as other tenants. Management is currently working to lease the balance of the facilities and continues to evaluate additional properties for acquisition and/or development. Facilities management and leasing are outsourced to strategic partners within Atlantic Canada -- Ashford Investments and Ashford Properties.

On October 7, 2005, Maricor Properties Ltd acquired Cornwallis Court Developments Ltd, the owner of the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada, a 60,000 square foot office facility constructed in about 1992 and which is currently leased to a number of various governmental agencies. The modern brick and glass office facility has exclusive rights to certain parking facilities provided by the City of Halifax. The facility is located a few blocks from the historic Citadel in downtown Halifax within a revitalization district. Maricor Properties believes this property and surrounding areas has potential for significant upgrade and redevelopment using “smart growth” principles.

Mecel Properties Ltd owns the office facility housing The Maricor Group, Canada Ltd’s Halifax office. The two-story, 10,000 square foot office complex is located within a downtown revitalization district of Halifax, approximately one block from the J. Angus MacDonald Building, and is part of Maricor Properties Ltd’s goal to revitalize a section of downtown Halifax near the core historic city. Currently, the facility is a single tenant occupied facility.

Maricor Technologies, Inc. was formed in February 2005, as a wholly-owned subsidiary of MAM. At the time of formation, Maricor Technologies acquired strategic asset management (“iPlan”) and maintenance management (“Building Blocks”) software products through a three-way transaction involving Delinea Corporation, a Dallas-based information technology services firm and HCI Systems, the original developers of the software. The software products provide most of the necessary underlying product platform components for enterprise-level and packaged software product lines. The iPlan and Building Blocks products have been marketed through a distribution agreement with its affiliated companies, The Maricor Group, The Maricor Group New England (formerly RES Engineering, Inc.) and The Maricor Group, Canada Ltd. Prior to the acquisition of the software assets, The Maricor Group and its subsidiaries had exclusive marketing rights to the products within certain industry and geographic sectors. Maricor Technologies will market its software product and service lines on a progressively expanding basis, with its target market region being North America. Maricor Technologies has started to implement direct marketing, focusing on the “private labeling” market versus a retail mass market strategy.

Maricor Technologies develops information and software tools to support capital performance management as it relates to infrastructure assets, asset governance and reporting, and sustainable lifecycle management of infrastructure assets. Combining what Management believes to be leading strategic management methods with proven engineering, energy and economic models, Maricor Technologies’ products are designed to deliver required information to allow organizations to optimize capital, maintenance, and energy budgets, reduce emissions, and to comply with financial and environmental reporting requirements. Maricor Technologies supports existing software assets and develops additional software assets that support the evolving sustainability and facility asset lifecycle management, including asset governance, capital performance management, energy efficiency and emissions reductions.

MAM’s overall strategy includes the continuing ownership and operation of its regulated electric transmission and distribution utility, as well as the potential acquisition of additional regulated utilities or assets. However, it is impossible to predict with certainty if and when MAM may acquire additional regulated utilities or assets. The decision to acquire additional regulated utilities or assets may be impacted by a number of issues, including but not necessarily limited to: (a) regulatory approvals; (b) the impact on MPS’s two-county tax-exempt financing; (c) the ability to raise capital; and (d) the identification of acquisition opportunities that are scale relevant and acquirable. Potential utility-related acquisitions are intended to seek to leverage MPS’s and other subsidiaries’ existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, and Management expertise. While Management has not eliminated potential options to acquire other regulated utility assets, they are less probable.

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

Overall Results of Operations—Consolidated

Net (Loss) Income and (Loss) Earnings per Share

	Three Months Ended September 30,
(dollars in thousands except per share amounts)	2005	2004	Dollar Change	Percent Change
				r
Loss from Continuing Operations
Regulated Electric Utility	$(275)	$(78)	$(197)	253%
Unregulated Engineering Services	(540)	(285)	(255)	89%
Unregulated Real Estate Holdings	(30)	(8)	(22)	275%
Unregulated Software Technology	(90)	—	(90)	N/A
Other	9	(53)	62	(117)%
Loss from Continuing Operations	$(926)	$(424)	$(502)	118%
Loss from Discontinued Operations	—	(8)	8	(100)%
Net Loss	$(926)	$(432)	$(494)	114%
Basic Loss Per Share for the Quarter	$(0.57)	$(0.26)	$(0.31)	119%

	Nine Months Ended September 30,
(dollars in thousands except per share amounts)	2005	2004	Dollar Change	Percent Change
		r		r
Income (Loss) from Continuing Operations
Regulated Electric Utility	$1,115	$1,895	$(780)	41%
Unregulated Engineering Services	(1,310)	(615)	(695)	113%
Unregulated Real Estate Holdings	(105)	(8)	(97)	1213%
Unregulated Software Technology	(218)	—	(218)	N/A
Other	66	(58)	124	214%
Income (Loss) from Continuing Operations	$(452)	$1,214	$(1,666)	(137)%
Income (Loss) from Discontinued Operations	5	(413)	418	(101)%
Net (Loss) Income	$(447)	$801	$(1,248)	(156)%
Basic (Loss) Earnings Per Share for the Quarter	$(0.27)	$0.50	$(0.77)	(154)%

Net income above is reported based upon the segments as presented in Note 4 of the financial statements. Consolidated net income decreased by $494,000 from the third  quarter of 2004. As described more fully below, the decrease in income is the result of losses from the start-up operations and integration of its new TMG acquisitions, and increased general and administrative costs associated with Sarbanes-Oxley compliance costs and implementation of the Company’s Oracle-based financial system. We note that for quarter-to-quarter comparison purposes, the impact of these costs on income from the regulated electric utility was minimized as a result of sharing of traditional fully allocated costs from MPS to its parent company, MAM, and other subsidiaries, such as The Maricor Group. As The Maricor Group, Maricor Properties and Maricor Technologies continue to grow, an increasing amount of corporate allocation costs will shift from MPS to unregulated operations. For example, governance costs, historically fully borne by MPS are now shared costs among MAM and its subsidiaries. Operating revenue has increased in all segments for 2005 compared to 2004. These increases are explained in more detail below.

Management is closely monitoring overall year-to-date earnings and cash flow results and is taking steps to address the Company’s lagging financial performance. Earnings have been impacted by a number of factors that are outside the control of Management, such as the historical treatment of certain stranded cost and pension issues that have significantly impacted annual earnings. Further, while an overall reorganization effort is underway to streamline the enterprise, including increased decentralization, and implementing cost controls, Management believes that earnings challenges can best be met through growth of revenues, both from increased sales of the various products and services offered by our existing companies and through acquisitions. Additionally, Management is in the process of evaluating and addressing rising pension and health care costs. With respect to staffing levels, the Company continues to evaluate out-sourcing options that could improve operational and economic results; however, no decision has been made at this time. In addition to these activities, Management is evaluating potential sales of unregulated assets to enhance near-term earnings. While a number of activities are underway to actively address earnings challenges, Management cannot provide any assurance that such efforts will substantially improve near-term earnings.

Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements. Interest Expense on long-term debt and short-term credit arrangements was $709,000 and $590,000 for the quarters ending September 30, 2005, and 2004, respectively. For the nine months ended September 30, 2005, and 2004, interest expense was $2.02 million and $1.72 million, respectively. TMG and Maricor Properties Ltd incurred interest on short-term debt during the entire second and third quarters of 2005, compared to only a portion of the same period in 2004, while MPS incurred higher short-term debt and experienced higher short-term rates in 2005.

Income Tax Expense (Benefit)

Income tax expense for MPS was $38,000 for the quarters ended September 30, 2005, and 2004. The regulated utility provision for income taxes for the nine months ended September 30, 2005, and 2004, was $1.03 million and $1.25 million, respectively. The unregulated tax benefit for the quarter ended September 30, 2005, was $447,000 compared to $116,000 for the same period in 2004. For the first nine months of 2005 and 2004, this benefit was $1.03 million and $340,000, respectively. The benefit is primarily from an increased loss at TMG in 2005.

Taxes Other Than Income

Taxes other than income were $428,000 and $431,000 for the quarters ended September 30, 2005 and 2004, respectively, and $1.36 million and $1.23 million for the nine months ended September 30, 2005 and 2004, respectively. Taxes other than income for the engineering subsidiaries are classified as cost of sales for taxes related to labor dollars for employees who work directly on engineering projects, and presented on the Statement of Consolidated Income within “Unregulated Operation and Maintenance.”

REGULATED OPERATIONS

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands except per share amounts)	2005	2004	2005	2004
				r
Net (Loss) Income — Regulated Electric Utility	$(275)	$(78)	$1,115	$1,895
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.17)	$(0.05)	$0.68	$1.18

Regulated Operating Revenue

Consolidated Revenues and Megawatt Hours (“MWH”) for the three and nine months ended September 30, 2005, and 2004, are as follows:

	Three Months Ended
	September 30, 2005		September 30, 2004		Dollar Change		Volume Change
(In thousands of dollars)	Dollars	MWH	Dollars	MWH	Dollars	Percent	MWH	Percent

Residential	$3,365	42,473	$3,141	39,748	$224	7%	2,725	7%
Large Commercial	1,147	42,109	1,009	43,156	138	14%	(1,047)	(2)%
Medium Commercial	1,121	27,845	1,094	27,948	27	2%	(103)	0%
Small Commercial	1,304	21,055	1,203	19,470	101	8%	1,585	8%
Other Retail	508	850	768	840	(260)	(34)%	10	1%
Total Regulated Retail	$7,445	134,332	$7,215	131,162	$230	3%	3,170	2%

	Nine Months Ended
	September 30, 2005		September 30, 2004		Dollar Change		Volume Change
(In thousands of dollars)	Dollars	MWH	Dollars	MWH	Dollars	Percent	MWH	Percent

Residential	$10,690	135,594	$10,373	132,656	$317	3%	2,938	2%
Large Commercial	3,847	129,226	3,674	128,390	173	5%	836	1%
Medium Commercial	3,960	80,516	3,917	80,849	43	1%	(333)	0%
Small Commercial	4,975	69,305	4,697	65,595	278	6%	3,710	6%
Other Retail	1,361	2,544	1,644	2,531	(283)	(17)%	13	1%
Total Regulated Retail	$24,833	417,185	$24,305	410,021	$528	2%	7,164	2%

Overall, Regulated Utility Operating Revenue has increased, both in volume and in dollars, for the quarter and the year-to-date 2005, compared to 2004. Residential revenue dollars and volume are both up 7% for the quarter, compared to the prior year, due to the unusually warm weather experienced by the Company’s service territory in July. This increase was the majority of the 2% increase in volume and 3% increase in revenue dollars year-over-year.

Despite a 2% decrease in volume, large commercial customer revenue increased $138,000 or 14% in the third quarter of 2005, compared to the same period of 2004. The decrease in volume is primarily due to one large customer, which experienced a fire in the second quarter of 2005 and has not yet returned to full demand. The increase in revenue dollars is attributable to a rate adjustment in August, 2004 that reduced revenue by approximately $133,000. Large commercial customer revenue is also up, both in volume and in dollars, for the nine months ended September 30, 2005, compared to 2004. The 5% or $173,000 increase in revenue dollars is largely attributable to increased usage at several of the Company’s manufacturing customers. Medium commercial customer revenue, both volume and dollars, is flat in relation to the prior year. The number of customers in this class decreased slightly from 218 at September 30, 2004, to 215 at September 30, 2005. The 8% increase in 2005 quarterly revenue and the 6% increase in revenue for the year-to-date for small commercial customers are also partly due to the unusually warm weather in July. Further, several of the Company’s local potato growers have experienced higher energy usage to meet their storage needs for the 2004 crops.  Other retail revenue is down, primarily due to an $86,000 lower estimate of unbilled revenue at September 30, 2005, compared to September 30, 2004, reduction of income from billable projects compared to prior year, and to an $11,000 increase in special discounts. For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the three and nine months ended September 30, 2005, and 2004, regulated operation and maintenance expenses and stranded costs are as follows:

	Three Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change

Regulated Operation and Maintenance
Transmission and Distribution	$957	$834	$123	15%
Customer Service	430	407	23	6%
Administrative and General	2,295	2,211	84	4%
Total Regulated Operation and Maintenance	$3,682	$3,452	$230	7%

Stranded Costs
Wheelabrator-Sherman	$1,656	$1,805	$(149)	(8)%
Maine Yankee	804	750	54	7%
Seabrook	277	278	(1)	0%
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363	—	0%
Deferred Fuel	(586)	(808)	222	(27)%
Special Discounts	70	70	—	0%
Total Stranded Costs	$2,584	$2,458	$126	5%

	Nine Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change

Regulated Operation and Maintenance
Transmission and Distribution	$2,598	$2,385	$213	9%
Customer Service	929	1,019	(90)	(9)%
Administrative and General	7,259	6,757	502	7%
Total Regulated Operation and Maintenance	$10,786	$10,161	$625	6%

Stranded Costs
Wheelabrator-Sherman	$5,020	$5,446	$(426)	8%
Maine Yankee	2,411	2,300	111	5%
Seabrook	833	833	—	0%
Amortization of Wheelabrator-Sherman Restructuring Payment	1,088	1,088	—	0%
Deferred Fuel	(1,830)	(2,773)	943	(34)%
Special Discounts	210	211	(1)	0%
Total Stranded Costs	$7,732	$7,105	$627	9%

In the third quarter of 2005, distribution expenses continued to exceed the amount for 2004. The majority of the increase is approximately $45,000 of additional maintenance of conductors and approximately $45,000 of additional expense associated with PCB mitigation. This increase was partly offset by the decrease in transmission expenses from the prior year. The maintenance of transmission station equipment has decreased approximately $68,000, while other transmission expenses, including transmission rent expense, have increased, netting to a decrease quarter-over-quarter of approximately $31,000. Customer service expenses for the third quarter of 2005 were $23,000 higher than the expenses for the third quarter of 2004, reversing the trend of lower customer service expenses experienced in previous quarters. Approximately $13,000 of this increase is additional bad debt expense, from the write-off of various small accounts during the third quarter.

Administrative and general expenses increased approximately $84,000 for the quarter, and are up approximately $502,000 for the year-to-date. The majority of the increase for the quarter was additional corporate allocations from MAM, which increased approximately $194,000. Of this increase, $139,000 was due to additional expenses associated with the Sarbanes-Oxley compliance effort. This increase was offset by a decrease in estimated pension expense of approximately $71,000, associated with a change in the salary assumption used for actuarial valuation purposes. The remaining year-to-date increase is attributable to a $608,000 increase in corporate allocations, primarily Sarbanes-Oxley compliance costs, through the second quarter offset by a $161,000 decrease in regulatory commission expense for the first six months of the year.

Stranded costs continue to exceed the prior year by approximately $126,000 in the third quarter. This increase is due to the timing of the recognition of expenses, as well as additional Maine Yankee stranded cost expenses which were recognized in the third quarter of 2005 that were not recognized in the third quarter of 2004. The increase for 2005 year-to-date, compared to 2004, is attributable to the change in recovery of stranded costs under MPUC Docket No. 2003-666, which went into effect on March 1, 2004. This docket resulted in additional expense recorded in the first quarter of 2005 that was not recorded in the first quarter of 2004.

UNREGULATED ENGINEERING SERVICES

This section includes the operations of the unregulated engineering services segment, including The Maricor Group and its subsidiaries:
-	The Maricor Group New England, and
-	The Maricor Group, Canada Ltd.

Unregulated engineering services operations began in late 2003, with the creation of The Maricor Group and the acquisition of Eastcan Consultants, Inc. in December. Morris & Richard Consulting Engineers, Ltd. was acquired on June 1, 2004, and amalgamated with Eastcan Consultants as The Maricor Group, Canada Ltd. RES Engineering, Inc. was acquired on June 15, 2004, and recently renamed as The Maricor Group, New England. The net losses below include corporate allocations, as noted, that would have been historically borne by MPS.

	Three Months Ended		Nine Months Ended
(In thousands of dollars)	September 30,		September 30,
	2005	2004	2005	2004

Net Loss - Unregulated Engineering Services	$(540)	$(285)	$(1,310)	$(615)
Basic Loss Per Share from Unregulated Engineering Services	$(0.33)	$(0.17)	$(0.80)	$(0.38)

The Engineering Services segment’s growth strategy expands MAM’s business and revenue models to include:
-	Mechanical and Electrical Engineering Services
-	Energy Efficiency Solutions
-	Asset Development
-	Facility Lifecycle Asset Management Services

In addition, efforts continue to identify and execute opportunities to design, build, own and/or operate customer-hosted energy-related assets, such as central utility steam plants, customer-hosted non-merchant alternative fuel projects and customer-hosted co-generation assets.

For the year-to-date September 30, 2005, the mechanical and electrical engineering service segment of the unregulated engineering services business was profitable, contributing approximately 24% to the gross margin for the three engineering companies combined. Start-up costs for the lifecycle asset management, energy efficiency and asset development segments of the business, as well as sales and marketing salaries included in Cost of Sales at TMGNE and TMGC, detracted from the gross margin by approximately 17%, for an actual gross margin of 7%.

Management has undertaken steps to address the lagging performance of The Maricor Group, New England and The Maricor Group, Canada Ltd. Activities at TMGNE’s Hudson office have been significantly reduced, and activities at its Boston office expanded, reflecting the reality that the bulk of the subsidiary’s market and customer base is in Boston. While the overall staffing experienced some downsizing due to the consolidation of the two offices, additional hires have been made with improved skill sets since that time. In addition, MAM is migrating toward increased decentralization, enabling subsidiaries to be more independent, operating under enterprise-wide policies, in an attempt to minimize corporate allocations. Such decentralization is designed to promote decision-making closer to the actual profit and loss center. There is also an increased focus on sales, particularly in the lifecycle asset management and energy efficiency areas, while implementing more rigid cost controls. However, the long-term profitability of The Maricor Group and its subsidiaries is clearly dependent upon achieving increased revenues through enhanced marketing and sales, diversifying sales away from a predominance of design engineering services into higher margin products and services, and increasing the overall scale of the unregulated subsidiaries through strategic acquisitions.

 Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the three and nine months ended September 30, 2005, and 2004:

	Three Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change

The Maricor Group, New England	$444	$695	$(251)	(36)%
The Maricor Group, Canada Ltd	823	597	226	38%
Total Unregulated Engineering Operating Revenue	$1,267	$1,292	$(25)	(2)%

	Nine Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change

The Maricor Group, New England	$1,613	$842	$771	92%
The Maricor Group, Canada Ltd	2,423	1,365	1,058	78%
Total Unregulated Engineering Operating Revenue	$4,036	$2,207	$1,829	83%

Total revenue is up 83% year-to-date compared to the prior year, due to the acquisitions of M&R and RES in June, 2004. The above chart compares 4 months of revenue in 2004 for these two divisions, to 9 months of revenue in 2005. For the quarter, revenue at The Maricor Group, New England is down in 2005 compared to 2004 due to the completion of several large design-build contracts in 2004, while The Maricor Group, Canada Ltd has increased revenue through an increase in capacity from hiring several new employees.

The principal types of projects which generate revenue for the two companies are mechanical and electrical engineering design and design/build projects on a fee-for-service basis. Increasingly, their businesses are focusing on facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants, all typically higher value and higher margin offerings.

Unregulated Engineering Services Operating Expenses

 Unregulated engineering services operating & maintenance expenses for the three and nine months ended September 30, 2005, and 2004:

	Three Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change
Cost of Sales	$1,264	$916	$348	38%
Other Operating Expenses	867	697	170	24%
Depreciation	5	3	2	67%
Amortization	17	15	2	13%
Taxes Other than Income	(5)	8	(13)	(163)%
Income Taxes	(397)	(110)	(287)	(261)%
Total Unregulated Operating Expenses	$1,751	$1,529	$222	15%

	Nine Months Ended
(In thousands of dollars)	September 30,
	2005	2004	Dollar Change	Percent Change
Cost of Sales	$3,758	$1,626	$2,132	131%
Other Operating Expenses	2,119	1,409	710	50%
Depreciation	14	2	12	600%
Amortization	101	15	86	573%
Taxes Other than Income	34	42	(8)	(19)%
Income Taxes	(915)	(334)	(581)	174%
Total Unregulated Operating Expenses	$5,111	$2,760	$2,351	85%

Total operating expenses are up 85% year-to-date compared to the prior year, due to the acquisitions of M&R and RES in June, 2004. The above chart compares 4 months of expenses in 2004 for these two divisions, to 9 months of expenses in 2005. Total expenses are up 15% for the third quarter, compared to the same quarter of last year.

The cost of sales above consists primarily of direct labor expenses and direct contract costs, as well as marketing, sales, and business development expenses with labor, overheads, and consulting services for developing business relationships and re-branding this business segment as The Maricor Group. The remaining operating expenses were used for parent company corporate overhead allocations, office supplies, insurance, and administrative and general expenses.

UNREGULATED REAL ESTATE SUBSIDIARY

Year-to-date revenue from this subsidiary was approximately $221,000, which was offset by operating expenses net of tax of $201,000, depreciation of $43,000, and net interest of $83,000. Net loss from this operating company for the third quarter 2005 was $30,000 or $.02 per share, and $105,000, or $.06 per share, for the nine months ended September 30, 2005. Efforts are underway to improve the leasing of Maricor Properties’ real property in Moncton, New Brunswick and to increase the overall scale of that company through additional acquisitions and developments. While increased leasing efforts are essential, it should also be recognized that the overall appraised value of the real estate holdings of MAM’s real estate subsidiaries has increased since acquisition.

On August 16, 2005, Maricor Properties Ltd entered into a joint venture agreement with Ashford Investments, Inc., a real estate development and management company. Both companies have operations in Moncton, New Brunswick, and Halifax, Nova Scotia, Canada. The joint venture is called Maricor Ashford Ltd, and is headquartered in Moncton, New Brunswick. Maricor Ashford Ltd is a real estate development and investment company focused on opportunities in Atlantic Canada.

    On October 7, 2005, Maricor Properties completed the purchase of Cornwallis Court Developments, Limited (“Cornwallis”). Maricor Properties acquired all of the outstanding shares of Cornwallis for $2 million CDN and the assumption of a $3.69 million CDN mortgage. The $2 million acquisition cost was financed through the RBC and is secured by a $1.73 million USD letter of credit from Bank of America. The term of the new RBC note is one-year at an interest rate of Royal Bank prime plus 0.25%. The only asset of Cornwallis was the J. Angus MacDonald Building, a 60,000 square foot facility located in downtown Halifax, Nova Scotia, Canada. The building was fully leased at the time of acquisition. This purchase is the second building acquired in Halifax in the past eighteen months, and is further execution of the Company’s real estate investment strategy.

UNREGULATED SOFTWARE TECHNOLOGY

The unregulated software technology subsidiary incurred a loss of $90,000 for the third quarter of 2005, and a loss of $218,000 for the year-to-date. This loss is primarily composed of software amortization of $89,000 for the third quarter of 2005, and $208,000 for the first nine months of 2005. The software is being amortized on a straight-line basis for 2005 in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). The segment also recognized revenue of $29,000 and $67,000 for the quarter and year-to-date, respectively, primarily from support services provided to existing customers.

UNREGULATED ENERGY MARKETING—ENERGY ATLANTIC DISCONTINUED OPERATIONS

On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below.

The Company recognized income (loss) from discontinued operations of $5,000 and $(413,000) for the nine months ended September 30, 2005, and 2004, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 year-to-date net income represents the final settlement of software and equipment lease obligations and miscellaneous other small transactions. The 2004 net loss includes additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000. The following table summarizes the statement of operations for EA:

	Three Months Ended		Nine Months Ended
(In thousands of dollars)	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$572
Expenses	—	—	—	(1,186)
Other income, deductions and interest	(3)	(16)	5	(70)
Pretax (loss) income from discontinued operations	(3)	(16)	5	(684)
Income tax (provision) benefit	3	8	—	271
(Loss) income from discontinued operations	$—	$(8)	$5	$(413)
Loss per share from discontinued operations (basic and diluted)	$—	$—	$—	$(0.25)

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Operating Capital and Liquidity

On October 7, 2005, MPS arranged a new three-year $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new Bank of America facility are at either LIBOR plus 1.375% or at Bank of America’s prime rate, at MPS’ election. Also, MAM, on October 21, 2005, arranged a new three-year $4 million revolving, working capital line of credit which repaid the $750,000 Katahdin Trust Company ninety-day line of credit and provides for additional working capital borrowings. As discussed in Note 11 to the Consolidated Financial Statements, $1.73 million of the $4 million revolving line of credit secures a portion of the MacDonald Building acquisition. The MAM line of credit is secured by a general security interest in the business assets of MAM. The interest rates on MAM’s new facility are at LIBOR plus 2.0% or Bank of America’s prime rate, at MAM’s election. These new credit facilities improve the Company’s ability to fund its on-going working capital requirements. These lines of credit are subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-equity ratio.

On October 31, 2005, Maricor Properties Ltd arranged a $2.3 million CDN revolving term facility with Royal Bank of Canada (“RBC”), the proceeds of which were used to pay the $2.0 million USD term note for the Vaughan Harvey property at Katahdin Trust Company. The term of the new RBC note is one-year at a rate of Royal Bank prime plus 0.50%. This facility is secured in the amount of $2.30 million CDN by a collateral mortgage covering the Vaughan Harvey Boulevard property in Moncton, New Brunswick, and by a $570,000 CDN guarantee and a collateral mortgage covering the Mecel Holdings property in Halifax, Nova Scotia.

Continuing efforts are being made to evaluate the Company’s overall banking and short-term liquidity needs. Aligning the Company’s growth strategy with the right U.S. and Canadian banking relationships is essential to the Company’s near and long-term success. Our mid-term and long-term liquidity and cash positions remain solid.

The Company’s cash and cash equivalents as of September 30, 2005, were $556,000, $637,000 less than the December 31, 2004, balance of $1,193,000. The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part 1, Item 1, of this Form 10-Q, reflects the Company’s liquidity and sources of operating capital.

    Cash flow provided by operating activities for the first nine months of 2005 was $3.63 million while the net loss was $447,000. The largest increases in operating cash flows were the decrease in accounts receivable and unbilled revenue of $1.64 million and the non-cash add back for depreciation and amortization of $3.25 million. The deferral of $2.69 million of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery, accounted for the biggest reduction in operating cash flows. Cash flow provided by financing activities for the first nine months of 2005 totaled $420,000. Uses of cash included $1.23 million paid in dividends and long-term debt reductions of $1.24 million. The uses of cash were offset by an increase in short-term borrowings of $2.89 million. For the first nine months of 2005, cash flow used for investing activity totaled $4.68 million. The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. (“MTI”) acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash, $950,000 of which was preferred stock, and $200,000 in the form of a put option. The Company also invested $4.98 million in fixed assets.

Net cash flows from operating activities for the first nine months of 2004 were $3.7 million with net income of $801,000. The deferral of $3.7 million of deferred regulatory and debt issuance costs, principally Wheelabrator-Sherman costs in accordance with MPS’s stranded cost recovery accounted for the biggest reduction in operating cash flows. For the nine months ended September 30, 2004, the increase in cash from financing activities of $3.15 million was due to $3.55 million of additional long-term borrowings and $2.14 million of net short-term borrowings partially offset by dividend payments of $1.83 million and the repayment of long-term debt of $705,000. Net cash outflows for investing activities were $10.15 million. During the first nine months of 2004, MPS invested $6.22 million in electric plant. Construction work-in-progress, reported in the Utility Plant section of the Company’s September 30, 2004, Consolidated Balance Sheet, increased by $1.29 million from the balance as of December 31, 2003, due to the timing of expenditures for the Automated Meter Reading project and conversion of the Caribou substation to a higher voltage. In addition, MPS received $200,000 for the partial redemption of its Maine Yankee Common Stock. The Maricor Group and Maricor Ltd spent $3.53 million net cash to acquire RES and M&R in June 2004.

Effective January 1, 2005, the Board of Directors increased the quarterly dividend by $0.05 per share from $0.20 per share to $0.25, for an annual dividend of $1.00 per share. As of September 30, 2004, the quarterly dividend was $ 0.38 per share, or $1.52 per share annually. The Board of Directors had decreased the October 1, 2004, dividend to $0.20 to conserve capital in support of the Company’s growth strategy, while still maintaining a competitive yield for shareholders.

Until entering the new agreement described above on October 7, 2005, MPS used short-term borrowings from its revolving credit agreement of $6.0 million to satisfy working capital requirements.  The agreement was secured by $6.0 million of first mortgage bonds and its due date was June 8, 2006.  In addition, on October 1, 2003, MPS executed an additional $3.0 million line of credit with the Bank of New York.  This facility was unsecured and originally set to expire on March 29, 2004, but MPS received an extension to December 31, 2004, when it expired. Interest rates on this facility were comparable to the rates on the existing revolving credit agreement.  The additional facility provided an additional source of short-term borrowings in the event required borrowings exceeded the existing revolving credit agreement.

As of September 30, 2005, MPS had $5.15 million of short-term debt outstanding, with $850,000 available, compared to $3.2 million outstanding, with $2.8 million available, at the end of 2004. Interest rates on these short-term borrowings were below the existing prime rate.  For additional information on the short-term credit facility, see Note 6 of the Notes to Consolidated Financial Statements, “Short-Term Credit Arrangements” of the Company’s 2004 Form 10-K.

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG, Management is continuing to work to ensure the Company has adequate credit facilities for 2005 and beyond to cover sinking fund payments, construction activities and other financial obligations.

The Maricor Group has a revolving credit arrangement with Banknorth N.A. for borrowings up to $1.0 million. This revolving credit arrangement closed on September 21, 2004, expires on April 30, 2006, and is subject to extension with the consent of the bank. One provision of this revolving credit arrangement requires that the line be paid off for one thirty-day period during the year. The Company has not yet met this requirement, but has incorporated it in the short-term planning referenced in the second paragraph of this section. As of September 30, 2005, $975,000 was outstanding under this facility, with $25,000 unused. As of December 31, 2004, there was $789,500 outstanding under the revolving credit arrangement, with $210,500 unused.

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

Management continues to believe the Company’s overall growth and long-term viability is dependent upon the full implementation of the Company’s growth strategy. In order to implement the strategy, capital formation will be essential. Management is evaluating a number of equity-related offerings that may include the issuance of additional common and/or preferred stock. Monies from these offerings may be used to eliminate debt in order to enhance net income and to facilitate strategic growth acquisitions.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, seven-year term loan with Fleet National Bank, now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum tangible net worth, maximum ratio of indebtedness for borrowed money to total capital and a minimum ratio of net income to fixed charges. Interest is payable monthly at a variable interest rate of One-Month LIBOR, plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

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

As more fully discussed in Part II, Item 1(c), “Legal Proceedings - Requests for Issuance of Certificates of Public Convenience and Necessity in Connection with the Construction of a Proposed Transmission Line and Various Transmission Service Renovations,” MPS is pursuing the authorization to build, and include in rate base, a transmission line for system security and reliability purposes. Through the third quarter of 2005, $829,000 has been spent on this proposed transmission line.

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

• The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS.  The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure.  Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter. For the dividend paid September 30, 2005, the two-year period was from July 1, 2003, to June 30, 2005.  The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS.  Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of September 30, 2005, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a)
The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to sell it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. Forty-nine thousand eight-hundred and ninety-nine (49,899) shares are currently outstanding pursuant to this kind of agreement. At a market price of $19.70 per share at September 30, 2005, the total exposure is approximately $578,000.

Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 15, 2008, subject to some other conditions. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock.

(b)
The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. As discussed in previous Form 8-K, 10-K and 10-Q quarterly filings, MPS had partially mitigated its risk by purchasing a 6% interest rate cap on its two tax-exempt bonds, the 1996 Series and the 2000 Series, issued on MPS’s behalf by the Maine Public Utility Financing Bank. The interest rate cap on the 1996 and 2000 Series expired in November 2003. MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”). Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt,” and is hereby incorporated by this reference. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of September 30, 2005, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $5.84 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

(c)
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

(d)
Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to an immaterial amount of foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

(e)
The Maricor Group and its subsidiaries are subject to market risks associated with changes in economic conditions of their respective markets, the ability to attract and retain key talent, and engineering design errors and/or omissions. The Company does carry insurance to address errors and omissions to mitigate certain risks.

(f)
Maricor Technologies is subject to risks associated with changing technologies and increasing competition. As a result, MTI monitors technology and competitor trends to ensure its product offerings remain market competitive.

(g)
The new lines of credit for MPS and MAM are charged interest at Bank of America’s prime rate or LIBOR plus 1.375% or 2%, respectively. This exposes the Company to interest rate risk from fluctuations in these rates.

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

As a non-accelerated filer, the Company is taking actions to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting for the fiscal year 2007.  The Company continues to assess the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004 which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue requirement and result in a revised projected net increase to the retail transmission revenue requirement of $178,933 instead of the previously projected increase of $288,670. This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are adjusted next. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will report back in one month. Because the Company is currently in the midst of a settlement process and continues to respond to data requests by the interveners, it cannot predict the exact dollar outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

    Per agreement with the Maine Public Utilities Commission (“MPUC”), the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

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

The project was proposed in order to ensure the reliability and integrity of the MPS transmission grid under scenarios of reduced on-system generator availability and peak load growth. In its petition, MPS maintained that the available firm transfer capability of the transmission system when added to the remaining on-system hydro generation is not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable. The proposed line would address this by significantly increasing the load-serving capability of the northern Maine region and would serve to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid. Additional benefits of the proposed line include the potential for increasing the number of competitive retail electric suppliers and increasing the attractiveness of the region for development of additional generation, such as wind farms, by providing increased transmission export capacity.

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. However, the Commissioners cited several areas requiring further consideration with respect to regional reliability planning. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine ISA. The Company is currently reviewing the Order with regard to the specific requirements and may request reconsideration in the Docket. Through September 30, 2005, approximately $800,000 was spent on this transmission case. MPS anticipates seeking recovery of these expenditures through its transmission rates or otherwise.

In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005 MPS proposed several changes to the Commitment Agreement, which will be followed by a formal litigation schedule. As noted above, MPS’s obligations under the Commitment Agreement are dependent upon securing regulatory approval. MPS cannot predict the outcome of Phase II of this case at this time.

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

Date: November 10, 2005

/s/ Michael I. Williams
Michael I. Williams
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)