Form 10-K
period 2005-12-31
MAINE & MARITIMES CORP
filed 2006-03-24
CIK 1222497

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
 None
Title of Class

        Indicate by check mark if a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐. Accelerated filer ☐. Non-accelerated filer ☒.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        Aggregate market value of the voting stock held by non-affiliates at June 30, 2005: $40,086,092.

        The number of shares outstanding of each of the issuer's classes of common stock as of March 24, 2006.

Common Stock, $7.00 par value—1,637,211 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2005, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2005
For Glossary of Terms, see Page iii
TABLE OF CONTENTS

i

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
APP	Aroostook Partnership for Progress
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMMS	Computerized Maintenance Management System
CMP	Central Maine Power Company
Cornwallis	Cornwallis Court Developments Ltd
CPCN	Certificate of Public Convenience and Necessity
DOE	Department of Energy
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EMF	Electro-magnetic Fields
Engage	Engage Energy America, LLC
EPS	Earnings per Share
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Gould	Gould Electric Company
IBEW	International Brotherhood of Electrical Workers
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
LEED	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
MY	Maine Yankee
NB Power	New Brunswick Power
NEPOOL	New England Power Pool
NMISA	Northern Maine Independent System Administrator
NOI	Notice of Inquiry
NPCC	Northeastern Power Coordinating Council
NRC	Nuclear Regulatory Commission
NRI	Northeast Reliability Interconnect
OATT	Open Access Transmission Tariff
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PUHCA	Public Utility Holding Company Act

REIT	Real Estate Investment Trust
RES	RES Engineering, Inc., now The Maricor Group New England
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
VCC	Vitale, Caturano & Company, Ltd
VEBA	Voluntary Employee Benefit Association
VERP	Voluntary Employee Retirement Program
WPS	WPS Resources Corporation
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART I

Item 1.    Business

General

        Maine & Maritimes Corporation ("MAM" or the "Company"), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company ("MPS") common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange ("AMEX") under the symbol "MAM." MAM is the parent holding company for the following wholly-owned subsidiaries:

  1.
  The Maricor Group ("TMG," formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary The Maricor Group New England ("TMGNE," formerly known as RES Engineering, Inc.) and TMG's wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd ("TMGC," formerly Maricor Ltd);

  2.
  Maricor Properties Ltd ("Maricor Properties"), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd ("Cornwallis") and Mecel Properties Ltd ("Mecel"), as well as a 50% owner of Maricor Ashford Ltd;

  3.
  Maricor Technologies, Inc. ("MTI"), a U.S. wholly-owned subsidiary;

  4.
  Maine Public Service Company ("MPS") and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd ("Me&NB"); and

  5.
  Energy Atlantic, LLC ("EA"), an inactive subsidiary.

Maine & Maritimes Corporation and Subsidiaries

*
Maine & New Brunswick Electrical Power Company, Ltd and Energy Atlantic, LLC are inactive companies.

General Descriptions of the Parent Company and its Subsidiaries:

  •
  Maine & Maritimes Corporation is a holding company incorporated in the State of Maine, and is the ultimate parent company for all business segments. MAM maintains investments in (a) a regulated electric transmission and distribution utility operating within the State of Maine, United States of America, (b) mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management, energy efficiency, and asset development companies within the United States and Canada, (c) real estate investment and development companies in Canada, and (d) a facilities asset lifecycle management and sustainability software development company in the United States. MAM is headquartered in Presque Isle, Maine.

  •
  The Maricor Group is an energy asset development and mechanical, electrical and plumbing/fire protection engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service engineering design and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design ("LEED™"). The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

  •
  The Maricor Group New England is a mechanical and electrical engineering subsidiary of The Maricor Group with an office in Boston, Massachusetts, offering the services of The Maricor Group within New England, particularly the greater Boston area and other regions of the Commonwealth of Massachusetts. TMGNE was acquired by TMG on June 15, 2004.

  •
  The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company's defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia. TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consultants, Inc. ("Eastcan") on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers ("M&R"). Both companies are now operating divisions of TMGC.

  •
  Maricor Properties Ltd is a Canadian real estate development, redevelopment and investment company focused on sustainable development and "smart growth" principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs. It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts promoting renewal of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

  •
  Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd. It was acquired on June 1, 2004, in conjunction with the acquisition of M&R by TMGC.

  •
  Cornwallis Court Developments Ltd is a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005. Cornwallis currently owns and operates the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

  •
  Maricor Technologies, Inc., formed on February 14, 2005, is a software technology firm that develops and maintains information-based technologies, which support lifecycle asset management and capital budget planning with an increasing emphasis on capital performance management and asset governance. On February 14, 2005, it purchased, through a three-way transaction, the "Strategic Asset Management" software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems Asset Management, LLC. The Maricor Group utilizes the software in the delivery of its lifecycle asset management services and markets its products throughout North America. Maricor Technologies is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

    Maricor Technologies' software products currently include "iPlan™," a web-based strategic planning tool used to quantify and prioritize capital investments required to maintain and preserve facilities and infrastructure assets. iPlan™ automates the process of defining an organization's capital needs, and assists in the identification of capital projects, quantifying replacement and renovation costs, and assigning priorities based on various lifecycle, safety, and return-on-investment measures. "Building Blocks™" is a proactive computerized maintenance management system ("CMMS") software solution for managing both the total lifecycle of assets and the daily operation of facilities.

  •
  Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS's service territory have been purchasing energy from suppliers other than MPS. This energy comes from Competitive Electricity Suppliers ("CES") or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service ("SOS") provider. SOS providers are determined through a bid process conducted by the Maine Public Utilities Commission ("MPUC"). MPS provides the transportation through its transmission and distribution wires infrastructure. Its service area covers approximately 3,600 square miles, with a population of 72,000. The utility is regulated by the Federal Energy Regulatory Commission ("FERC") and the MPUC. MPS is headquartered in Presque Isle, Maine.

    MPS was originally incorporated in the United States as the Gould Electric Company ("Gould") in April 1917, by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine & New Brunswick Electrical Power Company, Ltd, a Canadian company. Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS. Me&NB was primarily a hydro-electric generating company. It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc. ("WPS-PDI"), a subsidiary of WPS Resources Corporation ("WPS").

    Following its incorporation in the United States, Gould changed its name to Maine Public Service Company in August 1929. MPS was a privately held subsidiary of the Consolidated Electric & Gas Company until 1947, when its capital stock was sold as a result of Consolidated Electric & Gas Company's forced divestiture. From 1947 until its corporate reorganization in 2003, MPS was the corporate parent and traded under the stock symbol "MAP" on the AMEX. Until its generating assets were sold on June 8, 1999, MPS produced electric energy for retail and wholesale customers. From that date through March 1, 2000, MPS continued to purchase electric energy for sale to these customers. MPS continues to provide transmission services to former wholesale energy customers and transmission and distribution services to retail customers in the service territory; however, it does not provide electric energy supply.

    MPS's research and analyses indicate that its service area's economy, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS's service area. The growing of broccoli has added diversity to the region's agricultural economic base. Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasingly significant role in the area's economy. The medical industry represents a significant positive and growing economic force within the region, serving as a leading employer and job creation sector. However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses based on the most recent census data and projections, particularly among the service area's youth and young adults. Attracting new businesses and jobs to northern Maine in an effort to reverse out-migration trends appears to be a continuing challenge to the area's leaders and businesses, including MPS. As a result of its service area's economic challenges, MPS has taken a lead role in forming a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission. Managed by a private-sector investors' council, MPS and its staff are serving as private sector leaders in helping to execute a rational and results-oriented economic development program. The Aroostook Partnership for Progress's ("APP's") efforts are intended to increase the area's emphasis on economic development through improved focus and funding for economic development.

    Electric sales in the Company's territory are seasonal, and the Company's results of operations reflect this seasonal nature. The highest usage occurs during the five heating season months, from November through March due to heating-related requirements and shorter daylight hours. The rate year is divided into two periods, with higher rates in place in the winter months to encourage conservation. Also, due to the climate in the northern Maine area, the majority of MPS's construction program is completed during the spring, summer and fall months.

  •
  Maine & New Brunswick Electrical Power Company, Ltd is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS's Canadian electric generation assets. Me&NB was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.

  •
  Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, and is classified as discontinued operations. EA formerly competed for electric supply customers within the northern and southern regions of the State of Maine as a CES from March 1, 2000, through February 28, 2004, and also provided the Standard Offer supply for Central Maine Power Company's ("CMP's") territory from March 1, 2000, through February 28, 2002, and 20% of the medium non-residential SOS in MPS's territory from March 1, 2000, through February 28, 2001.

Employees

        At the end of 2005, the Company and its subsidiaries had the following employees:

	Employees
	2005	2004
Maine & Maritimes Corporation	5	5
Maine Public Service Company	140	134
The Maricor Group	68	68
Maricor Technologies, Inc.	6	—

Total	219	207

        The Company's consolidated payroll costs were $12.1 million for 2005 and $9.5 million for 2004. The increase was due primarily to new employees added through TMG's acquisitions during 2004. Approximately 37% of MPS's labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers ("IBEW") and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. No employees of the Company are covered under collective bargaining agreements that will expire within one year.

Affiliates and Associated Companies

        Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46(R)"), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.

        MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission ("NRC") was due to expire on October 21, 2008.

        MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., ("MEPCO"). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long, which connects the New Brunswick Power ("NB Power") system with the New England Power Pool ("NEPOOL").

Financial Information about Geographic Areas

        See Note 4 to the attached financial statements.

Financial Information about Segments

        See Note 4 to the attached financial statements

Competitive Conditions

        See Item 1a. below.

Company Financial Information

        The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

        The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains an Internet site containing such reports at www.maineandmaritimes.com. All such reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be downloaded from such site without charge. Also listed at the Company's site under Investor Relations, Corporate Governance, is the Code of Ethics for Senior Financial Officers and all other Principal Executive Officers and Managers, as well as the Company's policy regarding Insider Trading and Dissemination of Inside Information.

Item 1a.    Risk Factors

        As with all companies, MAM is exposed to certain risk factors as a result of their operations. MAM has identified the following key risk factors for the company as a whole and also specific to the various industries in which MAM and its subsidiaries operate.

Liquidity and Capital Formation Risk

        MAM's current liabilities of $23.17 million as of December 31, 2005, exceed its current assets of $12.68 million by $10.49 million, exposing MAM to the risk of being unable to fulfill its obligations in 2006. However, of these current liabilities, $14.1 million is short-term borrowings, including the lines of credit and one-year notes payable through Royal Bank of Canada. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of additional sources of financing and options to reduce or defer costs.

        In the long term, Management expects MAM's cash flow to improve, with MPS's recovery of deferred fuel and other stranded costs currently deferred by MPS. The current cash expenditures for deferred fuel and Maine Yankee exceed the recovery of stranded costs. With the expiration of the Wheelabrator-Sherman contract in December 2006, this position will reverse, and recovery of stranded costs will exceed the cash outflows.

Lack of Profitable Operations from Unregulated Business

        The unregulated business segments which have been added since 2003 have not been profitable to date. Please read the in-depth analysis in the Management's Discussion and Analysis of Financial Condition and Results of Operations. As noted there, Management believes that the success of these ventures is crucial to the future growth of the Company, but can give no assurances as to the success of these ventures.

Acquisition and Integration Risks

        The Maricor Group and Maricor Properties have each acquired several companies over the past three years, in conjunction with MAM's growth strategy. The companies face several risks associated with this process, including lack of suitable available targets, insufficient funds for acquisitions to achieve the growth strategy, lack of synergies and the cost of integration. MAM and its subsidiaries mitigate these risks through a due diligence process intended to identify and mitigate these risks throughout and after the acquisition process.

Legislation and Regulation

        Changes in legislation and regulation could impact MAM's earnings and operations positively or negatively. Such changes could include changes in tax rates, changes in environmental or workplace laws or changes in regulation of cross-border transactions. For The Maricor Group, public policies related to energy, energy efficiency, asset lifecycle management, and air emissions may impact the overall market, particularly the governmental sectors.

        MPS is a regulated utility, operating its distribution activity under the jurisdiction of the Maine Public Utilities Commission and transmission activity under the jurisdiction of the Federal Energy Regulatory Commission. MPUC and FERC regulate the rates MPS is allowed to charge its customers. MPS filed notice with the MPUC on January 10, 2006, under Docket No. 2006-24, that it intended to seek a 4% increase in distribution rates, a procedure expected to last through most of 2006. Further, the transmission formula under which MPS transmission rates have been determined for the past three years is up for review and negotiation for the rates that will go into effect on June 1, 2006. Finally, the rates for recovery of stranded costs are set to expire in December 2006. The outcome of these rate cases could have a positive or negative impact on earnings and cash flow; their ultimate impact is unknown at this time.

Foreign Operations

        MAM subsidiaries Maricor Properties, including its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd and its joint venture Maricor Ashford Ltd, and The Maricor Group, Canada operate in Canada. Me&NB, an inactive subsidiary of MPS, is also based in Canada. There are a number of risks associated with operations outside of the United States, including differences in laws, policies and measures; regulatory requirements affecting trade and investment; differences in social, political, labor, and economic conditions, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences.

General Economic Conditions

        MAM, like all other entities, is exposed to a certain amount of risk as a result of the general economic conditions under which it operates. Such risks include the overall economy of the geographic region in which the entity operates, interest rate risk, risk of loss of value of real estate assets and risk of inflation.

  Economy of the Region

        MPS operations are restricted to a territory in Aroostook County and northern Penobscot County, Maine. Limited population growth and economic expansion in the region could negatively impact the utility's ability to maintain this customer base. MPS has been actively involved with the Aroostook Partnership for Progress, an organization with the mission of enhancing the economy in Aroostook County.

        The Maricor Group and its subsidiaries generally operate within Atlantic Canada and New England. The nature of work available may differ depending on various economic and political conditions, including cost of energy, interest rates, and other factors.

  Interest Rate Risk

        MAM, TMG, Maricor Properties and MPS each have interest rate risk due to variable interest rates on financing arrangements. The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with a derivative interest rate swap transaction on September 9, 2003. See Item 8 of this Form 10-K, Note 7 to the Consolidated Financial Statements, "Accumulated Other Comprehensive Income (Loss)," which is hereby incorporated by this reference, for a discussion on the impact on MPS's financial statements and further description of the interest rate swaps.

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

  Value of Real Estate

        The net book value of Maricor Properties' real estate totaled $7.82 million at December 31, 2005. MAM is exposed to risk associated with the local real estate markets in Moncton, New Brunswick and Halifax, Nova Scotia, and its impact on the value of these properties. The most recent appraisals obtained during 2005 and 2006 indicate that the appraised value of the properties currently exceeds the book value; however, this position could reverse with changes in the real estate markets.

  Inflation Risk

        MAM is exposed to inflation risk in both the United States and Canada.

Franchises and Competition

        Except for consumers served by municipal electric utilities within MPS's service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory, and has little exposure to risk from competition.

        The Maricor Group, Canada Ltd and The Maricor Group New England operate in competitive markets and do not have exclusive franchises. Competition for contracts comes from local, regional and mechanical and electrical engineering firms, as well as local, regional or national energy services, energy asset development and energy controls companies. TMGC also faces risks associated with their relationships with the local architectural firms. The majority of its current business is obtained through local architects, and a deterioration of this relationship could negatively impact financial performance.

        Maricor Properties Ltd, Cornwallis Court Developments Ltd and Mecel Properties Ltd compete in the open market for tenants for facilities owned and operated by these subsidiaries. Competition is driven by per square foot lease costs, operating costs, quality of the work environment, availability of parking, management services and other factors that could influence a tenant to lease office space. These companies have greatly mitigated this risk with their existing long-term leases for tenants.

        In addition to competition for tenants, the subsidiaries compete in the market with other real estate and development companies regarding the potential acquisition of additional real estate. Market conditions driven by supply and demand issues, as well as interest rates typically drive the subsidiaries' markets to acquire, lease or sell real estate holdings. Maricor Properties and Mecel Properties compete with individual real estate developers, regional real estate developers, real estate investment trusts ("REITs"), national real estate developers, insurance companies and others that invest in commercial real estate.

        Maricor Technologies, Inc. competes in the open market and does not have an exclusive franchise. Factors affecting its market include the economic needs of facilities owners, the age of facilities infrastructure, the availability or lack thereof of capital, public policies and other issues. It competes with existing and potential additional providers and/or developers of similar software solutions. Maintaining the market viability of their software assets through product enhancements and new versions is a critical part of ensuring its market competitiveness. Additionally, its competitiveness may be impacted by its ability to expand its product offerings to address a more comprehensive array of facility infrastructure information management and planning needs.

Environmental Risks

        MAM, particularly MPS, bear environmental risks associated with former ownership of nuclear, diesel and oil fired generation, as well as the ownership of transformers containing Poly Chlorinated Bi-phenols ("PCB's"). Further, MPS has potential risks concerning claims related to electro-magnetic fields ("EMF's"). While the Company takes significant steps to ensure prudent environmental practices, it cannot assure that risks do not exist from past or future environmental practices. Additionally, while the Company does not believe EMF's represent a danger, particularly due to its lack of ownership of bulk transmission, it cannot warrant that claims could not be filed.

Aging Infrastructure and Reliability

        MPS has risks associated with aging infrastructure assets that may in some instances be beyond the useful life of the asset. The failure of such assets could result in the loss of power that could result in harm to property or person. MPS works diligently through on-site inspection and testing programs to ensure the integrity of its infrastructure, but cannot warrant that outages will not occur due to the age of some infrastructure. MPS does maintain substantial back-up equipment and the capability to repair or rebuild such assets in a timely manner, including the maintenance of mobile transformers.

Debt Covenants

        MAM and certain of its subsidiaries have obtained financing with financial and other covenants, such as debt service coverage ratios. In a default, the lender can require immediate repayment of the debt. This could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions within the debt agreements.

Collections Risk

        MAM's subsidiaries sometimes extend credit to their customers. This may be regulated, as in the case of MPS, or under the terms of contracts or leases. In these situations, MAM bears the risk that it may not collect these funds. MAM partly mitigates this risk through the use of credit checks and monitoring of the accounts receivable aging. MAM also maintains an allowance for uncollectible accounts for accounts receivable that are unlikely to be collected.

Attraction and Retention of Qualified Employees

        MAM primarily operates in service sectors, and is heavily dependent on the attraction and retention of qualified employees, including engineers and electricians. MAM maintains competitive wage and benefits packages for its employees to aid in attracting and retaining staff.

Equity Price Risk

        The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock is below a specified price when the seller wishes to dispose of it, The Maricor Group (or the applicable subsidiary) has agreed to pay the difference. There were 41,151 shares outstanding pursuant to this kind of agreement as of December 31, 2005. At a market price of $15.49 per share on that date, the total exposure was approximately $814,000. A $1.00 change in the market price would impact this exposure by approximately $41,000.

        Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration for that acquisition was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 15, 2008, subject to some other conditions. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM's common stock.

Professional Liability

        The Maricor Group and its subsidiaries are subject to risks associated with engineering design errors and/or omissions. The Company carries insurance to address errors and omissions to mitigate certain risks.

Technological Obsolescence

        Due to the nature of their business, Maricor Technologies is subject to risks associated with changing technologies and obsolescence of their products. As a result, MTI monitors technology and competitor trends to ensure its product offerings remain market competitive.

Weather

        MPS and its electric wires infrastructure are at risk to natural phenomena, especially those caused by the weather. Storms, such as ice storms and major winter snow storms may have an impact on the integrity of MPS infrastructure assets in the field.

Vandalism, Terrorism and Other Illegal Acts

        MAM and its asset-owning subsidiaries are subject to the risks of damage to others' properties or human harm due to the failure of infrastructure. While MAM and its subsidiaries exercise diligent asset management and asset inspections, it cannot warrant that such risks can be fully eliminated. MPS and its electric wires and information technology infrastructure are particularly at risk to vandalism and acts of terrorism. While the Company takes steps to protect against such illegal acts through various risk insurance policies and other protective measures, including restricting access to assets, it cannot warrant that they cannot happen.

Information Technology

        MAM is subject to systemic risks associated with information technology systems that could impact the calculative outcome of billing determinations or the unintended release of confidential consumer information. MAM goes to significant lengths to stress test its systems and protect against such events; however, the Company cannot warrant that such risks do not exist.

Alternative Generation Options

        MPS does face technology and product substitution risks associated with the evolution of distributed generation, non-utility generation, and other alternative fuel forms. The primary risk in this area is non-utility generation, which the utility successfully competed with to date. However, as electric commodity prices increase, the viability of alternative fuel from non-utility generation may become more practical. Such projects could result in reduced usage of MPS's delivery system.

Item 2.    Properties

        As of December 31, 2005, MPS owned approximately 380 circuit miles of transmission lines and approximately 1,767 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

        In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 7,400 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The current estimated cost of the ten-year program is $2.7 million and, as of December 31, 2005, $1.40 million has been spent to remediate approximately 45% of the transformers in this effort.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term "conditional asset retirement obligation", used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", as referring to a "legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity." Based on this interpretation, MPS recognized an associated asset retirement obligation of $1.30 million with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

        Additional assets of the Company include three office buildings owned by Maricor Properties Ltd and its subsidiaries Cornwallis Court Developments Ltd and Mecel Properties Ltd. These office buildings are located in Moncton, New Brunswick and Halifax, Nova Scotia. The Moncton, New Brunswick multi-tenant office building consists of approximately 40,000 square feet and is located along a downtown thoroughfare. The facility houses The Maricor Group, Canada Ltd's Moncton operations, in addition to third party tenants. The J. Angus MacDonald Building, located in downtown Halifax, is a 60,000 square foot facility, and is fully leased to third parties, primarily Canadian government entities. The other Halifax office is approximately 10,000 square feet and is located in a revitalization district near the historic downtown Citadel. The facility houses The Maricor Group, Canada Ltd's Halifax operations.

MPS System Security and Reliability

        MPS has implemented a transmission inspection program, part of its asset lifecycle management efforts, and has begun implementation of a distribution inspection program. Such inspection programs include regular testing of transformers located within substations. Management believes that full implementation of asset lifecycle management programs can reduce future demands for capital expenditures related to MPS's renewal and replacement needs. However, before reducing annual capital expenditures, baseline improvements are being undertaken. While future plans will attempt to reduce capital expenditures to a level approximately equal to its rate of depreciation, interim steps may include potential consolidation of facilities to help ensure increased system reliability and reduce long-term costs. Such expenditure levels do not include the possible construction of additional transmission plant as later described.

        As a result of uncertainty concerning merchant and non-merchant generation facilities within the Maritimes and northern Maine regions, MPS evaluates system security on an ongoing basis, particularly from an on-peak generation resource perspective. Through load-flow analysis and utilization of specific contingency or transmission outage scenarios, it has been determined that under a single contingency or outage condition and during peak load situations, a system-wide outage is possible if approximately 50 MW's of on-system generation are not operating. Additionally, under certain conditions, the analyses noted that a second contingency or transmission line outage could not be survived within a thirty-minute time frame when similar conditions existed after a single contingency. Although Maine Public Service Company does not have a bulk delivery transmission system as defined by the Northeastern Power Coordinating Council ("NPCC"), MPS is using NPCC's standards for planning criteria. It should be noted that potential contingencies that were studied focused on situations that could impact MPS's transmission and distribution systems, even though certain transmission assets are located in Canada and are owned by other companies or organizations. MPS has load reduction contingency plans to mitigate such conditions or events in the case that a major transmission outage or system outage occurred.

        In order to address system security and reliability needs, MPS filed a request with the MPUC requesting authorization to construct, subject to all required permitting, a new 138 kV transmission line that would interconnect with NB Power. This filing is more fully described in Item 3 below and is incorporated by reference herein. MPS believes that the construction of the proposed transmission line, an approximate $4 million regulated investment, would significantly improve system reliability and allow the MPS system to meet NPCC standards for single and dual transmission contingencies. MPS continues to evaluate projects and actions that could increase available and total transmission capacities.

Item 3.    Legal Proceedings

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate Filing

        On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the "2005 OATT") to modify its transmission rate formula. MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was increased by $288,670 on June 1, 2005, under the 2005 OATT. This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%. The primary reasons for the increase were the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system.

        As part of the settlement data request process, the Company identified adjustments to its FERC Form 1 filing for 2004, which flow through the Company's transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of $238,422 instead of the previously projected increase of $388,923. This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are next adjusted. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will continue to provide progress reports as required. Because the Company is currently in the midst of a settlement process, it cannot predict the exact dollar outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

        Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS's related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

Requests for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line and Various Transmission Service Reservations

        On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of Certificate of Public Convenience and Necessity ("CPCN") pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

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

        The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine Independent System Administrator ("NMISA") to reduce certain risks identified by MPS. The Company filed for reconsideration of the Order on November 8, 2005 based on the likelihood that Linekin Bay Energy Company, LLC may elect to utilize the CPCN filed in this Docket in order to construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system. The Commission approved the request for reconsideration and will revisit the issue on or before March 31, 2006. Additionally, on November 23, 2005, the Commission granted an MPS request for waiver of the specific requirements of the October 21, 2005 Order until the NMISA finalizes currently proposed market rule changes that are currently scheduled to be presented to the Commission on March 1, 2006. Through December 31, 2005, approximately $844,000 was spent on this transmission project. MPS expects to seek recovery of these costs in its transmission rates and is currently pursuing other recovery options. MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

        In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company ("BHE") will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect ("NRI"). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005 MPS proposed several changes to the Commitment Agreement, to include a reduction in the reservation quantity from 35 MW to 20 MW. Hearings on Phase II were conducted on December 6 and 7, 2005. A Commission Order is expected during March 2006. As noted above, MPS's obligations under the Commitment Agreement are dependent upon securing regulatory approval. MPS cannot predict the outcome of Phase II of this case at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the American Stock Exchange under the symbol "MAM". As of March 1, 2006, there were 753 holders of record of the Company's common stock.

        Dividend data and market price related to the common stock are tabulated as follows for 2005, 2004 and 2003:

			Dividends
	Market Price
			Paid Per Share	Declared Per Share
	High	Low
2005
First Quarter	$27.79	$24.87	$0.20	$0.25
Second Quarter	$27.25	$24.04	0.25	0.25
Third Quarter	$24.85	$19.70	0.25	0.25
Fourth Quarter	$19.55	$15.25	0.25	0.00

Total Dividends			$0.95	$0.75

2004
First Quarter	$34.75	$31.98	$0.38	$0.38
Second Quarter	$34.42	$30.20	0.38	0.38
Third Quarter	$31.75	$29.00	0.38	0.38
Fourth Quarter	$29.50	$25.40	0.38	0.20

Total Dividends			$1.52	$1.34

2003
First Quarter	$32.26	$24.99	$0.37	$0.37
Second Quarter	$32.95	$26.36	0.37	0.37
Third Quarter	$36.90	$31.60	0.37	0.37
Fourth Quarter	$35.95	$34.37	0.37	0.38

Total Dividends			$1.48	$1.49

        Dividends declared within the quarter are paid on the first day of the next quarter.

        To date, the Company's payment of dividends has been based on dividends from MPS, which are limited by restrictions imposed by the MPUC. MPS dividends to MAM are subject to a common dividend payout ratio (dividends per share divided by earnings per share), which cannot exceed 1.0 (i.e. 100%) on a two-year rolling average.

        The most recent and current financial and cash flow performance of the Company resulted in no shareholder dividend during the fourth quarter of 2005. Until such performance improves, the Company cannot warrant that it will continue to pay dividends on a quarter-on-quarter basis. The Company's Board of Directors has adopted a dividend policy which provides for a dividend based on 55% to 80% of the net income contribution from MPS, provided that the Company is projected to generate net earnings per share and requisite free cash flows from its regulated and unregulated operations.

        The Company has determined that the common stock dividends paid in 2005 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

  Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	21,000	$29.80	136,046
Equity compensation plan not approved by security holders	—	n/a	—

Total	21,000		136,046

        The Company maintains two equity compensation plans. The 2002 Stock Option Plan included 150,000 shares available for issuance. Of this total, 21,000 options have been issued for executive compensation. See Note 9, "Stock Compensation Plan," in Item 8. An additional 20,000 shares were originally available for issuance to the Company's Board of Directors pursuant to the Stock Plan for Outside Directors. There are 7,046 of these shares remaining available for future issuance.

  Sale of Unregistered Securities

        In February 2005, MAM issued 9,500 shares of preferred stock in conjunction with the acquisition of software now owned by MTI. The entity to which these securities were issued was HCI Systems Asset Management, LLC. No underwriter was used in this transaction. The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

        As mentioned previously, the Company established a stock repurchase program in January 2005 as part of the Dividend Policy announced when the January 3, 2005, dividend was declared. Execution of the share repurchase program will be based on market conditions and is subject to the MAM cash position and investment opportunities. There were no stock repurchases by the Company during 2005.

        In June 2004, the Company issued 54,332 shares of its common stock in connection with two acquisitions. On June 1, 2004, the Company, through its Canadian subsidiary, Maricor Ltd, now doing business as The Maricor Group, Canada Ltd, acquired all of the outstanding common shares of Morris & Richard Consulting Engineers Limited, a Canadian-based engineering firm. The persons who acquired the securities were the former principals of M&R. On June 17, 2004, the Company completed a second acquisition by its subsidiary Maine & Maritimes Energy Services Company, now doing business as The Maricor Group, of RES Engineering, Inc., now The Maricor Group New England, of Boston and Hudson, Massachusetts. The person acquiring the shares was the former principal of RES. No underwriter was used in either transaction. Refer to Note 14 to the Consolidated Financial Statements, "Acquisitions." The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

Item 6.    Selected Financial Data

        A five-year summary of selected financial data (2001-2005) is as follows:

Five-Year Summary of Selected Financial Data(1)
(In thousands of dollars except per share amounts)

	2005	2004	2003	2002	2001
Income Statement Data:
Revenues	$39,974	$37,138	$31,797	$31,401	$31,780
Net (Loss) Income From Continuing Operations	(224)	1,726	2,949	3,090	4,340
Income (Loss) From Discontinued Operations	4	(408)	(143)	3,453	897

Net (Loss) Income Available for Common Stock	$(220)	$1,318	$2,806	$6,543	$5,237

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.07	$1.87	$1.97	$2.76
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)	2.19	0.57

Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.13)	$0.82	$1.78	$4.16	$3.33

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.06	$1.86	$1.96	$2.76
Diluted (Loss) Earnings Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)	2.19	0.57

Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.13)	$0.81	$1.77	$4.15	$3.33

Dividends Paid per Common Share	$0.95	$1.52	$1.48	$1.42	$1.31

Balance Sheet Data:
Total Assets(2)(3)	$157,775	$150,806	$141,269	$141,986	$143,335

Capitalization:
Long-Term Debt Outstanding	$38,226	$39,380	$30,680	$33,765	$34,940
Less amount due within one year	2,612	2,225	1,450	3,085	1,175

Long-Term Debt	35,614	37,155	29,230	30,680	33,765
Common Shareholders' Equity(4)	47,786	48,157	46,988	47,029	42,731

Total Capitalization	$83,400	$85,312	$76,218	$77,709	$76,496

(1)
Data from periods ending prior to June 30, 2003, is from MPS.

(2)
For 2005, 2004, 2003 and 2002, total assets reflect the reclassification of accrued removal obligations as a liability from accumulated depreciation. For 2005, the estimated accrued removal obligation includes the PCB Mitigation Project as required under FIN 47.

  See Item 1a. "Risk Factors" and Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company's future financial condition or results of operations.

(3)
Total assets reflect assets from Discontinued Operations of $235 for 2005, $467 for 2004, $2,024 for 2003, $6,324 for 2002, and $5,632 for 2001.

(4)
Common Shareholders' Equity reflects equity from Discontinued Operations of $229 for 2005, $451 for 2004, $1,559 for 2003, $5,674 for 2002, and $3,206 for 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This Management's Discussion and Analysis contains certain forward-looking statements, as defined by the SEC, such as forecasts and projections of expected future performance or statements of Management's plans and objectives. These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

        Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic and demographic conditions within MPS's service area and unregulated markets; changes in tax rates; interest rates or rates of inflation; ability to raise capital; pace and success of merger and acquisition efforts; terrorism; changes in the construction industry; changes in Canadian currency rates; length of sales cycles; developments in state, provincial and national legislative and regulatory environments in the United States and Canada; ability to recruit individuals with necessary skill sets; increased competition by existing or new competitors in the Company's unregulated markets; changes in technology; new innovations; changes in NAFTA; increased environmental regulations and other regulatory or market-based conditions.

Annual Performance Summary

        Financial results were diminished for the year 2005 compared to 2004 and 2003 due to a myriad of cost factors. During the year MPS's performance was lower than historically expected with cost of service rising such that its return on its distribution rate base was inadequate. TMG did not achieve its targets as a result of a lack of adequate capitalization, costs associated with transitioning acquisitions from small privately held firms to publicly traded company standards, lagging business development, and the slowed pace of accretive acquisitions. MTI's performance was impacted by its lack of business development and need to upgrade its software solutions. Maricor Properties was in a start-up phase during 2005 as real estate assets were leased-up and/or acquired. While MAM's overall financial performance in 2005 was less than anticipated, it made meaningful progress in advancing its growth strategy that remains in its infancy. Management is taking steps to improve future performance and believes it must increase its speed and focus on growing its unregulated operations.

        Collectively, MAM's unregulated diversification and growth strategy remains in its infancy stages. It continues to experience cash flow challenges. Management is taking steps to bridge necessary cash flows until 2007 when MAM's cash flow situation should improve. Improved economic performance of existing unregulated subsidiary operations is important and steps are being taken to improve such performance. However, Management believes that adequate capitalization, increased pace of acquisitions, and enhanced business development are critical keys to MAM's unregulated organizations' collective financial performance, both in the near and long-terms.

        Management does recognize a number of short-term financial and operating challenges; however, we believe our long-term outlook is encouraging. To improve long-term shareholder value and earnings, Management believes that the Company must increase its pace of organic and inorganic unregulated growth, while forming capital in an equally timely manner supportive of such growth. As previously noted, Management does not believe a status quo or "stay as you are" strategic option exists to create long-term shareholder value for MAM. Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS's service area, Management does not believe reverting solely to its core regulated wires business can generate adequate long-term shareholder value. However, Management also believes that its regulated operation's performance must be continually enhanced. As a result of increasing costs of service, MPS filed in March 2006 a request for a distribution rate increase. The outcome of this docket will not be known, in all probability, until the third quarter of 2006. Although a request for an increase in distribution rates has been made, MPS cannot predict the outcome or the rate of increase that may be allowed. Further, given recent interest in MPS's service area by several wind generators, there are over 500 MW's of proposed wind generation planned for the utility's service area. Should these projects move forward, they hold potential for contract work associated with the construction of additional transmission and substation facilities, as well as the potential rebuilding of part or all of MPS's transmission system funded by the developers. While MPS cannot predict with certainty that these projects will be constructed, Management does believe they are potentially positive projects for its service area.

        Through more timely execution of MAM's inorganic unregulated growth strategy, including formation of growth capital, as well as improved organic growth, and MPS's proposed distribution rate increase, Management is focused on increasing earnings across all business lines. Should the Company not achieve a level of unregulated growth consistent with the need to create long-term shareholder value within a reasonable timeframe, Management and the Board of Directors will need to assess strategic alternatives to its current growth strategy. Resulting actions could involve the sale or partial sale of certain or all unregulated assets or other alternatives, recognizing the need to act prudently in protecting and enhancing long-term shareholder value. Further, if the Company does not receive an adequate distribution rate increase to cover its utility costs and allowing for a fair return on rate base, Management will need to assess its strategic options to preserve and grow shareholder value. However, Management does believe that the timely and efficient implementation of the Company's growth strategy, cost control within its utility operations, and implementation of prudent rate increase requests when warranted can result in achieving desired long-term shareholder value.

        Given MAM's need to reinvest in its future and expand its scale to improve its overall financial performance, particularly its unregulated operations, Management cannot warrant that it will continue to pay dividends at historic levels or on a continuing basis until its cash flows and earning performances improve. Further, Management believes that it must address the under capitalization issues facing the Company before considering a dividend for its common shareholders. However, it is the goal of Management to expeditiously enhance the performance of the Company and to continue as a yield and growth-at-a-reasonable price stock. Management believes its strategy is sound and that meaningful progress is being made in the firm's overall structural and economic transition.

Overview of Company Strategy

        MAM's overall strategy was developed in response to a number of converging macro-economic trends that Management believes will drive market opportunities both in the near and long-term. The year 2005 underscored the reality that turbulence within the energy industry, exacerbated by geo-political conflicts and growing third-world demand for energy, are predicted to have significant price, supply, and security impacts on businesses and organizations within North America. While an increasing emphasis is being placed on supply-side issues by North American governments, we see expanding governmental mandates and a renewed customer-driven need to improve energy efficiency and control energy-related costs. As energy-related issues remain at the forefront of public policy issues, and an increasing cost and reliability concern for businesses and organizations, MAM believes there will be an increasing demand for energy efficiency-related services and solutions, including an expanded market-place interest in "on-site" and alternative energy electric generation.

        While energy costs and reliability remain a concern, businesses and organizations are facing a significant financial challenge as they realize the economic threats created by escalating deferred maintenance liabilities. As businesses and organizations underfunded their capital renewal and asset maintenance programs year after year, many are now faced with staggering deferred maintenance liabilities. In many cases the deferred maintenance on facility and energy-related assets threatens the continued viability of such assets. Increasingly, MAM believes businesses and organizations are requiring more intensive capital expenditure planning, working to ensure that every capital dollar spent is the most optimal investment they can make. Further, to address burgeoning deferred maintenance liabilities, organizations are looking to advanced business processes that can help extend the functional and economic lifecycle of physical assets. MAM believes that by enhancing the energy efficiency and controlling organizations energy-related expenditures that an entity can "free-up" capital to address their deferred maintenance liabilities. Further, by designing and building new energy-related and energy efficient facilities-related infrastructure, operating costs can be reduced while built environment assets are renewed.

        While energy and deferred maintenance liabilities are of growing concern within the marketplace, Management believes there is an increasing North American awareness of climate change and the need to address emissions reductions. We believe that energy efficiency, alternative "on-site" generation, and sustainable asset management techniques are key to reducing emissions from the built environment. We continue to see growing business interests and government mandates to address climate change, particularly within the northeast United States and Canada. As more and more businesses and governments adopt a sustainable approach to their actions, we believe opportunities will evolve related to the market demand for sustainable asset management and energy-related solutions.

        As evidenced by the passage of the Sarbanes-Oxley Act and other regulatory actions, there are increasing interests in and growing mandates to improve the transparency of asset governance reporting. Businesses and organizations are being pressed to provide increasing details concerning the performance of owned assets, both from an economic and environmental perspective. Consequently, we also see an emergence of market interests in improved asset governance reporting, a critical part of MTI's sustainability-centric solutions that also address organization's energy, emissions reductions, and deferred maintenance needs.

        We believe the convergence of these issues will create a substantial marketplace demand, with current solutions and services being minimal. Addressing these issues and advancing businesses' and organizations' achievement of a stakeholder-centric "triple bottom line" requires the integration of physical, intellectual, and technology-based assets that when combined result in dynamic solutions to growing challenges regarding the aging infrastructure, climate change, energy pricing and security, and our ability to support the changing needs of society. Through the amalgamation of diverse, but relevant skills and technologies in the building sciences, engineering, information technology, and energy consulting fields, MAM is positioning itself to be a leading professional services, product and asset-based solutions company.

        MAM's unregulated operations are increasingly focused on sustainable solutions, progressively building professional services competencies to provide products, services, and solutions, such as, but not limited to (a) sustainable university and college campus planning with a strong focus on on-campus energy infrastructure, (b) energy efficiency evaluations and solutions focused on the governments, hospitals, universities, schools, institutional and office commercial markets, (c) sustainable asset management ranging from facility infrastructure condition assessments to capital planning to facility renewal, (d) on-site energy asset development including co-generation, alternative fuel and distributed generation solutions, (e) energy supply management, (f) sustainable real estate development and renewal, including public and private partnerships such as the construction and ownership of university dormitories, (g) sustainable and transparent asset governance and reporting, and (h) LEED™ engineering design services.

        MAM's execution strategy involves a combination of organic and inorganic strategies. However, key to amassing the requisite talent and core competencies is a proposed aggressive acquisitions program. Simply hiring one individual talent at a time will not enable the necessary ramping-up of the business to achieve the required scale and desired level of profitability. Recognizing that there are limited acquisition opportunities across North America, MAM's efficiency in identifying potential targets, undertaking due diligence, forming capital and closing transactions in a timely manner is critical. Given that few, if any, potential acquisition candidates exist today that provide the array of proposed integrated sustainable services, products, and assets, MAM recognizes its need to acquire companies that bring discreet portions of the value proposition and amalgamate integrated services offerings across acquired companies through the organic development of a high level business development and transaction structuring organization. Such a high level, organically grown business development staff will require experienced individuals with a high degree of relative domain knowledge, as well as experience in structuring financial transactions, often referred to as financial engineers. Through these senior staff members, solutions to clients' needs are crafted using multiple discreet offerings or capabilities, integrated into a seamless solution. Each individual offering will continue to be sold on a "one-off" basis, such as selling engineering design services. However, the more complex and higher value integrated offerings will be sold and managed by a higher level business development organization currently being organized and staffed.

        While Management believes MAM's strategy is well-aligned with existing and projected macro-economic trends, it believes its success will depend on the Company's ability to expeditiously (a) recruit, train and execute a high level business development organization, (b) to identify, undertake due diligence, acquire and integrate multiple companies providing required core competencies and (c) to form adequate working and growth capital to support the Company's organic and inorganic growth strategies. Management further believes, given its holding company structure, that the Company's unregulated operations must achieve increased scale, allowing for necessary critical mass to support corporate-related costs and ensure meaningful contribution to earnings per share.

        MAM's strategy includes the continuing operation of its regulated utility, Maine Public Service Company. However, given the projected decline in its regulatory rate base, Management believes earnings may decline somewhat and then become more stable. MPS will continue to be challenged by cost pressures and, while a long-term meaningful contributor to earnings per share, Management does not believe it can create growing long-term shareholder value unless unregulated operations are grown in a more expeditious manner.

2005 Operating Results for the Consolidated Entity

Net Income and Earnings per Share

	2005	2004	2003
	(Dollars in Thousands Except per Share Amounts)
Income (Loss) from Continuing Operations
Regulated Electric Utility	$2,264	$3,042	$3,131
Unregulated Engineering Services	(689)	(488)	11
Unregulated Real Estate Holdings	(115)	(22)	—
Unregulated Software Technology	(318)	—	—
Other*	(1,366)	(806)	(193)

Income (Loss) from Continuing Operations	(224)	1,726	2,949
Income (Loss) from Discontinued Operations	4	(408)	(143)

Net (Loss) Income	$(220)	$1,318	$2,806

Basic Earnings (Loss) Per Share	$(0.13)	$0.82	$1.78

*
The "Other" line includes activities of the holding company, including corporate costs directly associated with unregulated operations, common costs not allocated to the regulated utility and inter-company eliminations.

        Net income above is allocated based upon the segment allocation as presented in Item 8, Note 4 of the Notes to Consolidated Financial Statements, "Segment Information."

        In 2005, Maine & Maritimes continued implementation of its growth and diversification strategy by acquiring real estate, forming a real estate joint venture, and actively seeking further mergers and acquisitions. In addition, Maricor Technologies, an early stage information and software products development venture, was formed in the first quarter of 2005 to serve the sustainable lifecycle management and facilities and infrastructure governance target markets.

        Total revenues increased $2.84 million or 7.6% compared with 2004. Earnings results during 2005 reflect the challenges and evolution of our growth strategy which began in late 2003 and is still in its formative years. During 2005, the Company sustained a consolidated net loss of $220,000 compared with a net profit of $1.32 million in 2004. In 2005, MAM's utility operations contributed $2.26 million in net income, which was offset by TMG's losses of $689,000, MTI's start-up losses of $318,000, Maricor Properties start-up losses of $115,000, and $1.36 million in other corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations. Greater detail is provided for each segment later in this section.

        There are a number of factors influencing the downward change in earnings from the prior year. Most notably are the following categories and approximate pre-tax expense impact:

  •
  A continuing reduction in MPS's allowed rate of return on its stranded costs of approximately $522,000,

  •
  Higher costs of compliance and governance mostly due to Sarbanes-Oxley of $658,000,

  •
  Costs to retain key employees in all business segments of $95,000,

  •
  Increase in workers compensation insurance expenses at MPS of $205,000,

  •
  Increased amortization costs of software at MTI of $298,000,

  •
  One time write-off of external costs associated with a terminated acquisition of $123,000,

  •
  Increased transportation expenses at MPS of $244,000, due to increases in fuel costs, repair and labor costs,

  •
  Increased expenses related to software research and development for MTI of $102,000, and

  •
  Increased rental expenses of $18,000.

        Other categories of cost increases include, but are not limited to, continued integration costs, increased investments in business development, added software maintenance costs, additional interest expense, and sales administration costs on new products and services for our unregulated businesses.

        Consolidated net income in 2004 decreased by $1.49 million from 2003. As described more fully below, the decrease in income is the result of losses from the Company's discontinued EA operations, losses associated with start up operations and integration of The Maricor Group acquisitions, and increased general and administrative costs associated with Sarbanes-Oxley compliance costs, implementation of the Company's Oracle-based financial system and increased regulatory compliance costs.

  Consolidated Interest Expense

        Interest Expense is accrued on the Company's long-term debt and short-term credit arrangements in accordance with debt agreements and was $3.0 million, $2.4 million, and $1.6 million for the years ending December 31, 2005, 2004, and 2003, respectively. Increases in interest expense were a result of increased debt for acquisitions, as well as increased borrowings to fund operations resulting from the deferring of MPS's stranded cost recovery and continued investments in unregulated subsidiaries start-up related operating costs in excess of their revenues. Interest expense has also been impacted by increases in interest rates on variable rate borrowings.

  Income Tax Expense/Benefit

        Income tax expense for MPS was $1.5 million, $1.2 million and $1.4 million in 2005, 2004 and 2003, respectively. The income tax benefit for the unregulated subsidiary was $1.7 million, $797,000 and $98,000 in 2005, 2004 and 2003, respectively.

  Taxes Other Than Income

        Taxes other than income, which are mostly property taxes for MPS and payroll taxes for all companies, were $1.8 million in 2005, $1.7 million in 2004, and $1.5 million in 2003.

  Consolidated Capital & Construction Program

        Expenditures on capital improvements, additions, replacements and equipment for the years ended December 31, 2005, 2004, and 2003, along with estimated expenditures for 2006 are as follows:

	2006	2005	2004	2003
	(Unaudited Estimates)
Maine Public Service	$3,394	$4,822	$6,276	$4,609
The Maricor Group	—	238	258	46
Maricor Properties Ltd	686	409	1,974	—
Maricor Technologies, Inc.	490	446	—	—
Other Subsidiaries	—	—	3	221

Total	$4,570	$5,915	$8,511	$4,876

Financial Condition & Management Challenges

        Maine & Maritimes has made significant progress in implementing its overall growth strategy. However, it continues to be faced with challenges post-deregulation and generation divestiture associated with transitioning from a vertically integrated regulated electric utility to a diversified portfolio of both regulated and unregulated businesses. Our short-term challenges include (a) cash flow limitations anticipated during 2006, but significantly improving beginning in 2007 as a result of recovery of deferred stranded cost collections, (b) lagging earnings, (c) the lack of speed of implementation of MAM's overall growth strategy, (d) the need to improve market traction of unregulated operations' business development efforts and expand into higher value product and service lines, (e) the ability to raise adequate capital without significant dilution to shareholders, and (f) increasing and continuing costs from being a micro-cap publicly traded company associated with acquisition integration costs (those costs associated with transitioning the acquisition of smaller private companies to publicly traded company standards), compliance and regulatory reporting. These issues individually and collectively reflect the reality that MAM's current scale of unregulated operations cannot adequately carry the burden of corporate allocations and direct costs. These relatively fixed corporate costs include, but are not necessarily limited to governance, holding company administration, risk management, regulatory compliance and reporting costs. While the scale of unregulated operations does not fully support its allocation of corporate costs, their contribution to these relatively fixed costs limit the cost burden on regulated operations.

        The most recent and current financial and cash flow performances of the Company resulted in no shareholder dividend during the fourth quarter of 2005. Until such performance improves, the Company cannot warrant that it will resume paying dividends on a quarter-on-quarter basis. In the near-term, the Company may be required to reinvest in the Company and in investments that have the potential for increasing long-term shareholder value. Such a transition may be viewed as a delayed response to the financial and business model impact of deregulation and resulting generation divestiture.

        Management believes it is essential that we continue to expand our unregulated revenue opportunities through both organic and inorganic growth to provide the scale necessary to cover corporate costs and generate positive cash flows and earnings to help ensure long-term shareholder value. Although MAM has a long history within its regulated market, changes associated with deregulation and its new unregulated operations outside our utility's traditional regulated service area reflect in many ways the characteristics of a start-up to early stage growth company, requiring establishment of brand recognition and creditability in the marketplace. In order to succeed in our growth strategy, Management believes that MAM must increase its focus on and leveraging of growth capital, while increasing the pace of acquisitions. Management does not believe a status quo "stay as you are" or return to our utility core strategy is economically viable in the long-run.

        Management believes that the passage of the 2005 US Energy Policy Act and resulting changes to the Public Utilities Holding Company Act ("PUCHA") may have a significant impact on the regulated electric utility or network utility industries. Specifically, we anticipate a potentially robust electric utility or network utility consolidation market during the foreseeable future. Such consolidation may result in the electric utility wires industry becoming a decreasing per unit cost industry with continued unbundling of products and services analogous to the evolution of the telecommunications industry. Management believes that through consolidation and the increasing of scale of operations, large utilities may achieve a number of leverageable synergies that result in decreased per unit costs, such as billing, metering, customer service, information technology, regulatory, governance and administrative. While Management cannot be assured of this potential trend, most recent activity appears to reflect this trend. Consequently, monitoring the impact and implications of the repeal of PUCHA will be an important aspect of determining MAM's long-term strategy.

        During 2006, MAM will experience working capital challenges. This challenge is directly attributable to primarily two factors. These include, but are not necessarily limited to, the historical decision to defer full recovery of MPS's stranded costs associated with its Wheelabrator-Sherman non-utility generator contract until the 2007 through 2012 timeframe and the lagging pace of revenues and earnings of unregulated operations through both organic and inorganic activities. While 2006 presents a cash flow challenge related to the deferring and levelizing stranded cost recovery, free cash flows are projected to improve significantly from 2007 through 2012. This is due to the expiration of the Wheelabrator-Sherman contract in December 2006 and the collection of associated deferred stranded cost revenues during the next approximate six years. Management and the Board are taking actions to address our short-term operational cash flow short fall during 2006, such as leveraging equity positions associated with unregulated real estate assets, improving overall performance of all business segments, controlling capital expenditures, and instituting more rigid cost controls. It is likely that the Company and its subsidiaries may require increased short-term borrowings to bridge the deferral of the stranded costs cash collections and until increased market traction and scale of unregulated operations can be attained.

        As noted, Management believes the scale of unregulated operations must be increased to address the burden of corporate-related costs. During 2005, MAM continued its acquisition efforts, acquiring certain software assets through Maricor Technologies, Inc., and purchasing Cornwallis Court Developments Ltd, the owner of a 60,000 square foot fully leased office facility in Halifax, Nova Scotia. However, significant time and effort during the year were spent evaluating a potential acquisition, Steven Winter Associates, Inc., a leading building sciences and energy efficiency professional services firm. Based on a number of factors, the decision was made not to acquire the firm. Consequently, anticipated revenues and earnings did not evolve from the proposed acquisition. MAM, particularly as it relates to the continued growth of TMG and TMGC, must intensify its efforts to target, evaluate, and acquire leading and accretive firms within the sustainable building sciences, energy efficiency, asset development and management, and professional consulting engineering space. However, Management cannot predict with certainty its ability to identify and successfully acquire such firms on a timely basis.

        Related to MAM's ability to acquire accretive firms on a timely basis is its ability to raise capital to fund such acquisitions. Management believes the financing of future actions will involve differing forms of debt and equity, including, but not necessarily limited to, private placement of common stock, preferred stock issuance, convertible debt, conventional debt and venture capital. The actual cost of capital of such strategies depends on the exact structure and transaction, as well as the actual share price at the time of a transaction. In addition, depending on the structure and transaction, as well as the success of an acquisition or financing, share dilution may occur. In contrast, Management also believes that shareholder value can be created through the targeted and timely acquisition of key companies within TMG's competitive space that add value to the firm's value proposition.

        In addition to acquisitions, MAM and more particularly TMG and MTI, must increase their market traction through improved business development efforts and increased sales of higher value products and services. TMG and TMGC have historically utilized a "seller-doer" professional services model. Given the "start-up" costs of a full-time professional business development and transaction structuring staff, adequate funding and staffing have not been available to date to enhance organic sales growth. TMGC has started the process of staffing a professional business development staff with the required domain knowledge to structure higher value customer-centric solutions. However, given cash flow and earnings challenges, organic growth tends to be more challenging in the near-term than acquisitions. Nonetheless, Management is pursuing a strategy to increase TMG's focus on expanding professional business development.

        Prior to late 2005, MTI's marketing was done through a channel market agreement with its sister company, TMG. In order to enhance market traction and improve sales, MTI has employed its own full-time sales staff and is pursuing a broader range of channel marketing partners. While MTI is challenged financially to adequately staff its business development and transaction structuring staff, progress is being made. Nonetheless, improving market penetration is a key challenge and opportunity for MTI.

        Management has and continues to evaluate means to control corporate-related costs to decrease holding company cost allocations to its subsidiaries. While actions have been put in place to control and/or limit costs, most are deemed essential costs, particularly due to MAM's publicly traded status. Costs associated with corporate services tend to have a minimum threshold of cost that can service increasingly larger subsidiary operations without requiring a correlated increase in corporate-related costs. Consequently, Management does not believe significant reductions in corporate-related costs can be achieved and that increasing the scale of unregulated operations is the most viable means to offset such costs.

        While Management believes cash flows will improve beginning in 2007 and is encouraged by the progress of unregulated operations, it also recognizes that a successful regulatory ruling concerning MPS's distribution rate case is important. MPS continues to monitor its costs, however, there is a minimum scale of operations required to ensure reliable customer service and effective asset management. Given the low customer density and highly forested characteristics of MPS's service area, the utility faces the need to manage and maintain a disproportionate number of miles of line per customer served, recognizing the rural nature of its service area. Further, natural increases in costs associated with insurances, workers compensation, increasing diesel fuel costs, increasing costs of direct material inputs and inflation, to name a few, are outpacing the rate of increases in MPS's allowed rates. Given the limited year-on-year load growth of MPS's service area, natural increases in costs continue to outpace growth.

        Management does recognize a number of short-term financial and operating challenges. However, we believe our long-term outlook is encouraging. To improve long-term shareholder value and earnings, Management believes that the Company must increase its pace of organic and inorganic growth, while forming capital in an equally timely manner supportive of such growth. As previously noted, Management does not believe a status quo or "stay as you are" strategy will create long-term shareholder value for MAM. Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS's service area, Management does not believe reverting to its core regulated wires business can generate adequate long-term shareholder value. Through more timely execution of MAM's inorganic growth strategy, including formation of growth capital, as well as improved organic growth, Management is focused on increasing earnings across all business lines. Should the Company not achieve a level of unregulated growth consistent with the need to create long-term shareholder value within a reasonable timeframe, Management and the Board of Directors will need to assess strategic alternatives to its current growth strategy. Resulting actions could involve the sale or partial sale of certain or all unregulated assets or other alternatives, recognizing the need to act prudently in protecting and enhancing long-term shareholder value. Management does believe that the timely and efficient implementation of the Company's growth strategy can result in long-term shareholder value.

Detailed Analysis of Changes in Financial Condition by Operating Segment

  Unregulated Engineering Services

        The building sciences, energy efficiency, asset management and development, and engineering services segment's growth strategy expands MAM's business and revenue models to a professional services model allowing for revenue generation through a combination of pricing options including, but not necessarily limited to fee-for-service hourly rates, flat fees, percentage-of-construction projects, shared savings, and performance contracting. Through the delivery of customer-centric technical consulting, engineering design and sustainable solutions regarding the asset management, development, renewal, and expansion of facilities and on-site energy utilities infrastructure serving such facilities, we ultimately seek to purchase, design, construct, own, lease and/or operate on-site energy infrastructure and facilities. Revenues from such potential asset-based projects range from fee-for-service design fees to long-term leases to long-term contracts for output. This operating segment includes The Maricor Group parent company and its subsidiaries, The Maricor Group New England and The Maricor Group, Canada Ltd. Its primary geographic markets are New England and Atlantic Canada with an expanding focus across the country of Canada. Its vertical market focus includes local, state, provincial and national governments, schools, universities, hospitals, institutional and non-retail commercial.

        Unregulated engineering services operations began in November 2003 with the creation of The Maricor Group and The Maricor Group, Canada Ltd followed by the acquisition of Eastcan Consultants, Inc. in Moncton, New Brunswick, Canada in December of that year. Morris & Richard Consulting Engineers, Ltd., located in Halifax, Nova Scotia, Canada and RES Engineering, Inc. located in Hudson and Boston, Massachusetts were acquired on June 1, 2004, and June 15, 2004, respectively.

	2005	2004	2003
Net (Loss) Income—Unregulated Engineering Services (in thousands)	(689)	(488)	11
(Loss) Earnings Per Share from Unregulated Engineering Services	$(0.42)	$(0.30)	$0.01

        The results by division are as follows:

	2005	2004	2003
The Maricor Group Parent Company	$(386)	$(423)	$—
The Maricor Group New England	(243)	55	—
The Maricor Group, Canada Ltd.	(60)	(120)	11

Net (Loss) Income—Unregulated Engineering Services	$(689)	$(488)	$11

        TMG's (the parent company) loss of approximately $386,000, or ($0.24) per share in 2005, compares to a loss of $423,000 or ($0.26) per share in 2004. The 2005 loss consisted of $117,000 of interest expense, $45,000 of corporate D&O and medical insurance, $144,000 of legal and consulting costs, and other smaller expenses. The 2004 loss was largely attributable to sales, marketing and integration costs during the start-up and acquisition periods for this segment.

        The Maricor Group New England division lost $243,000 or ($0.15) per share in 2005, and had net income of $55,000 or $0.03 per share in 2004. This division was acquired in June 2004. The 2004 results represent only six months of activity, compared to twelve months in 2005. TMGNE's loss was attributable to, but not necessarily limited to, costs associated with consolidating operations from Hudson to Boston, Massachusetts, employee transitioning costs associated with the geographic consolidation and purchase of RES, and lagging market traction due to insufficient business development efforts.

        The Maricor Group, Canada Ltd division lost $60,000, or ($0.04) per share in 2005 and $120,000 or ($0.07) per share in 2004. The 2004 loss at TMGC was also largely attributable to sales, marketing and integration costs during the start-up and acquisition periods. The 2004 results for TMGC include only six months of activity for the M&R division, which was acquired in June 2004, and a full year of activity for the Eastcan division, which was acquired in December 2003.

        Management has and is undertaking steps to address the lagging performance of TMG and its subsidiaries. Business operations related to TMGNE's Hudson office have ceased, as operations are consolidated in its expanded Boston office, reflecting the reality that most of the subsidiary's market and customer base is in the Greater Boston area. While overall staffing experienced some downsizing due to the consolidation of the two offices, additional hires have been and are being made, seeking to upgrade skills sets in the process. In addition, as MAM migrates toward greater decentralization, subsidiaries are encouraged to be more independent and entrepreneurial, operating under enterprise-wide policies, in an attempt to minimize corporate allocations and unnecessary bureaucracy. Such decentralization is designed to promote decision-making closer to the customer and actual profit and loss center. Further, as mentioned, there is an increased focus on sales, expanding from the "seller-doer" model only to a full-time professional business development staff capable of selling and structuring higher value offerings in the sustainable lifecycle asset management and energy efficiency areas, while implementing continuing cost controls. However, the long-term profitability of TMG and its subsidiaries is clearly dependent upon achieving increased revenues resulting from increased investments in marketing and sales personnel and processes, diversifying sales away from a predominance of design engineering services and the "seller-doer" model to high level business development, structuring staff capable of selling higher margin products and services, and increasing the overall scale of the unregulated subsidiaries through timely strategic acquisitions.

  Unregulated Engineering Services—Operating Revenue

        TMG and its subsidiaries' revenues for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

	2005	2004	2003
The Maricor Group New England	$2,064	$1,282	$—
The Maricor Group, Canada Ltd	3,227	2,130	57

Total Unregulated Engineering Operating Revenue	$5,291	$3,412	$57

        Total revenue is up 55% from 2004 to 2005, primarily due to the acquisitions of M&R and RES in June 2004. These subsidiaries contributed $2.19 million more revenue in 2005 than 2004. Revenue at the Moncton division, which operated for a full year in both 2004 and 2005, was $1.33 million in 2005, compared to $1.11 million in 2004, up 20% year-over-year.

        The principal types of projects producing revenue for the three companies were the original acquisitions' primary historical business line, mechanical and electrical engineering design and design/build projects on a fee-for-service basis with an increasing emphasis on energy efficiency, particularly within Canada. Increasingly, TMG is focusing on sustainable facility lifecycle asset management, energy efficiency and emissions reductions offerings, as well as development of end-user energy assets, such as central utility plants, all typically higher value and higher margin offerings.

  Unregulated Engineering Services Operating Expenses

	2005	2004	2003
	(In thousands of dollars)
Unregulated Operation & Maintenance	$5,928	$3,963	$40
Depreciation	21	7	—
Amortization	126	30	—
Taxes Other than Income	73	52	—
Income Taxes	(510)	(254)	6

Total Operating Expenses	$5,638	$3,798	$46

        The Operation and Maintenance expenses above consist primarily of $5.15 million of direct labor expenses, direct contract costs, marketing, sales, and business development expenses, labor, overheads, and consulting services for developing business relationships and re-branding this business segment as The Maricor Group of companies. The remaining expenses of approximately $778,000 consist of legal, consulting, insurance, travel, occupancy, office supplies and other administrative and general expenses. These costs increased $1.97 million or 49% over 2004. The majority of this increase, approximately $1.79 million, was from including the full year of activity for TMGNE and TMGC in 2005, compared to only the partial year in 2004 from the time of acquisition of M&R and RES through December 31.

  Unregulated Real Estate Subsidiary Results

        The following section details the operations of the unregulated real estate operating segment, including Maricor Properties Ltd and its subsidiaries, Mecel Properties Ltd, and Cornwallis Court Developments Ltd.

        Unregulated real estate operations began in June 2004 with the formation of Maricor Properties and the acquisition of Mecel Holdings from the original owners of Morris & Richard Consulting Engineers, which was purchased by TMG. Mecel Holdings, later eliminated and changed to Mecel Properties, Ltd, owns an approximate 10,000 square foot facility leased to TMGC's Halifax, Nova Scotia division. These lease revenues are eliminated in consolidation. In August 2004, Maricor Properties purchased an approximate 40,000 square foot office building located at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick. The vacant facility was in need of revitalization, which was undertaken using the expertise of TMGC to upgrade the facilities mechanical and electrical systems, with additional architectural, aesthetic and landscaping improvements. The facility was partially leased (approximately 40%) during 2005 to a third party tenant and TMGC's Moncton division. Lease revenues from TMGC's Moncton division are also eliminated in consolidation. In late 2005, Management was successful in leasing-up the facility with leases with third parties being signed during early 2006 and tenant improvements under construction in early 2006 as well. The leasing of the facility will have a positive impact on Maricor Properties in 2006.

        In October 2005, Maricor Properties acquired Cornwallis Court Developments Ltd, the owner of an approximate 60,000 square foot office facility fully leased near the Citadel in downtown Halifax, Nova Scotia. The facility is predominately leased to the Nova Scotia provincial government and the Canadian federal government under long-term leases. In addition, during the year Maricor Properties entered into a new 50/50 joint venture, Maricor Ashford Ltd, with Ashford Investments Ltd, an Atlantic Canadian real estate development, investment and management company. The joint venture was created to expand both organizations' investment goals, as well as to implement a more aggressive development program and expand third party facilities management activities. In approximately one and a half years, Maricor Properties, with little capital investment by its parent company, has amassed real estate with appraised values of over $10.2 million CDN, as compared to an approximate purchase price of $9.1 million CDN, including approximately $1.5 million in renovations and tenant up-lifts in the Vaughan Harvey Building. Maricor Properties current properties are nearly completely leased, not including several thousand square feet reserved for the expansion of TMGC in Moncton.

	2005	2004
Net Loss—Unregulated Real Estate (in thousands)	(115)	(22)
Loss Per Share from Unregulated Real Estate	$(0.07)	$(0.01)

        Maricor Properties' net loss in 2005 was $93,000 more than the net loss for 2004. It should be noted that 2004 represented approximately half a year of performance due to its creation mid-year 2004. Of this loss in 2005, $80,000 was attributable to depreciation expense on the buildings. As noted, throughout 2005, Maricor Properties primarily leased space to the TMGC division of The Maricor Group, with only one third-party tenant. However, beginning with the acquisition of Cornwallis Court Developments Ltd, and the signing of additional leases in 2006 at the Vaughan Harvey Boulevard building, Maricor Properties has expanded its third-party tenant base, cash flows and expected earnings. Maricor Properties does expect additional expenses in 2006 associated with Maricor Ashford Ltd and its planning and implementation of potential real estate development projects proposed within Atlantic

Canada. In addition, Maricor Ashford Ltd continues to evaluate and consider additional investments in existing real properties within Atlantic Canada.

        Prior to the creation of Maricor Ashford Ltd, facility management was performed under contract by Ashford Properties, a subsidiary of Ashford Investments. Subsequent to the development of the joint venture, Maricor Ashford has assumed responsibility for Maricor Properties' and its subsidiaries' real estate and currently utilizes a services agreement that effectively seconds members of Ashford Properties' facility management staff until an adequate critical mass of owned and third party property management contracts can be secured to justify the expansion of its facility management staff.

  Unregulated Software Technology Results

        Maricor Technologies, Inc., was created in February 2005, followed by the acquisition of certain lifecycle asset management and capital budget planning software assets from Delinea Strategic Asset Management. MTI incurred a loss of $318,000 during 2005. Of this amount, $298,000 is attributable to the amortization of software costs, partly offset by an income tax benefit of approximately $119,000. Throughout 2005, the focus of MTI was on expansion of its asset management and capital planning software solutions supporting its existing customers, while increasing its market competitiveness. Additional 2005 focus was directed toward customer retention post-acquisition of the iPlan™ and Building Blocks™ software solutions. MTI was highly successful in 2005 in retaining its existing customer base and has begun its marketing and sales expansion targeting new customers and expanded channel marketing partners.

        Recognizing increasing market demand for facilities-related software solutions that support sustainability and energy management, MTI entered into technology agreements with the Battelle Memorial Institute and GridLogix to support a streamlined energy capital planning process for facilities and demand-side management programs. These new products are projected for release during the first half of 2006.

  Regulated Utility Operations

        The following discussion includes the operations of MPS and Me&NB:

	2005	2004	2003
Net Income—Regulated Electric Utility (in thousands)	$2,264	$3,042	$3,131
Earnings Per Share from Regulated Electric Utilities	$1.38	$1.89	$1.99

        MPS's core T&D earnings were $2.26 million for 2005, compared to $3.04 million and $3.13 million in 2004 and 2003, respectively. As explained more fully below, the operating expenses of the utility increased approximately $1.47 million in 2005, compared to 2004. Operation & maintenance expense increased $287,000, or 2%, while amortization of stranded costs increased $522,000. These decreases in net income were partly offset by an increase in regulated utility revenue of $580,000, or approximately 2%, and the expiration of a special discount for which MPS did not have recovery from ratepayers, which reduced 2004 non-operating income by $153,000.

  Regulated Utility Operating Revenue

        Consolidated revenues and Megawatt Hours ("MWH") for the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars):

	2005		2004		2003
	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$14,220	180,108	$13,830	176,407	$13,264	175,435
Large Commercial	5,227	170,906	5,059	171,263	4,791	165,467
Medium Commercial	5,521	106,525	5,488	107,607	5,292	106,073
Small Commercial	6,890	92,960	6,651	90,032	6,400	89,882
Other Retail	829	3,394	823	3,376	788	3,357

Total Regulated Retail	32,687	553,893	31,851	548,685	30,535	540,214

Other Regulated Operating Revenue	1,627		1,883		1,213

Total Regulated Revenue	$34,314		$33,734		$31,748

        Revenue in all regulated retail customer classes increased in 2005, compared to 2004. Sales to residential customers in 2005 increased $390,000 or 2.8% over 2004. This increase was driven primarily by the 3,701 MWH or 2.1% increase in volume, partly due to an increase in the number of customers, and partly due to an increase in the volume of usage by customers.

        While large commercial customer sales volume decreased slightly over 2004, revenue increased from $5.06 million in 2004 to $5.23 million in 2005, an increase of $168,000 or 3.3%. The largest increase was $183,000 from one large customer which was in business for all of 2005, but only three months of 2004.

        The volume of sales to medium service customers decreased approximately 1%, or 1,082 MWH, due to a 1% decrease in the number of customers. Revenue dollars increased slightly, up $33,000. Small commercial sales had the largest increase in volume, up 2,928 MWH or 3.3% in 2005, compared to 2004. The increase in volume is primarily among the local potato growers and their higher costs for storage of the 2004 crops in 2005. This additional volume resulted in an increase in revenue of $239,000 or 3.6%.

        Other operating revenue decreased by $256,000 from 2004 to 2005. The largest decreases were in miscellaneous and other electric revenues, associated with contracted utility work.

        For 2004, the regulated retail sales volume was 548,685 MWH, an increase of 1.6% over 2003 sales of 540,214 MWH. Sales to residential customers in 2004 were consistent with sales in 2003, increasing by 972 MWH or 0.6%. The increase in revenue from residential customers was primarily attributable to the November 1, 2003 rate increase. The volume of sales to large commercial customers increased 5,796 MWH or 3.5% from 2003 to 2004. Several of the Company's large commercial customers have undergone renovations or expanded production during 2004, leading to the increase in volume.

        Sales to medium commercial customers increased 1.4% or 1,534 MWH from 2003 to 2004. There was a 2.3% increase in the number of medium service customers, year over year. Small commercial customer sales volume of 90,032 MWH in 2004 was consistent with the sales of 89,882 MWH in 2003.

        Other regulated retail revenue increased slightly from 3,357 MWH in 2003 to 3,376 MWH in 2004.

        Other operating revenue increased $670,000 from 2003 to 2004. The largest increase was transmission revenue, which is up approximately $290,000 due to increases in the FERC transmission rates. Special discounts also increased $234,000.

        For more information on regulatory orders including the most recent rate increases, see Part I, Item 3, "Legal Proceedings."

  Regulated Utility Expenses

        For the years ended December 31, 2005, 2004 and 2003, regulated operation and maintenance expenses and stranded costs are as follows (in thousands of dollars):

	2005	2004	2003
Regulated Operation and Maintenance
Transmission and Distribution	$3,985	$3,142	$3,114
Customer Service	1,004	1,346	1,452
Administrative and General	9,363	9,577	8,242

Total Regulated Operation and Maintenance	$14,352	$14,065	$12,808

Stranded Costs
Wheelabrator-Sherman	$7,045	$7,025	$7,260
Maine Yankee	3,215	3,274	2,661
Seabrook	1,538	1,538	1,538
Amortization of Wheelabrator-Sherman Restructuring Payment	1,451	1,451	1,451
Deferred Fuel	(2,996)	(3,557)	(3,558)
Amortization of Gain from Asset Sale	—	—	(443)
Special Discounts	280	280	280

Total Stranded Costs	$10,533	$10,011	$9,189

        Transmission and distribution expenses increased by $843,000 or 26.8% in 2005 compared to 2004. The largest increase in 2005 was transportation expenses allocated to transmission & distribution activities, which increased approximately $469,000 over 2004. This was a result of both an increase in the cost pool of $244,000, which includes fuel costs, repair costs and labor costs for employees working in the garage, and an increase in the rates at which the dollars are applied. Also, in past years under the PCB mitigation program, the transformers were removed from the field and brought on-site for testing. In 2005, MPS changed their testing program to now do sampling in the field, and only remove the transformer if it is contaminated, a more efficient process that costs less overall, but shifted additional dollars to expense, rather than capital costs. This has increased the expense portion of this program by approximately $95,000. Other significant costs during 2005 include additional labor overheads of $44,000, and an increase of $57,000 in external tree-trimming costs. The remaining change is due to other, smaller changes year-over-year.

        Transmission and distribution expenses were $3.14 million in 2004, an increase of $28,000 or 0.9% from $3.11 million in 2003. Transmission expenses decreased approximately $8,000 during this period, offset by an increase in distribution expenses of $36,000.

        Customer service expenses have decreased $342,000 or 25.4% from 2004. Historically, MPS has reserved for under- and over-collections on SOS accounts receivable, assuming the risk for these receivables. However, MPS has the right to increase or decrease the withholding rate in the next SOS contract to collect the historical under-withholding, as well as the current estimate of uncollectible amounts. Therefore, MPS does not have risk for these receivables, and has removed the reserve from this balance. This resulted in a $310,000 decrease in bad debt expense.

        Customer service expenses decreased $106,000, from $1.45 million in 2003 to $1.35 million in 2004. The largest decrease was in meter reading expenses, which were reduced by $70,000 in 2004, because automatic meter reading was in place for one-third of our customers for a portion of 2003 and during 2004.

        Administrative and general expenses were down slightly from $9.58 million in 2004 to $9.36 million in 2005. Legal expenses for regulatory issues decreased $132,000 year-over-year, primarily due to reduced legal costs associated with the transmission rate filings. The net health insurance cost to the company also decreased by $103,000 from 2004 to 2005. Finally, general advertising expenses decreased from $185,000 in 2004 to $80,000 in 2005. These decreases were partly offset by an increase in administrative and general salaries of approximately $177,000. The remaining change in administrative and general costs is due to other smaller changes in activity from 2004 to 2005.

        Administrative and general expenses in 2004 were $9.58 million, an increase of $1.34 million from 2003. Costs allocated to MPS by MAM for services such as Sarbanes-Oxley compliance, legal and audit services and corporate governance totaled $2.28 million in 2004, compared to $876,000 for the last six months of 2003. As a result of an MPUC order in its rate case in the third quarter of 2003, MPS was allowed to recognize a regulatory asset and reduce operating expenses by $402,000 for certain voluntary early retirement costs expensed in the fourth quarter of 2002. Amortization of these costs in 2004 totaled $57,000. Other employee benefits, excluding the impact of the voluntary early retirement plan ("VERP"), increased approximately $315,000, primarily due to increases in employee medical expenses and pension expenses. Hosting fees for the Company's Oracle-based financial system increased expenses by $338,000 for 2004, compared to 2003. The Company has also expanded its regional economic development program, incurring an additional $97,000 of costs during 2004. Legal expenses incurred directly by MPS increased $136,000 from 2003 to 2004. Total expenditures for legal services by MPS decreased during that same period; however, more of the 2003 costs were related to regulatory proceedings, including the alternative rate plan, and therefore were deferred, than in 2004.

        The increases in stranded costs from 2003 to 2004 and 2004 to 2005 reflect the increase in revenue requirements approved in MPUC Docket No. 2003-666. The rates per this docket were implemented March 1, 2004.

        The stranded costs for Wheelabrator-Sherman as well as $3.0 million and $3.1 million of the stranded costs for Maine Yankee for 2005 and 2004, respectively, represent actual cash expenses during the year. Other costs represent actual amortization or recognition of regulatory assets and regulatory liabilities.

  Unregulated Energy Marketing—Energy Atlantic Discontinued Operations

        On March 1, 2004, EA suspended all active operations and was classified as a discontinued operation in accordance with FASB No. 144, as discussed in more detail below. EA participated in the wholesale power market from 1999 until March 1, 2000, when it began selling energy in the retail electricity market within the State of Maine. The retail market consists of two sectors, Standard Offer Service ("SOS") and Competitive Energy Supply ("CES"). The MPUC periodically requests bids from CES providers for SOS in each utility service territory.

        In connection with its February 21, 2003, announced withdrawal from the retail electricity markets in northern Maine, EA ceased all of its energy marketing activities in MPS's service territory, as well as the balance of the State, effective March 1, 2004, with the intent to stay inactive until market conditions, the availability of supply, the mandate for stringent credit requirements and the risk environment improved. EA continued to serve its existing contracts in Maine through their expiration on February 27, 2004. CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

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

        The Company recognized income (loss) from discontinued operations of $4,000, $(408,000), and $(143,000) for the years ended December 31, 2005, 2004 and 2003, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 net income from discontinued operations represents the continued activity to finalize the shutdown of EA's operations. This activity is expected to be complete in April 2006. The 2004 net loss represents additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000.

        The following table summarizes the statement of operations for EA and the corporate services provided to EA for each of the past three years:

	Year Ended December 31,
	2005	2004	2003
Revenue	$—	$572	$6,064
Expenses	—	(1,164)	(6,343)
Other Deductions, Income and Interest	2	(86)	26

Pretax Income (Loss) from Discontinued Operations	2	(678)	(253)
Income Taxes	2	270	110

Income (Loss) from Discontinued Operations	$4	$(408)	$(143)

Loss per Share from Discontinued Operations (Basic and Diluted)	$—	$(0.25)	$(0.09)

        The major classes of assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets as of December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars):

	2005	2004	2003
Assets
Cash and Cash Equivalents	$—	$183	$1,161
Income Tax Benefit (Intercompany)	235	263	68
Accounts Receivable	—	—	711
Other Assets	—	21	84

Total Assets	$235	$467	$2,024

Liabilities
Accounts Payable	$6	$67	$263
Other Liabilities	—	—	488

Total Liabilities	$6	$67	$751

Critical Accounting Policies

        In preparing the financial statements in accordance with generally accepted accounting principles, Management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. The Company's most critical accounting policies include regulatory assets and liabilities, revenue recognition, goodwill and intangible assets and software amortization, and which are described in detail below.

  Regulatory Assets and Liabilities

        Pursuant to Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation", the Company capitalizes, as regulatory assets, incurred and accrued costs that are probably recoverable in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

        Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt retirements is amortized over the lives of the related debt issues. Nuclear plant obligations, deferred fuel costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with MPS's current rate plans. MPS earns a return on substantially all regulatory assets for which funds have been spent.

        The Company believes that MPS's electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2005, $62.37 million of regulatory assets remained on MPS's books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

  Revenue Recognition

        MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

        In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2005 and 2004, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS has deferred $495,000 and $248,000 as of December 31, 2005 and 2004, respectively. Recovery of this special discount has not yet begun.

        Maricor Technologies, Inc. is engaged as a seller and licensor of software. Generally, revenue will be recognized in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended, and Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

        EA's sales for the years presented were CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA's activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities", which was amended by EITF Issue 02-03, "Accounting for Contracts Involved in Energy

Trading and Risk Management Activities." Refer to Note 3 to the Consolidated Financial Statements, "Discontinued Operations—Energy Atlantic" for further discussion.

  Percentage-of-Completion Accounting for TMG Contracts

        Revenues and profits from The Maricor Group's engineering contracts are recognized on a percentage-of-completion basis for the period. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs. Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

        In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group's contracts were $132,000 and $109,000 at December 31, 2005 and 2004, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group's contracts was $816,000 and $399,000 at December 31, 2005 and 2004, respectively.

  Goodwill and Acquired Intangibles

        The Company's business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management's judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company's estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

        MAM selected November 30 as the date for their annual impairment test. Management has concluded that no impairment exists as of the test date of November 30, 2005, or at December 31, 2005.

  Amortizable Intangible Assets

        The Company has identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets are identified as the expected profit from the backlog of projects in progress as of the date of acquisition and from the value derived from the client lists from these service firms. These assets are amortized over their estimated useful lives, which are approximately one year for the backlog and three years for the client lists.

  Pension and Other Post-Retirement Benefit Plans

        MPS has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employer's Accounting for Pensions," and Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employer's Accounting for Post-retirement Benefits Other Than Pensions," the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company's non-cash pension income or expense or the Company's post-retirement benefit costs. For additional information on the Company's benefit plans, see Note 10 to the Consolidated Financial Statements, "Benefit Programs," which is incorporated in this section by this reference.

  Capitalized Software Costs

        Maricor Technologies allocated $1.56 million to software costs related to the acquisition of their lifecycle asset management software in February 2005. Since that point, Maricor Technologies has capitalized an additional $101,000 of software development costs for software held for sale, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The estimated useful life is determined by product, and ranges from three to five years. Management has made a determination that no impairment exists at December 31, 2005.

        Maricor Technologies expensed approximately $113,000 of research and development costs during 2005.

  Income Taxes

        Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2005, and 2004, management evaluated the deferred tax asset valuation and determined that no valuation allowance was needed.

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

Off-Balance Sheet Arrangements

        Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 ("FAS 13"),

"Accounting for Leases" and noted in Note 12 to these financial statements, the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 12 to Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters," under "Off-Balance Sheet Arrangements" for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2005 and 2004.

        Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46(R)"), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements. Maricor Properties' investment in the joint venture totaled $46,000 at December 31, 2005. Also, Maricor Properties recognized $52,000 or 50% of the loss of Maricor Ashford as equity earnings in 2005.

  Table of Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2005 (in thousands of dollars):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$38,226	$2,612	$5,403	$4,531	$25,680
Operating Lease Obligations*	940	249	435	256	—
Financial System Hosting Contract	4,600	575	1,150	1,150	1,725
Employment Agreements	440	195	230	15	—

Total	$44,206	$3,631	$7,218	$5,952	$27,405

*
MPS has one lease for a right-of-way with an undefined term. Because the amount of the liability cannot be determined, this lease has been excluded from the "More than 5 years" column. This lease payment is approximately $30,000 per year.

  Maricor Properties Leases

        Maricor Properties leases office space to the Moncton and Halifax operating divisions of The Maricor Group, Canada Ltd. Maricor Properties also has leases for office space to outside third parties. All of these leases are operating leases and any intercompany profit from rental revenue has been eliminated in consolidation. The minimum lease revenue expected from the third party lease arrangements does not include utilities and maintenance expenses that will be paid by the third parties.

5-Year Minimum Lease Payments for External Party Leases

2006	$474,000
2007	$467,000
2008	$467,000
2009	$440,000
2010	$377,000

Liquidity and Capital Resources

        The Company's cash and cash equivalents decreased from $1.19 million at December 31, 2004, to $781,000 at December 31, 2005. Net Cash Flow Provided by Operating Activity decreased by approximately $2.27 million, largely the result of decreased net income in unregulated operations, increased accounts receivable, decreased accounts payable, and increased benefit obligations.

        The Company's "Statements of Consolidated Cash Flows," of the Company's Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company's liquidity and sources of operating capital. Cash flow provided by operating activities in 2005 was $2.49 million, while net loss for the year was $220,000. The change in deferred regulatory and debt issuance costs was $4.08 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $1.67 million. Net cash flow provided by financing activities totaled $4.62 million. During 2005, the Company had debt retirements of $6.46 million, including re-financings at MAM and TMG, as well as MPS bond repayments, and other note repayments, $2.2 million in long-term debt for refinancing acquisition debt, as well as MPS's refinancing of its short-term borrowings (see Notes 6 and 8 to the Consolidated Financial Statements). In 2005, the Company also paid $1.23 million in dividends and increased short-term borrowings by $10.11 million. In 2005, $7.53 million of net cash flow was used for investing activities. The Company invested $5.92 million in fixed assets, and $1.96 million in the acquisition of Cornwallis Court Developments Ltd. During 2005, $350,000 was received for the partial redemption of Maine Yankee common stock.

        Cash flow provided by operating activities in 2004 was $4.76 million, while net income for the year was $1.32 million. The change in deferred regulatory and debt issuance costs of $4.42 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $808,000, were both less than 2003. Net cash flow provided by financing activities totaled $4.53 million. During 2004, the Company borrowed $10.2 million in long-term debt to fund $4.2 million for two engineering companies and a real estate acquisition, as well as MPS's refinancing of its short-term borrowings. In 2004, the Company paid $1.83 million in dividends, used $1.5 million for sinking fund payments to retire long-term debt and reduced short-term borrowings by $2.34 million. In 2004, $12.44 million of net cash flow was used for investing activities. The Company invested $8.51 million in Fixed Assets; $6.28 million at MPS, $258,000 at TMG and $1.97 million at Maricor Properties Ltd, principally its purchase of the Vaughan Harvey Property in Moncton, New Brunswick, Canada. In addition, the Company invested $3.5 million in TMG, principally its purchase of Morris & Richard Consulting Engineers, Ltd. and RES Engineering, Inc. Finally, $601,000 was deposited in a restricted investment, primarily related to the above acquisitions. During 2004, $200,000 was received for the partial redemption of Maine Yankee common stock.

        As part of the refinancing of short-term borrowing during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions within the debt agreements.

        Due to negative cash flows from stranded cost deferrals for MPS and cash requirements for TMG, Maricor Properties and MTI, Management is working to ensure the Company has adequate credit facilities for 2006 to cover sinking fund payments, construction activities and other financial and working capital obligations.

        The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

        The Company's common stock was used to finance the acquisition of The Maricor Group's subsidiaries. In the event that the price of MAM common stock is below a specified price when the current shareholders wish to sell it, The Maricor Group has agreed to pay the difference. There were 41,151 shares outstanding pursuant to this kind of agreement as of December 31, 2005. At a market price of $15.49 per share on that date, the total exposure was approximately $814,000.

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

  •
  The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS's common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (the initial two year period was April 1, 2001 through March 31, 2003.) The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2005, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

  •
  Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required. The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

  •
  MAM's total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed fifty million dollars (US$50,000,000) and such amount will exclude retained earnings from EA, provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

  •
  Without prior MPUC approval, MAM will not sell, pledge or otherwise transfer any common stock of MPS.

  •
  To protect and maintain the financial integrity of the regulated utility, MPS and MAM agreed to maintain the common equity ratio of MPS at a level of not less than forty eight percent (48%) of the total capital at all times, provided that the MPUC may establish, for good cause shown, a lower ratio in connection with its authorization of a future debt issuance proposed by MPS. Total capital is defined as the sum of the following components: common equity, preferred equity, long-term debt, current maturities long-term debt, long-term capital leases, current maturities long-term capital leases, and short-term debt.

Reorganization Into Holding Company

        On October 4, 2002, MPS's Board of Directors authorized MPS to reorganize into a holding company structure. As a result, on June 30, 2003, MPS became a wholly-owned subsidiary of MAM, the new holding company, following shareholder and several regulatory bodies. Me&NB remained a subsidiary of MPS, and will remain so until all obligations have terminated, at which time it is proposed the subsidiary may be dissolved. The ownership of EA was also transferred to the holding company, MAM. To achieve this corporate structure, stock in MPS was exchanged for stock in the new holding company through a "reverse triangular merger." MPS undertook the reorganization in order to maintain its focus on its core regulated business, while at the same time positioning MAM for more diversified growth.

        Following the July 1, 2003, completion of the reorganization, shares of MPS common stock were converted on the books (with no exchange of certificates) into the same number of shares of common stock of MAM. The MAM common stock shares are currently traded on the AMEX under the ticker symbol "MAM."

Maine Yankee

        MPS owns 5% of the common stock of Maine Yankee Atomic Power Company ("MY"), which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

        Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2005, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $10.8 million, which reflects MPS's 5% share of Maine Yankee's most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

        In accordance with its 1999 FERC rate case settlement, on October 20, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation ("ISFSI"). In the filing, MY also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, MY proposed to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. On September 16, 2004, the FERC approved the new rates pursuant to a settlement reached by the active parties which reflected substantially similar terms to those proposed by MY in its October 2003 filing. MPS's share of this increase, approximately $189,000, will be recovered as stranded costs.

        Federal legislation enacted in 1987 directed the Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. Maine Yankee cannot predict when or whether the Yucca Mountain project or any other project that would provide interim storage will be completed.

        As an interim measure, until the DOE meets its contractual obligation to dispose of its spent fuel, MY constructed an ISFSI, utilizing dry-cask storage, on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. MY's current cost estimate is based on an assumption of long-term on-site storage. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Regulatory Proceedings

        For regulatory proceedings, see Part I, Item 3, "Legal Proceedings," which is incorporated in this section by this reference.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk—

        The following represents Maine & Maritimes Corporation's more significant risks. While every effort is made to describe the character of the organization's risks, it cannot warrant that this list is all inclusive. The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

  (a)
  The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of December 31, 2005, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $5.01 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures. See Item 8 of this Form 10-K, Note 7 to the Consolidated Financial Statements, "Accumulated Other Comprehensive Income (Loss)," which is hereby incorporated by this reference, for a discussion on the impact on MPS's financial statements and further description of the interest rate swaps.

    As discussed in previous Form 8-K, 10-K and 10-Q quarterly filings, MPS had partially mitigated its risk by purchasing a 6% interest rate cap on its two tax-exempt bonds, the 1996 Series and the 2000 Series, issued on MPS's behalf by the Maine Public Utility Financing Bank. The interest rate cap on the 1996 and 2000 Series expired in November 2003. MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS's Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine ("FAME"). Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, "Long-Term Debt," and is hereby incorporated by this reference.

  (b)
  The Company's unregulated real estate development and investment subsidiary, Maricor Properties Ltd, and its subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

  (c)
  Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

  (d)
  The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. There are currently 41,151 shares outstanding pursuant to this kind of agreement. At a market price of $15.49 per share at December 31, 2005, the total exposure is approximately $814,000. A $1.00 change in the market price would impact this exposure by approximately $41,000.

    Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 15, 2008, subject to some other conditions. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM's common stock.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maine & Maritimes Corporation:

        We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2005 and 2004, listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2005 and 2004.

Vitale, Caturano & Co., Ltd.
Boston, MA
March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
Maine & Maritimes Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on Page 102 present fairly, in all material respects, the results of the operations of Maine & Maritimes Corporation and its subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on Page 105, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, MA
February 23, 2004

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations

(In thousands of dollars, except share information)

	Year Ended December 31,
	2005	2004	2003
Operating Revenues
Regulated	$34,299	$33,733	$31,739
Unregulated	5,383	3,399	58
Rental Income	292	6	—

Total Operating Revenues	39,974	37,138	31,797

Operating Expenses
Regulated Operation & Maintenance	14,352	14,065	12,808
Unregulated Operation & Maintenance	8,798	5,243	892
Depreciation	2,957	2,648	2,647
Amortization of Stranded Costs	10,533	10,011	9,189
Amortization of Intangibles	491	224	206
Taxes Other Than Income	1,801	1,655	1,460
Provision for Income Taxes—Regulated	1,505	1,234	1,364
Benefit of Income Taxes—Unregulated	(1,700)	(797)	(98)

Total Operating Expenses	38,737	34,283	28,468

Operating Income	1,237	2,855	3,329

Other Income (Deductions)
Equity in Income of Associated Companies	129	204	272
Interest and Dividend Income	24	2	(19)
Allowance for Equity Funds Used During Construction	23	42	46
Provision for Income Taxes	(2)	(7)	(43)
Other—Net	(114)	(314)	(339)

Total	60	(73)	(83)

Income Before Interest Charges	1,297	2,782	3,246

Interest Charges
Long-Term Debt and Notes Payable	2,956	2,360	1,633
Less Stranded Costs Carrying Charge	(1,427)	(1,289)	(1,323)
Less Allowance for Borrowed Funds Used During Construction	(8)	(15)	(13)

Total	1,521	1,056	297

Net (Loss) Income from Continuing Operations	(224)	1,726	2,949

Discontinued Operations
Income (Loss) from Discontinued Operations	2	(678)	(253)
Income Tax Benefit	2	270	110

Income (Loss) from Discontinued Operations, Net of Tax	4	(408)	(143)
Net (Loss) Income Available for Common Stockholders	$(220)	$1,318	$2,806

Average Shares Outstanding—Basic	1,636,322	1,612,696	1,575,066
Average Shares Outstanding—Diluted	1,636,322	1,625,821	1,582,941
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.07	$1.87
Basic Loss Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)

Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.13)	$0.82	$1.78

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.06	$1.86
Diluted Loss Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)

Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.13)	$0.81	$1.77

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(In thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
Cash Flow From Operating Activities
Net (Loss) Income	$(220)	$1,318	$2,806
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Depreciation	2,958	2,642	2,655
Amortization of Intangibles	450	256	206
Amortization of Seabrook Costs	1,538	1,538	1,538
Amortization of Deferred Gain from Asset Sale	—	—	(443)
Bad Debt Expense	(90)	466	297
Deferred Income Taxes—Net	1,666	808	3,206
Deferred Investment Tax Credits and Excess Deferred Income Taxes	(25)	(28)	(30)
Loss on Disposal of Fixed Assets	—	69	—
Allowance for Funds Used During Construction	(31)	(57)	(59)
Income on Tax-Exempt Bonds-Restricted Funds	—	—	(8)
Change in Deferred Regulatory and Debt Issuance Costs	(4,083)	(4,420)	(6,829)
Amortization of W/S Upfront Payment	1,451	1,451	1,451
Change in Benefit Obligations	303	1,158	464
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(570)	(221)	(574)
Other Current Assets	(63)	(559)	(190)
Accounts Payable	(506)	440	(145)
Other Current Liabilities	(341)	(59)	(242)
Other—Net	52	(39)	(234)

Net Cash Flow Provided By Operating Activities	$2,489	$4,763	$3,869

Cash Flow From Financing Activities
Dividend Payments	(1,227)	(1,834)	(2,931)
Retirements of Long-Term Debt	(6,458)	(1,500)	(3,085)
Additions of Long-Term-Debt	2,200	10,200	—
Short-Term Borrowings (Repayments), Net	10,109	(2,339)	3,349

Net Cash Flow Provided By (Used For) Financing Activities	$4,624	$4,527	$(2,667)

Cash Flow From Investing Activities
Drawdown of Tax-Exempt Bond Proceeds	—	—	2,064
Stock Redemption from Associated Company	350	200	525
Acquisitions, Net of Cash Acquired	(1,956)	(3,529)	(527)
Change in Restricted Investments	(4)	(601)	—
Investment in Fixed Assets	(5,915)	(8,511)	(4,876)

Net Cash Flow Used For Investing Activities	$(7,525)	$(12,441)	$(2,814)

Decrease in Cash and Cash Equivalents	(412)	(3,151)	(1,612)
Cash and Cash Equivalents at Beginning of Period	1,193	4,344	5,956

Cash and Cash Equivalents at End of Period	$781	$1,193	$4,344

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,884	$2,064	$1,253
Income Taxes	$4	$303	$785
Non-Cash Investing Activities:
Value of Common Stock Issued for Acquisition	$—	$1,677	$194
Value of Preferred Stock Issued for Acquisition	$950	$—	$—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands of dollars)

	December 31,
	2005	2004
ASSETS
Plant
Electric Plant in Service	$98,998	$96,309
Non-Utility Plant	10,217	3,500
Less Accumulated Depreciation	(40,845)	(39,713)

Net Plant in Service	68,370	60,096
Construction Work-in-Progress	1,883	1,021

Total	70,253	61,117
Investment in Associated Companies	1,994	2,383

Net Plant and Investments in Associated Companies	72,247	63,500

Current Assets:
Cash and Cash Equivalents	781	1,193
Accounts Receivable (less allowance for uncollectible accounts of $372 in 2005 and $690 in 2004)	7,963	7,746
Unbilled Revenue	1,071	1,044
Inventory	600	604
Income Tax Refund Receivable	973	863
Prepayments	479	469
Unbilled Contract Revenue	816	399

Total	12,683	12,318

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	10,795	14,148
Recoverable Seabrook Costs	11,669	12,778
Regulatory Assets—Deferred Income Taxes	5,794	6,659
Regulatory Assets—Post-Retirement Medical Benefits	115	243
Deferred Fuel and Purchased Energy Costs	29,906	25,544
Regulatory Asset—Power Purchase Agreement Restructuring	1,451	2,902
Unamortized Premium on Early Retirement of Debt	1,308	1,290
Deferred Regulatory Costs	1,334	1,306

Total	62,372	64,870

Other Assets
Intangible Assets (net of accumulated amortization of $284 in 2005 and $60 in 2004)	103	78
Goodwill	6,374	5,753
Unamortized Debt Issuance Costs	424	609
Restricted Investment (at cost, which approximates market)	2,453	2,980
Miscellaneous	1,119	698

Total	10,473	10,118

Total Assets	$157,775	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2005	2004
Capitalization (see accompanying statements):
Shareholders' Equity	$47,786	$48,157
Long-Term Debt	35,614	37,155

Total	83,400	85,312

Current Liabilities:
Long-Term Debt Due Within One Year	2,612	2,225
Notes Payable to Banks	14,098	3,989
Accounts Payable	4,465	4,978
Accounts Payable—Associated Companies	250	258
Accrued Employee Benefits	1,433	1,355
Dividends Payable	—	327
Customer Deposits	36	26
Interest Accrued	146	75
Deferred Contract Revenue	132	109

Total	23,172	13,342

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,683	4,213
Carrying Value of Interest Rate Hedge	1,387	1,471
Uncollected Maine Yankee Decommissioning Costs	10,795	14,148
Other Regulatory Liabilities	458	318
Deferred Income Taxes	27,333	26,845
Accrued Postretirement Benefits and Pension Costs	4,655	4,480
Investment Tax Credits	106	131
Miscellaneous	786	546

Total	51,203	52,152

Commitments, Contingencies, and Regulatory Matters (Note 12)
Total Capitalization and Liabilities	$157,775	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Shareholders' Equity
(In thousands of dollars, except share information)

	Number of Shares
	Common		Preferred	Common		Preferred
										Accumulated Other Comprehensive Income (Loss)
	Issued and Outstanding	Treasury	Issued and Outstanding	Par Value* Issued ($7/Share)	Paid-In Capital	Par Value* Issued ($0.01/Share)	Paid-In Capital	Retained Earnings	Treasury Stock		Total
Balance, December 31, 2002	1,867,250	(293,135)	—	$13,071	$51	$—	$—	$40,503	$(6,596)	$—	$47,029

Formation of MAM June 30, 2003	(292,668)	292,668		(2,049)	(53)			(4,484)	6,586		—
Stock Issued	5,930	467		42	167				10		219
Net Income								2,806			2,806
Other Comprehensive Loss:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $4										(5)	(5)
Interest Rate Hedge, Net of Tax Benefit of $473										(712)	(712)

Total Other Comprehensive Loss											(717)

Total Comprehensive Income											2,089
Dividend ($1.49 per share)								(2,349)			(2,349)

Balance, December 31, 2003	1,580,512	—	—	11,064	165	—	—	36,476	—	(717)	46,988

New Stock Issued	55,142			386	1,319						1,705
Net Income								1,318			1,318
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Provision of $319										478	478
Interest Rate Hedge, Net of Tax Benefit of $114										(172)	(172)

Total Other Comprehensive Income											306

Total Comprehensive Income											1,624
Dividend ($1.34 per share)								(2,160)			(2,160)

Balance, December 31, 2004	1,635,654	—	—	11,450	1,484	—	—	35,634	—	(411)	48,157

New Stock Issued	1,125		9,500	8	25	—	950				983
Stock Contingency from Acquisitions (see Note 14)					(122)						(122)
Net Loss								(220)			(220)
Other Comprehensive Income:
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $98										153	153
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $4										11	11
Interest Rate Hedge, Net of Tax Provision of $33										51	51

Total Other Comprehensive Income											215

Total Comprehensive Loss											(5)
Dividend ($0.75 per share)								(1,227)			(1,227)

Balance, December 31, 2005	1,636,779	—	9,500	$11,458	$1,387	$—	$950	$34,187	$—	$(196)	$47,786

*
MAM had five million shares of $7 per share common stock authorized as of December 31, 2005, and 2004. At December 31, 2005, 2004 and 2003, MAM had 500,000 shares of $.01 per share preferred stock authorized.

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

	2005	2004
	(In thousands of dollars)
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue
Bonds:
Refunding Series 1996: Due 2021—Variable Interest Payable Monthly (3.65% as of December 31, 2005)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Payable Monthly (3.65% as of December 31, 2005)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Payable Monthly (4.35% as of December 31, 2005)	5,005	6,630
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Payable Monthly (5.79% as of December 31, 2005)	5,350	5,950
The Maricor Group
Banknorth N.A.:
$2,200,000, 10 Year Term Loan Due September 1, 2014—Variable Interest Rate, Payable Monthly, Interest Only Through September 1, 2007 (4.28% as of December 31, 2004)	—	2,200
Katahdin Trust Company:
$2,200,000, 5 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly, Interest Only Through November 29, 2007 (7.17% as of December 31, 2005)	2,200	—
Maricor Properties
The Standard Life Assurance Company:
$4,400,000 CDN, 7 Year Mortgage on J. Angus MacDonald Building, Principal and Interest Payable Monthly at an Interest Rate of 6.44% Per Annum	3,071	—
Maine & Maritimes
Katahdin Trust Company:
$2,000,000, 2 Year Term Loan Due September 12, 2006, Variable Interest Rate Payable Monthly, Interest Only Through September 12, 2006, (4.83% as of December 31, 2004)	—	2,000

Total Outstanding	38,226	39,380
Less—Amount Due Within One Year	2,612	2,225

Total	$35,614	$37,155

        Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

Long-Term Debt:
2006	$2,612
2007	2,897
2008	2,506
2009	1,415
2010	3,116
Thereafter	25,680

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the "Company" or "MAM") and the following wholly-owned subsidiaries and affiliates:

  1.
  The Maricor Group ("TMG", formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary The Maricor Group New England ("TMGNE", formerly known as RES Engineering, Inc.) and TMG's wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd ("TMGC," formerly Maricor Ltd);

  2.
  Maricor Properties Ltd ("Maricor Properties"), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd ("Cornwallis") and Mecel Properties Ltd ("Mecel"), as well as a 50% owner of Maricor Ashford Ltd;

  3.
  Maricor Technologies, Inc. ("MTI"), a U.S. wholly-owned subsidiary;

  4.
  Maine Public Service Company ("MPS") and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd ("Me&NB"); and

  5.
  Energy Atlantic, LLC ("EA"), a wholly-owned inactive subsidiary.

        MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries, including MPS, TMG, and Maricor Properties Ltd own all the common stock of their secondary subsidiaries. MAM is listed on the American Stock Exchange ("AMEX") under the symbol MAM.

        Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS's service territory have been purchasing energy from suppliers other than MPS. This energy comes from Competitive Electricity Suppliers ("CES") or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service ("SOS") provider. SOS providers are determined through a bid process conducted by the Maine Public Utilities Commission ("MPUC"). MPS provides the transportation through its transmission and distribution wires infrastructure. Its service area covers approximately 3,600 square miles, with a population of 72,000. The utility is regulated by the Federal Energy Regulatory Commission ("FERC") and the Maine Public Utilities Commission ("MPUC"). MPS is headquartered in Presque Isle, Maine.

        The Maricor Group and The Maricor Group, Canada Ltd were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc. (now The Maricor Group New England), a Massachusetts corporation providing mechanical and electrical engineering services located in Boston, Massachusetts. In separate transactions, The Maricor Group, Canada Ltd acquired Eastcan Consultants, Inc. ("Eastcan"), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. ("M&R"), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies are mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Except for TMGNE, the subsidiaries and affiliates of each acquired company were amalgamated into a single entity, The Maricor Group, Canada Ltd (formerly Maricor, Ltd) which is a wholly-owned subsidiary of The Maricor Group.

        Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business of the Morris & Richard division of The Maricor Group, Canada Ltd. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the "Vaughan Harvey Property") from Sun Life Assurance Company of Canada ("Sun Life"). Maricor Properties Ltd has undertaken significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations were provided by The Maricor Group, Canada Ltd. The Maricor Group, Canada Ltd's Moncton office, relocated to the facility during the fourth quarter of 2004.

        On August 12, 2005, Maricor Properties Ltd entered into an agreement with Ashford Investments, Inc. to form a joint venture named Maricor Ashford Ltd. Maricor Ashford Ltd will become the development and redevelopment arm of Maricor Properties, also with plans to migrate to the offering of facility management services, leveraging the current capabilities of Ashford Investments, Inc., Maricor Technologies, and The Maricor Group, Canada Ltd.

        On October 7, 2005 Maricor Properties Ltd acquired Cornwallis Court Developments Ltd, the owner of the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada, a 60,000 square foot office facility constructed in or about 1992 and currently leased primarily to various Canadian governmental agencies.

        On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc., a wholly-owned, software technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that complements MAM's U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is expanding its technology platform to address capital performance management and asset governance software needs. MTI is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

        All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

Labor Agreements

        Approximately 37% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers ("IBEW") and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. The key provisions of this contract include wage increases of 4.0% for the first year and 3.25% for each year thereafter, increases in contributions to health insurance premiums, deductibles, medical and prescription co-payments to be paid by the employees, and ineligibility for pension and post-retirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. MPS also reserved the right to resume negotiations on other potential changes to these plans during the contract period. To compensate new employees covered under the collective bargaining agreement for their ineligibility for the pension plan, they receive a 4.0% match under the Company's 401(k) plan.

Regulations

        MPS is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") and the Federal Energy Regulatory Commission ("FERC"). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Fuel and Purchased Energy Costs

        Certain Wheelabrator-Sherman ("WS") fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS's rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized, accordingly. Beginning March 1, 2002, and until the WS contract terminates in December 2006, the excess of the cost over the sales price of WS fuel is being deferred. The resulting deferred asset is expected to be collected in future rates as approved by the MPUC. With the expiration of their stranded cost rates on December 31, 2006, MPS will be before the MPUC for a stranded cost rate case during 2006.

Regulatory Assets and Liabilities

        Pursuant to Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation", the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

        Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt retirements is amortized over the lives of the related debt issues. Nuclear plant obligations, deferred fuel costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with MPS's current rate plans. MPS earns a return on substantially all regulatory assets for which funds have been spent.

        The Company believes that MPS's electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2005, $62.37 million of regulatory assets remained on MPS's books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

        MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

        In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2005 and 2004, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS has deferred $495,000 and $248,000 as of December 31, 2005 and 2004, respectively. Recovery of this special discount has not yet begun.

        Maricor Technologies, Inc. is engaged as a seller and licensor of software. Revenue will be recognized in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended, and Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

        EA's sales for the years presented were CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA's activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities", which was amended by EITF Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Refer to Note 3 to the Consolidated Financial Statements, "Discontinued Operations—Energy Atlantic" for further discussion.

Percentage-of-Completion Accounting for TMG Contracts

        Revenues and profits from The Maricor Group's engineering contracts are recognized on a percentage-of-completion basis for the period. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs. Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

        In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group's contracts were $132,000 and $109,000 at December 31, 2005 and 2004, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group's contracts was $816,000 and $399,000 at December 31, 2005 and 2004, respectively.

Goodwill and Acquired Intangibles

        The Company's business acquisitions result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management's judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company's estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

        MAM selected November 30 as the date for their annual impairment test. Management has concluded that no impairment exists as of November 30, 2005.

Amortizable Intangible Assets

        The Company has identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets are identified as the expected profit from the backlog of projects in progress as of the date of acquisition and from the value derived from the client lists from these service firms. These assets are amortized over their estimated useful lives, which are approximately one year for the backlog and three years for the client lists.

Pension and Other Post-Retirement Benefit Plans

        The Company has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions," and Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions," the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company's non-cash pension income or expense or the Company's post-retirement benefit costs. For additional information on the Company's benefit plans, see Note 10 to the Consolidated Financial Statements, "Benefit Programs," which is incorporated in this section by this reference.

Capitalized Software Costs

        Maricor Technologies capitalized $1.56 million of software costs with the acquisition of their lifecycle asset management software in February 2005. Since that point, Maricor Technologies has capitalized an additional $101,000 of software development costs for software held for sale, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The estimated useful life is determined by product, and ranges from three to five years. Management has made a determination that no impairment exists as December 31, 2005.

        Maricor Technologies expensed approximately $113,000 of research and development costs during 2005.

Asset Retirement Obligations

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company's adoption of SFAS 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. There was no effect on net income. SFAS 143 provides that if the requirements of SFAS 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. As of December 31, 2005, 2004, and 2003, accrued removal obligations totaling approximately $4.4 million, $4.2 million and $4.0 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term "conditional asset retirement obligation", used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", as referring to "legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity." Based on this interpretation, during 2005 MPS recognized an associated asset retirement obligation of $1.30 million with the Poly Chlorinated Bi-Phenol Transformer phase-out program, by reducing accumulated depreciation and increasing the accrued removal obligation. This adjustment did not impact net income.

Financial Instruments

        MPS has certain financial instruments, interest rate caps and swaps, on three variable-rate long-term debt issues that qualify as derivatives. Interest rate caps involve the exchange of cash for a cap on the interest rate MPS can be charged. Interest rate swaps involve the exchange of cash and the exchange of a variable-rate payment for a fixed-rate payment. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, 138 and 149, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. See Note 7, "Accumulated Other Comprehensive Income (Loss)" for additional disclosure regarding the treatment of these interest rate instruments.

Foreign Exchange

        MAM accounts for the operations of its Canadian subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation". Income statement activity is translated at the average rate for the period. The balance sheet is translated at the exchange rate as of the end of the period. During 2005 and 2004, this impact increased other comprehensive income by $153,000 and $478,000, respectively, net of income tax.

Income Taxes

        Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2005, and 2004, management evaluated the deferred tax asset valuation and determined that no valuation allowance was needed.

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

Accounts Receivable & Reserve

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company's customers, and the Company typically has limited visibility as to the specific financial state of its customers. If the financial condition of the Company's customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company's net earnings, cash flows and balance sheet.

Utility Plant

        Utility plant for MPS is stated at original cost of contracted services, direct labor and materials, as well as related indirect construction costs including general engineering, supervision, and similar overhead items and allowances for the cost of equity and borrowed funds used during construction ("AFUDC"). The cost of utility plant which is retired and the related cost of removal, less salvage, are charged to accumulated depreciation, consistent with utility industry practice. The cost of maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. MPS's property, with minor exceptions, is subject to first and second mortgage liens.

        Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to expense at the time such disallowance is probable.

Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of the Company's long-lived assets may require adjustment in future periods. If actual fair value is less than the Company's estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Depreciation and Amortization

        Utility plant depreciation is provided on a composite basis using the straight-line method, based on rates approved by the MPUC and the FERC. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.22%, 3.21%, and 3.20% for 2005, 2004, and 2003, respectively.

        Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (See Note 12, "Commitments, Contingencies and Regulatory Matters—Seabrook Nuclear Power Project").

        Depreciation of fixed assets at TMG is straight-line based on the remaining useful life of the asset. New computer hardware and software are depreciated over three years; leasehold improvements are depreciated over the life of the lease; and office equipment is depreciated over three years.

        Depreciation of Fixed Assets at TMGC and Maricor Properties is on a basis equivalent to Canadian tax law provisions, as follows: buildings are depreciated at 4% per year; computer hardware is depreciated at 30% per year; computer software is depreciated at 100% per year; automobiles are depreciated at 30% per year; and office equipment is depreciated at 20% per year.

        The client list intangible asset acquired by The Maricor Group in the purchase of Eastcan, M&R and RES is amortized on a three-year straight-line basis. The amortization of backlog intangible assets acquired by those purchases is based on the actual profit in the backlog recognized during the period.

Investments in Associated Companies

        The Company records its investments in Associated Companies (See Note 5, "Investments in Associated Companies") using the equity method.

Pledged Assets

        The common stock of Me&NB is pledged as additional collateral for the first and second mortgage and collateral trust bonds of MPS. Substantially all of the assets of MAM, excluding those of MPS, are pledged as collateral for the Bank of America financing.

        The real estate acquired by Maricor Properties Ltd at 77 Vaughan Harvey Boulevard, Moncton, New Brunswick, Canada is the subject of a $2.3 million CDN loan from Royal Bank of Canada, and is also secured by a $1.73 million USD guarantee by Bank of America.

        The Standard Life Assurance Company mortgage, assumed as part of the acquisition of Cornwallis Court Developments Ltd, is secured by a first mortgage on the J. Angus MacDonald building, with a balance of $3.07 million USD at December 31, 2005.

Inventory

        Inventory is stated at average cost.

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

Restricted Investments

        At December 31, 2005, the Company had $2.45 million of restricted investments. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS's 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.38 million of the restricted investments. Approximately $65,000 of insurance proceeds on an MPS substation incident is also held by the Trustee of MPS's first and second mortgage bonds. At December 31, 2004, the Company's restricted investments balance of $2.98 million represented the $2.38 million Capital Reserve Fund, the $65,000 of insurance proceeds and $535,000 held in escrow as a working capital holdback of TMG in conjunction with the June 2004 acquisition of TMGNE.

Stock Option Plan

        At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, "Stock Compensation Plan." The Company accounts for this plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation."

Reclassifications

        Certain reclassifications have been made to the 2004 and 2003 financial statement amounts in order to conform to the 2005 presentation.

Earnings per Share

        Basic earnings per share ("EPS") is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options and preferred shares issued. See Note 9, "Stock Compensation Plan" for calculation of basic and diluted earnings per share.

New Accounting Pronouncements

        On October 13, 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 04-1 ("EITF 04-1"), effective for business combinations consummated, and goodwill impairment tests performed, in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The business combination could also include settlement of this pre-existing contractual relationship. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company's financial statements at December 31, 2005.

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

        In December 2003, the FASB also issued the revision of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Post-retirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106" ("FAS 132-(R)"). FAS 132-(R) revises employer's disclosure requirements for pension plans and other post-retirement plans by requiring additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. There are additional disclosure requirements for both annual and interim reporting periods. FAS 132-(R), is effective for fiscal years ending after December 15, 2003, and for interim reporting periods starting after December 15, 2003. FAS 132-(R) did not impact the Company's financial position or statement of operations.

        On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group ("DIG"), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        On May 15, 2003, the FASB issued Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity's own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company.

        FASB Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)") was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

  •
  All new awards issued after the effective date;

  •
  All modifications, repurchases or cancellations of existing awards after the effective date; and

  •
  Unvested awards at the effective date.

        For unvested awards, the compensation cost related to the remaining "requisite serve' that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123(R) in the first quarter of 2006. Based on the current options outstanding, the Company does not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

2.     INCOME TAXES

        A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB, TMGC,

Maricor Properties, Mecel Properties Ltd, and MTI. The tax effect of items not included in rate base or normal operating activities is allocated to "Other Income (Deductions)."

	2005	2004	2003
	(In thousands of dollars)
Current income taxes
Federal	$(392)	$(401)	$492
State	(86)	121	327
Foreign	(587)	(202)	(58)

Total current income taxes	(1,065)	(482)	761

Deferred income taxes
Federal	$813	$585	$388
State	79	99	80
Foreign	3	—	—

Total deferred income taxes	895	684	468

Investment credits, net	(25)	(28)	(30)

Total income taxes	$(195)	$174	$1,199

Allocated to:
Operating income
—Regulated	$1,505	$1,234	$1,364
—Unregulated	(1,700)	(797)	(98)

Subtotal	(195)	437	1,266
Discontinued Operations	(2)	(270)	(110)

Total Operating	(197)	167	1,156
Other income	2	7	43

Total	$(195)	$174	$1,199

        The effective income tax rates differ from the U.S. statutory rate as follows:

	2005	2004	2003
Statutory Rate	34.0%	34.0%	34.0%
Holding Company Formation	1.4	(0.4)	2.5
State Income Taxes	5.0	5.1	4.4
Carrying Charge(1)	0.0	(5.3)	(11.2)
Book to Accrual Adjustments(2)	2.9	(12.7)	0.0
Excess Canadian Tax	5.7	1.8	(1.9)
Equity Earnings in Joint Venture Companies, Less Dividends(3)	4.2	(1.7)	(1.2)
Depreciation Flow-through on Property(4)	(14.3)	(3.8)	1.8
Investment Tax Credit Amortization	6.0	(1.9)	(0.7)
Other	2.2	(3.4)	2.3

Effective Rate	47.1%	11.7%	30.0%

(1)
As explained more fully in Note 12, "Commitments, Contingencies and Regulatory Matters", during the course of Docket No. 2003-666, the MPUC reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. Under the stipulation approved in that Docket, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery.

(2)
The book to accrual adjustments represent tax true-up items recognized in the current year which relate to prior period items.

(3)
Maine Public Service Company's net income includes the equity earnings in two joint venture companies which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income. Deferred taxes are not provided on the equity earnings or the dividends, since the joint venture companies dividend out essentially all of their earnings on a monthly basis, making the timing difference minimal.

(4)
According to regulated utility income tax accounting rules, MPS does not provide deferred income tax on certain timing differences related to accelerated depreciation on Asset Depreciation Range property which was originally placed in service during the years 1971 through 1980.

        The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2005	2004	2003
Temporary Differences at Statutory Rates:
Seabrook—costs	$(613)	$(614)	$(614)
Liberalized depreciation	262	478	467
Deferred fuel	1,740	1,808	1,420
Deferred regulatory expense	(146)	(36)	239
Flexible pricing revenue	51	58	(104)
Accrued pension and postretirement benefits	115	(335)	(132)
Wheelabrator-Sherman power purchase restructuring	(579)	(579)	(579)
Generating Asset Sale	—	—	178
Reacquired debt	(77)	(83)	(85)
Software Amortization	114	—	—
Other	28	(13)	(322)

Total temporary differences—statutory rates	$895	$684	$468

        The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2005, 2004 or 2003.

        As required by SFAS 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company's deferred tax assets, which consist principally of pension and post-retirement benefits and OCI—interest rate hedge. For the year ended December 31, 2005, Management evaluated the deferred tax asset valuation allowance and determined that no valuation was needed.

        The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004
Seabrook	$6,350	$6,964
Property	8,899	9,068
Flexible pricing revenue	584	925
Deferred fuel	11,931	9,832
Wheelabrator-Sherman up-front payment	579	1,158
Pension and post-retirement benefits	(938)	(945)
OCI	(142)	(272)
Other	70	115

Net accumulated deferred income taxes	$27,333	$26,845

3.     DISCONTINUED OPERATIONS—ENERGY ATLANTIC

        On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144. The Company recognized income (loss) from discontinued operations of $4,000, $(408,000), and $(143,000) for the years ended December 31, 2005, 2004 and 2003, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 net income from discontinued operations represents the continued activity to finalize the shutdown of EA's operations. This activity is expected to be complete in April 2006. The 2004 net loss represents additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000.

        The following table summarizes the statement of operations for EA and the corporate services provided to EA for each of the past three years:

	Year Ended December 31,
	2005	2004	2003
Revenue	$—	$572	$6,064
Expenses	—	(1,164)	(6,343)
Other Deductions, Income and Interest	2	(86)	26

Pretax Income (Loss) from Discontinued Operations	2	(678)	(253)
Income Taxes	2	270	110

Income (Loss) from Discontinued Operations	$4	$(408)	$(143)

Loss per Share from Discontinued Operations (Basic and Diluted)	$—	$(0.25)	$(0.09)

        The major classes of assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets as of December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars):

	2005	2004	2003
Assets
Cash and Cash Equivalents	$—	$183	$1,161
Income Tax Benefit (Intercompany)	235	263	68
Accounts Receivable	—	—	711
Other Assets	—	21	84

Total Assets	$235	$467	$2,024

Liabilities
Accounts Payable	$6	$67	$263
Other Liabilities	—	—	488

Total Liabilities	$6	$67	$751

4.     SEGMENT INFORMATION

        The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

  •
  Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

  •
  Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines;

  •
  Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd, and all of their real estate holdings;

  •
  Unregulated software technology: Maricor Technologies, Inc.;

  •
  Unregulated energy marketing: EA, an inactive subsidiary; and

  •
  Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

        The segment information for 2004 and 2003 has been reclassified to conform to the 2005 presentation.

        The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled approximately $638,000 for the year ended December 31, 2003. MAM provides certain administrative support services to MPS, TMG, Maricor Properties, MTI and their subsidiaries. The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations. The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries. MPS also provides services to MAM and other affiliates. These services are billed to MAM at cost through inter-company transactions.

		Twelve Months Ended December 31, 2005 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$34,314	$—	$—	$—	$—	$(15)	$34,299
Unregulated	—	5,291	—	115	—	(23)	5,383
Rental Income	—	—	501	—	—	(209)	292

Total Operating Revenues	34,314	5,291	501	115	—	(247)	39,974

Operating Expenses
Regulated Operation & Maintenance	14,352	—	—	—	—	—	14,352
Unregulated Operation & Maintenance	—	5,928	272	630	—	1,968	8,798
Depreciation	2,781	21	154	—	—	1	2,957
Amortization of Stranded Cost	10,533	—	—	—	—	—	10,533
Amortization	365	126	—	—	—	—	491
Taxes Other than Income	1,671	73	—	23	—	34	1,801
Income Taxes	1,506	(510)	(91)	(222)	—	(878)	(195)

Total Operating Expenses	31,208	5,638	335	431	—	1,125	38,737

Operating Income (Loss)	3,106	(347)	166	(316)	—	(1,372)	1,237

Other Income (Deductions)
Equity in Income of Associated Companies	182	—	(52)	—	—	(1)	129
Interest and Dividend Income	55	42	1	—	—	(74)	24
Other Income (Deductions)	(39)	(2)	(28)	—	—	(24)	(93)

Total Other Income (Deductions)	198	40	(79)	—	—	(99)	60

Income (Loss) Before Interest Charges	3,304	(307)	87	(316)	—	(1,471)	1,297
Interest Charges	1,040	382	202	2	—	(105)	1,521

Income (Loss) from Continuing Operations	2,264	(689)	(115)	(318)	—	(1,366)	(224)
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(1)	5	4

Net Income (Loss)	$2,264	$(689)	$(115)	$(318)	(1)	$(1,361)	$(220)

Total Assets	$137,440	$11,527	$8,476	$1,706	$235	$(1,609)	$157,775

Capital Expenditures	$4,822	$238	$409	$446	$—	$—	$5,915

		Twelve Months Ended December 31, 2004 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$33,734	$—	$—	$—	$—	$(1)	$33,733
Unregulated	—	3,412	54	—	—	(61)	3,405

Total Operating Revenues	33,734	3,412	54	—	—	(62)	37,138

Operating Expenses
Regulated Operation & Maintenance	14,065	—	—	—	—	—	14,065
Unregulated Operation & Maintenance	—	3,963	48	—	—	1,232	5,243
Depreciation	2,635	7	5	—	—	1	2,648
Amortization of Stranded Cost	10,011	—	—	—	—	—	10,011
Amortization	194	30	—	—	—	—	224
Taxes Other than Income	1,603	52	—	—	—	—	1,655
Income Taxes	1,234	(254)	(7)	—	—	(536)	437

Total Operating Expenses	29,742	3,798	46	—	—	697	34,283

Operating Income (Loss)	3,992	(386)	8	—	—	(759)	2,855

Other Income (Deductions)
Equity in Income of Associated Companies	204	—	—	—	—	—	204
Interest and Dividend Income	17	4	1	—	—	(20)	2
Other Deductions	(186)	(8)	—	—	—	(85)	(279)

Total Other Income (Deductions)	35	(4)	1	—	—	(105)	(73)

Income (Loss) Before Interest Charges	4,027	(390)	9	—	—	(864)	2,782
Interest Charges	985	98	31	—	—	(58)	1,056

Income (Loss) from Continuing Operations	3,042	(488)	(22)	—	—	(806)	1,726
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(380)	(28)	(408)

Net Income (Loss)	$3,042	$(488)	$(22)	$—	$(380)	$(834)	$1,318

Total Assets	$137,742	$9,941	$2,773	$—	$467	$(117)	$150,806

Capital Expenditures	$6,276	$258	$1,974	$—	$—	$3	$8,511

		Twelve Months Ended December 31, 2003 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$31,748	$—	$—	$—	$—	$(9)	$31,739
Unregulated	—	57	—	—	—	1	58

Total Operating Revenues	31,748	57	—	—	—	(8)	31,797

Operating Expenses
Regulated Operation & Maintenance	12,851	—	—	—	—	(43)	12,808
Unregulated Operation & Maintenance	638	40	—	—	—	214	892
Depreciation	2,647	—	—	—	—	—	2,647
Amortization of Stranded Cost	9,189	—	—	—	—	—	9,189
Amortization	206	—	—	—	—	—	206
Taxes Other than Income	1,460	—	—	—	—	—	1,460
Income Taxes	1,364	6	—	—	—	(104)	1,266

Total Operating Expenses	28,355	46	—	—	—	67	28,468

Operating Income (Loss)	3,393	11	—	—	—	(75)	3,329

Other Income (Deductions)
Equity in Income of Associated Companies	298	—	—	—	—	(26)	272
Interest and Dividend Income	21	—	—	—	—	(40)	(19)
Other Deductions	(258)	—	—	—	—	(78)	(336)

Total Other Income (Deductions)	61	—	—	—	—	(144)	(83)

Income (Loss) Before Interest Charges	3,454	11	—	—	—	(219)	3,246
Interest Charges	323	—	—	—	—	(26)	297

Income (Loss) from Continuing Operations	3,131	11	—	—	—	(193)	2,949
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(80)	(63)	(143)

Net Income (Loss)	$3,131	$11	$—	$—	$(80)	$(256)	$2,806

Total Assets	$135,870	$1,169	$—	$—	$2,024	$2,206	$141,269

Capital Expenditures	$4,609	$46	$—	$—	$—	$221	$4,876

        The following tables present the operations and assets of the Company by geographic location:

Financial Information about Foreign and Domestic Operations
(In thousands of U.S. dollars)

	2005	2004	2003
Revenues:
Revenues from Domestic Operations:
Maine Public Service Company	$34,314	$33,734	$31,748
The Maricor Group	2,064	1,282	—
Maricor Technologies, Inc.	115	—	—

Subtotal	36,493	35,016	31,748

Revenues from Foreign Operations:
The Maricor Group, Canada	3,227	2,130	57
Maricor Properties Ltd	501	54	—
Maine & New Brunswick	—	—	—

Subtotal	3,728	2,184	57

Other*	(247)	(62)	(8)

Total Operating Revenues	$39,974	$37,138	$31,797

Inter-Company Revenues:
Inter-Company Revenues from Domestic Operations:
Maine Public Service Company	$15	$—	$—
The Maricor Group	—	—	—
Maricor Technologies, Inc.	19	—	—

Subtotal	34	—	—

Inter-Company Revenues from Foreign Operations:
The Maricor Group, Canada	58	53	—
Maricor Properties Ltd	209	54	—
Maine & New Brunswick	—	—	—

Subtotal	267	107	—

Other*	—	—	—

Discontinued Operations	—	—	9

Total Inter-Company Revenues	$301	$107	$9

Operating Income:
Operating Income (Loss) from Domestic Operations:
Maine Public Service Company	$3,118	$4,009	$3,316
The Maricor Group	(481)	(345)	—
Maricor Technologies, Inc.	(316)	—	—

Subtotal	2,321	3,664	3,316

Operating Income (Loss) from Foreign Operations:
The Maricor Group, Canada	134	(41)	11
Maricor Properties Ltd	166	8	—
Maine & New Brunswick	(12)	(17)	77

Subtotal	288	(50)	88

Other*	(1,372)	(759)	(75)

Total Operating Income (Loss)	$1,237	$2,855	$3,329

	2005	2004	2003
Net Income:
Net Income (Loss) from Domestic Operations:
Maine Public Service Company	$2,261	$3,054	$2,994
The Maricor Group	(629)	(368)	—
Maricor Technologies, Inc.	(318)	—	—

Subtotal	1,314	2,686	2,994

Net Income (Loss) from Foreign Operations:
The Maricor Group, Canada	(60)	(120)	11
Maricor Properties Ltd	(115)	(22)	—
Maine & New Brunswick	3	(12)	137

Subtotal	(172)	(154)	148

Other*	(1,361)	(834)	(256)

Discontinued Operations	(1)	(380)	(80)

Total Net Income (Loss)	$(220)	$1,318	$2,806

Identifiable Assets:
Identifiable Assets from Domestic Operations:
Maine Public Service Company	$137,312	$137,572	$134,996
The Maricor Group	4,207	3,882	—
Maricor Technologies, Inc.	1,706	—	—

Subtotal	143,225	141,454	134,996

Identifiable Assets from Foreign Operations:
The Maricor Group, Canada	7,320	6,059	1,169
Maricor Properties Ltd	8,476	2,773	—
Maine & New Brunswick	128	170	874

Subtotal	15,924	9,002	2,043

Other*	(1,609)	(117)	2,206

Discontinued Operations	235	467	2,024

Total Identifiable Assets	$157,775	$150,806	$141,269

*
The "Other" line includes activities of the holding company, including corporate costs directly associated with unregulated operations, common costs not allocated to the regulated utility and inter-company eliminations.

5.     INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Ashford Ltd

        Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46(R)"), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements. Maricor Properties' investment in the joint venture totaled $46,000 at December 31, 2005. Also, Maricor Properties recognized $52,000 or 50% of the loss of Maricor Ashford as equity earnings in 2005.

Maine Yankee and MEPCO

        MPS owns 5% of the common stock of Maine Yankee Atomic Power Company ("Maine Yankee"), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the MEPCO, a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

        Dividends received during 2005, 2004 and 2003 from Maine Yankee were $91,000, $355,000 and $301,000, respectively, and from MEPCO $174,000, $7,000 and $99,000, respectively. In 2005, 2004 and 2003, MPS also received Maine Yankee stock redemptions of $350,000, $200,000 and $525,000, respectively. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows (in thousands of dollars) :

	Maine Yankee			MEPCO
	2005	2004	2003	2005	2004	2003
Earnings
Operating revenues	$60,060	$62,032	$53,222	$3,339	$3,628	$3,792
Earnings applicable to Common Stock	1,879	2,494	3,217	988	1,207	1,258
Company's equity share of net earnings	$94	$125	$161	$74	$90	$94
Investment
Total assets	$451,377	$478,299	$561,523	$9,927	$8,966	$8,100
Less:
Long-term debt	—	—	2,680	—	—	—
Other liabilities and deferred credits	422,511	442,486	514,423	3,167	898	1,142

Net assets	$28,866	$35,813	$44,420	$6,760	$8,068	$6,958
MPS's equity in net assets	$1,443	$1,791	$2,221	$506	$604	$521

        In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008. Shares redeemed through December 31, 2005, are as follows:

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received
September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	$150,110	July 11, 2002
September 26, 2002	33,900	1,695	$225,166	October 4, 2002
December 18, 2002	33,800	1,690	$224,502	January 9, 2003
September 25, 2003	45,200	2,260	$300,222	October 14, 2003
December 17, 2003	30,100	1,505	$199,926	January 7, 2004
March 29, 2005	52,700	2,635	$350,037	April 13, 2005

	293,500	14,675	$1,949,447

6.     SHORT-TERM CREDIT ARRANGEMENTS

        The following table summarizes the balances outstanding under the Company's short-term credit arrangements at December 31, 2005 and 2004:

	2005	2004
Maine Public Service Company
Bank of America, N.A. (Formerly Fleet National Bank):
$10,000,000, 3 Year Revolving Working Capital Line of Credit	$7,900	$—
The Bank of New York:
A Loan	—	3,000
B Loan	—	200
The Maricor Group
TD BankNorth, N.A.:
$1,000,000 Revolving Working Capital Credit Arrangement	—	789
Katahdin Trust Company:
$1,000,000 Secured Revolving Working Capital Credit Arrangement	1,000	—
Maricor Properties
Royal Bank of Canada:
$2,300,000 CDN 1 Year Revolving Term Note	1,978	—
$2,000,000 CDN 1 Year Revolving Term Note	1,720	—
Maine & Maritimes
Bank of America, N.A. (Formerly Fleet National Bank):
$4,000,000, 3 Year Revolving Working Capital Line of Credit	1,500	—

Total	$14,098	$3,989

        On October 7, 2005, MPS arranged a three-year, $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America's prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. Failure to comply with these covenants could result in a 400 basis point increase in the interest rate or calling of the outstanding balance of the Line. As of December 31, 2005, there was $7.9 million outstanding on this line of credit, with $2.1 million available.

        Prior to the $10.0 million line of credit from Bank of America, MPS had a revolving credit arrangement with two banks for borrowings up to $6 million, which was secured by a $6 million first mortgage bond. These agreements contained certain restrictive covenants including interest coverage tests and debt-to-equity ratios, similar to those under the new line of credit. MPS could utilize, at its discretion, two types of loan options: A Loans, which were provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which were provided as arranged between MPS and each of the participating banks. The A Loans, at MPS's option, bore interest equal to either the agent bank's prime rate or LIBOR-based pricing. MPS also paid a quarterly commitment fee of .50% of the unused portion of the A Loans. The B Loans bore interest as arranged between MPS and the participating bank. As of December 31, 2004, A Loans of $3,000,000 were outstanding under the revolving credit arrangement at an interest rate of 3.6875%; B Loans of $200,000 were outstanding at an interest rate of 4.04%. As of December 31, 2003, A Loans for $5.0 million were outstanding under the revolving credit arrangement at an interest rate of 2.5625%, as well as a B Loan of $200,000 of 2.76%. At December 31, 2004, and 2003, the unused portion of the MPS $6.0 million revolving credit line was $2.8 million and $0.8 million, respectively.

        On October 1, 2003, MPS executed an additional unsecured $3 million line of credit with the Bank of New York. This new facility expired on December 31, 2004; therefore, there was no balance outstanding or available as of December 31, 2004. At December 31, 2003, there was $1.0 million outstanding on this line of credit at an interest rate of 2.8125% and $2.0 million of available capacity.

        On July 28, 2005, MAM arranged a $750,000 unsecured, ninety-day working capital line of credit with Katahdin Trust Company. The interest rate on this loan was three-month LIBOR plus 3.0%. The proceeds were used for general corporate purposes for the interim period prior to arranging the $4.0 million revolving line of credit at MAM.

        On October 21, 2005, MAM arranged a new, three-year $4.0 million revolving line of credit with Bank of America for working capital, letters of credit and the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit. $1.73 million of the $4 million line of credit is in the form of a letter of credit securing a loan from Royal Bank of Canada which loan was used toward the acquisition of Cornwallis Court Developments. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30, 60 or 90 day LIBOR plus 2.0% or Bank of America's prime rate. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. Failure to comply with these covenants could result in a 400 basis point increase in the interest rate or calling of the outstanding balance of the Line. At December 31, 2005, there was $1.5 million outstanding on this line of credit, with $770,000 available.

        On October 7, 2005, in connection with the acquisition of Cornwallis Court Developments, Maricor Properties Ltd entered into a $2.0 million CDN, one-year loan from Royal Bank of Canada. This loan is secured by a $2.0 million CDN ($1.73 million USD) letter of credit in favor of Royal Bank of Canada from Bank of America.

        On October 31, 2005, Maricor Properties Ltd arranged a $2.3 million CDN, one-year revolving term loan with Royal Bank of Canada, the proceeds of which were used to repay Katahdin Trust Company's $2.0 US million term loan for the acquisition and renovation of the Vaughan Harvey property. The term of the RBC note is one-year at Royal Bank of Canada's prime rate plus 0.50%. This loan is secured by a collateral mortgage on the Vaughan Harvey Boulevard property in Moncton, New Brunswick, by a $570,000 CDN guarantee from Mecel Holdings and a collateral mortgage covering the Mecel Holdings property in Halifax, Nova Scotia. This loan is also guaranteed by MAM, limited to $1.73 million.

        On August 12, 2004, Maine & Maritimes Corporation entered into a $2.0 million, unsecured, two-year term loan with Katahdin Trust Company. The proceeds of the loan were used to acquire and renovate the Vaughan Harvey Boulevard property in Moncton, New Brunswick, Canada. The loan required interest-only payments from September 12, 2004, through maturity at a variable interest rate of Three-Month LIBOR plus 2.65%. This loan was repaid with the proceeds of the $2.3 million CDN note from Royal Bank of Canada, described above.

        On November 29, 2005, The Maricor Group entered into a $1.0 million, secured revolving credit arrangement for working capital borrowings with Katahdin Trust Company. The proceeds of the loan were used to repay and refinance the $1.0 million, revolving credit facility with BankNorth N.A. (now TD BankNorth). The interest rate on this loan is at a variable interest rate of three-month LIBOR plus 2.75%. This loan is guaranteed by MAM and by The Maricor Group, Canada Ltd. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require The Maricor Group to maintain a minimum debt service coverage ratio. The agreement requires that the outstanding balance be paid down to a zero balance for 30 consecutive days every year. There was $1.0 million outstanding on this line of credit at December 31, 2005, with no funds available.

        The Maricor Group had a revolving credit arrangement with BankNorth N.A. (now TD BankNorth) for working capital borrowings up to $1.0 million, which was paid down prior to expiration with the proceeds from the $1.0 million Katahdin Trust Company revolving credit arrangement. This revolving credit arrangement was arranged on September 21, 2004, and was for a term of one year. The agreement contained certain covenants regarding debt service coverage beginning in 2005 and was secured by substantially all of the assets of TMGNE and The Maricor Group, Canada Ltd. The agreement also required that the outstanding balance be paid down to a zero balance for 30 consecutive days every year commencing January 1, 2005. The interest rate on this loan was one-month LIBOR plus 2.0%. This loan was guaranteed by Maricor, Ltd, RES Engineering and by MAM.

7.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        MPS has three issues of long-term debt with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine ("FAME") 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank ("MPUFB"), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68%, respectively.

        At December 31, 2005, the fair value of these qualified cash flow hedges was $(1.39) million, reflecting a change in swap rates since the execution date. For the year ended December 31, 2005, the difference between the fixed rates and the underlying variable rates on the issues of approximately $437,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company's debt will prove to protect both shareholders and consumers from upward variable debt pressures. The gain in fair value on the interest rate swaps from December 31, 2004, as compared to December 31, 2005, of $84,000 less the deferred tax of $33,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder's equity. Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless MPS's shareholder's common equity falls below the minimum allowable 48 percent of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

        On November 20, 2000, MPS purchased an interest cap of 6% that applied to the 2000 and 1996 Series of Maine Public Utilities Financing Bank's ("MPUFB") bonds issued on behalf of MPS with outstanding balances of $9 million and $13.6 million, respectively. The interest cap expired in November 2003.

        On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008, on $11,450,000 of FAME's Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $45,000, $62,000 and $79,000 remaining at the end of 2005, 2004 and 2003, respectively, as a regulatory asset. The provider of the cap estimated its fair value at December 31, 2005 at approximately $(1,000).

8.     LONG-TERM DEBT

        On October 19, 2000, the Maine Public Utilities Financing Bank ("MPUFB") issued $9 million of its tax-exempt bonds due October 1, 2025 ("2000 Series") on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York's Letter of Credit. To secure MPS's obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.53 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 that expired in November 2003, that applied to the 2000 and 1996 Series, as described below. At the end of 2005, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.68%, issuance costs and credit enhancement fees since issuance were 7.14%.

        A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 ("1996 Series"), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York's Letter of Credit. At the end of 2005, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.57%, issuance costs and credit enhancement fees were 6.13%.

        On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A ("Notes") on behalf of MPS. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank (now TD BankNorth), Portland, Maine, as Trustee ("the Trustee"), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.38 million at the end of 2005 and 2004. MPS has issued $4.0 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2005, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 3.81%.

        The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS's revolving credit arrangement in Note 6, "Short-Term Credit Arrangements."

        The first and second mortgage bonds described above that secure MPS's long-term debt are supported by the bondable additions of substantially all of MPS's utility plant.

        On November 22, 2004, MPS entered into a $6,000,000, unsecured, 7-year term loan with Fleet National Bank, now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS's revolving credit arrangement associated with the Company's prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of one-month LIBOR plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

        On October 7, 2005, in connection with the acquisition of Cornwallis Court Developments, Maricor Properties Ltd assumed a seven year, $4.4 million CDN mortgage loan from Standard Life Assurance Company. The balance remaining on this loan when the loan was assumed was approximately $3.6 million CDN. This loan is secured by a collateral mortgage on the J. MacDonald Building owned by Cornwallis Court Developments. This loan matures on September 1, 2010.

        On November 29, 2005 The Maricor Group entered into a $2.2 million, secured, five-year term loan with Katahdin Trust Company. The proceeds of the loan were used to repay and refinance a $2.2 million term loan from BankNorth N.A. (now TD BankNorth). The loan requires interest-only payments at a variable interest rate of three-month LIBOR, plus 2.75% through November 29, 2007. Monthly, principal payments of approximately $18,300 commence December 29, 2007, with a final payment of $1.54 million at maturity on December 29, 2010. This loan is guaranteed by MAM and by The Maricor Group, Canada Ltd. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require The Maricor Group to maintain a minimum debt service coverage ratio.

        On September 21, 2004, The Maricor Group entered into a $2.2 million secured, 10-year term loan with BankNorth N.A. (now TD BankNorth). The proceeds of the loan were used, in part, for the acquisition of the common stock of RES Engineering and Morris & Richard Consulting Engineers. The loan required interest-only payments at a variable interest rate of one-month LIBOR, plus 2.00% through September 1, 2007. Quarterly, principal payments of approximately $79,000 were to commence October 1, 2007, through maturity at September 1, 2014. This loan was guaranteed by Maricor, Ltd, RES Engineering and by MAM. This loan was refinanced through Katahdin Trust Company, described in the preceding paragraph.

        On August 12, 2004, Maine & Maritimes Corporation entered into a $2.0 million, unsecured, two-year term loan with Katahdin Trust Company. The proceeds of the loan were used to acquire and renovate certain real estate assets in Moncton, New Brunswick, Canada. The loan requires interest-only payments from September 12, 2004 through maturity at a variable interest rate of Three-Month LIBOR plus 2.65%. This debt was repaid with the $2.3 million CDN short-term loan from Royal Bank of Canada, described in Note 6, "Short-Term Credit Arrangements" and other funds.

9.     STOCK COMPENSATION PLAN

        Upon approval by MPS's shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the "Plan"). The Plan was subsequently adopted by MAM after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option's maximum term is ten years. As of December 31, 2005, the CEO has been the only employee to receive stock options.

        The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2005	2004	2003	2002
Number of Options Granted	5,250	5,250	5,250	5,250
Vesting Period	3 years	3 years	3 years	3 years
Number of Options Vested and Exercisable	—	—	—	5,250
Dividend Yield	4.08%	4.75%	4.60%	4.70%
Volatility	20.0%	20.0%	20.0%	20.0%
Risk-Free Interest Rate	3.80%	4.33%	3.00%	4.60%
Expected Life	7 years	7 years	7 years	7 years

        A summary of the status of the Company's stock option plan as of December 31, 2005, and changes during the year then ended is presented below:

Options	Shares 2005	Average Exercise Price 2005
	(In thousands of dollars)
Outstanding at December 31, 2004	15,750	$30.85
Granted	5,250	26.65
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	21,000	$29.80

Options exercisable at December 31, 2005	5,250	$30.45
Weighted-average fair value of options granted	$4.31

        The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise	Number Exercisable at 12/31/05	Weighted- Average Exercise
$26.65 - $32.00	21,000	8.17 yrs	$29.80	5,250	$30.45

        Dilutive earnings per share impact of outstanding stock options:

	Year Ended December 31,
	2005	2004	2003
Net (Loss) Income (in thousands)	$(220)	$1,318	$2,806
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,636,322	1,612,696	1,575,066
Dilutive effect of common stock options	—	13,125	7,875
Shares used in computation of earnings per common share assuming dilution*	1,636,322	1,625,821	1,582,941
Net (loss) income per share basic	$(0.13)	$0.82	$1.78
Net (loss) income per common share diluted	$(0.13)	$0.81	$1.77

*
Note: The common stock options and preferred stock are anti-dilutive in 2005, and therefore omitted from the calculation of Diluted Earnings per Share.

        An additional 20,000 shares were originally available for issuance to the Company's Board of Directors pursuant to the Stock Plan for Outside Directors. There are 7,046 of these shares remaining available for future issuance.

10.   BENEFIT PROGRAMS

        The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company's commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. Competitive market-based total compensation benchmarks include funded benefit programs, salary, bonuses, incentives, and commissions. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Canadian Pension Plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

U. S. Defined Benefit Pension Plan

        The Company has an insured non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Maine Public Service employees hired on or after January 1, 2006, are not eligible for this benefit plan. Non-regulated employees are not eligible for this benefit plan. Benefits under the plan are based on employees' years of service and compensation prior to retirement. The Company's policy has been to fund pension costs accrued. In accordance with that policy, the Company made tax-deductible contributions of $520,000 for the 2005 plan year throughout 2005, $441,000 for the 2004 plan year in 2005, prior to the filing of the 2004 corporate income tax return, and $409,000 for the 2003 plan year in December 2003. The Company also contributed $173,000 to the pension plan for 2005 in January 2006, and plans to contribute an additional $162,000 to the pension plan for 2005 in 2006 prior to the filing of its 2005 corporate income tax return.

Health Care Benefits

        The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, totaling approximately 14.9% in 2005, 13.5% in 2004 and 12.2% in 2003. The plan also covers retiree medical coverage for employees of Maine Public Service Company, the regulated utility. In 2005, certain amendments were made to the plan, including the following: employees hired on or after October 1,

2005, are not eligible for post-retirement medical coverage. Effective January 1, 2006, certain retiree co-pays were increased, and spousal contributions commenced.

        In 2002, certain amendments were made to the plan, including the following: effective with retirements after January 1, 1995, and employees hired before January 1, 2003, retirees will be eligible for retiree medical coverage after completing twenty years of service, subject to a contribution schedule. Employees hired after January 1, 2003, will be eligible for retiree medical coverage after completing twenty-five years of service; however, their spouse will not be eligible for coverage. For employees hired after December 31, 1999, and prior to January 1, 2003, spousal retiree medical coverage ceases upon the spouse's attainment of age 65. The amendments in 2005 and 2002, described above, have been incorporated into the calculation of the related actuarial benefit obligation.

        Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1.06 million, representing deferred post-retirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. The Company made a payment of $354,000 to fund the 401(h) sub-account of the Pension Trust for non-union retiree medical payments on September 14, 2000, and $92,190 on June 19, 2003. On December 28, 1999, and December 27, 2001, the Company made payments of $2.1 million and $641,000, respectively, to a Voluntary Employee Benefit Association ("VEBA") trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates. For purposes of determining the accrued post-retirement benefit cost as of December 31, 2005, the health care cost trend rate used was 7.5% in 2005 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
	(In thousands of dollars)
Effect on total cost of service and interest cost components	$124	$(98)
Effect on post-retirement benefit obligation	$1,382	$(1,126)

        The following table sets forth the pension and post-retirement medical plans' change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 2005, and 2004, (in thousands of dollars):

	Pension		Health Care
Benefits
	2005	2004	2005	2004
Changes in benefit obligation
Benefit obligation at beginning of year	$19,863	$19,072	$9,328	$9,626
Service cost	488	479	182	194
Interest cost	1,133	1,138	504	535
Actuarial gain (loss)	(52)	373	(572)	(513)
Employee's contributions	—	—	32	28
Benefits paid	(1,045)	(1,061)	(486)	(542)
Administrative expenses	(148)	(138)	—	—

Benefit obligation at end of year	20,239	19,863	8,988	9,328

Change in plan assets
Fair value of plan assets at Beginning of year	13,623	14,896	2,607	2,634
Actual return on plan assets	413	935	90	160
Employee contributions	—	—	32	29
Employer contribution	961	—	321	326
Benefits paid	(1,045)	(1,061)	(486)	(542)
Removal of assets for guaranteed insurance contracts*	—	(1,009)	—	—
Administrative expenses	(148)	(138)	—	—

Fair value of plan assets at end of year	13,804	13,623	2,564	2,607

Funded Status (Benefit Obligation—Fair Value at end of year)	(6,435)	(6,240)	(6,423)	(6,721)
Unrecognized transition Obligation	—	—	986	1,129
Unrecognized prior service costs	389	479	(347)	(407)
Unrecognized net actuarial loss	3,695	3,186	3,549	4,166

Accrued benefit cost	$(2,351)	$(2,575)	$(2,235)	$(1,833)

Weighted-average assumptions as of December 31 (measurement date)
Discount rate	5.88%	6.00%	5.88%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

*
During 2004, the Company identified guaranteed contracts for the settlement of pension obligations which were included in the plan assets and plan obligations in error. The effect of the correction of this error increased the FAS 87 recognized pension expense by $70,632 for 2004. The reduction in plan assets and plan obligations were $1.0 million and $0.65 million respectively.

        The Company's investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk. The target rate of return for the portfolio will be 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman

Brothers Aggregate Bond Index on the fixed income investments. The following table sets forth the target allocation of the plan assets and actual allocation:

		Percentage of Plan Asset at December 31,
	Target Allocation
		2005	2004
Plan Assets
Pension Plan Asset Category
Equity Securities	50-65%	52%	67%
Debt Securities	30-45%	34%	33%
Other	5-15%	14%	0%

Total		100%	100%
Health Care Benefits Asset Category
Equity Securities	50-70%	13%	66%
Debt Securities	30-45%	33%	34%
Other	0-5%	54%	0%

Total		100%	100%

        The Company transferred the pension and post-retirement health plans' assets from The Bank of New York to Bank of America on January 3, 2006. The health care benefits assets had been partially converted to cash as of December 31, 2005, resulting in a higher percentage of assets classified as "Other".

        The following tables set forth the plans' net periodic benefit cost and cash flows for 2005, 2004 and 2003:

	Pension Benefits			Health Care Benefits
	2005	2004	2003	2005	2004	2003
	(In thousands of dollars)
Service cost	$488	$478	$430	$182	$194	$193
Interest cost	1,133	1,138	1,144	504	535	539
Expected return on plan assets	(1,077)	(1,123)	(1,239)	(215)	(216)	(195)
Amortization of transition obligation	—	—	(16)	143	143	142
Amortization of prior service cost	90	90	90	(60)	(60)	(60)
Recognized net actuarial (gain)	104	35	—	170	184	192

Net periodic benefit cost	$738	$618	$409	$724	$780	$811

		Health Care Benefits
	Pension Benefits Employer
		Employer	Participants
Cash Flows
Contributions
2003	$658,570	$422,804	$30,707
2004	—	326,460	28,726
2005	960,518	321,841	31,565
Expected 2006	976,995	305,236	44,358
Benefit Payments
2003	$1,219,266	$549,089
2004	1,061,009	542,828
2005	1,045,469	485,832
Estimated Future Benefit Payments
2006	1,039,663	444,681
2007	1,034,034	450,868
2008	1,031,306	458,953
2009	1,048,222	466,889
2010	1,091,251	496,668
Years 2011 - 2014	6,147,448	2,842,130

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, "Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). Under the Act, the Company may be entitled to a subsidy for its prescription drug benefit costs and the effect can be reflected in post-retirement medical expense if the effect of the subsidy can be reasonably estimated. The actuary's calculation of the benefit obligation information assumes that the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy.

        The subsidy for a plan sponsor is 28% of a participant's annual drug costs between $250 and $5,000, which amounts to a maximum subsidy per participant of $1,330. For the employer to receive this subsidy for any particular participant, that participant must decline coverage in Medicare's Part D drug program.

        Prior to recognition of the new Medicare Prescription Drug Program, the 2004 net periodic post-retirement benefit cost would have been approximately $890,000. Therefore, recognition of the subsidy reduced the 2004 net periodic post-retirement benefit cost by approximately $110,000. The related reduction in the accumulated post-retirement benefit obligation was approximately $789,000, or about 8.2%. This reduction was based on an estimate by the Company's actuary and any actual reduction may differ from this amount in the future.

Retirement Savings Plan

        The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation. Effective January 1, 2006, new employees under the collective bargaining agreement receive a matching contribution of 4%, to compensate for their ineligibility in the pension plan. Participants are 100% vested at all times in contributions they make; employer match contributions are vested after three years. The Company's matching contributions to the plan were approximately $109,000, $104,000, and $112,000 in 2005, 2004, and 2003, respectively. Effective July 1, 2004, the Company also offered a Canadian Pension Plan similar to a 401(k) plan for eligible Canadian employees. The Company matches employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability. The matching contributions and profit-sharing payments were $76,000 and $25,000 in 2005 and 2004, respectively.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash in banks, receivables and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2005, the Company's long-term debt had a carrying value and a fair value of approximately $38.2 million.

12.   COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate Filing

        On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the "2005 OATT") to modify its transmission rate formula. MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was increased by $288,670 on June 1, 2005, under the 2005 OATT. This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%. The primary reasons for the increase were the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system.

        As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company's transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of $238,422 instead of the previously projected increase of $388,923.

This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are next adjusted. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will continue to provide progress reports as required. Because the Company is currently in the midst of a settlement process, it cannot predict the exact dollar outcome of this proceeding at this time.

MPUC Approves the Pass-Thru of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

        Per agreement with the Maine Public Utilities Commission ("MPUC"), the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS's related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

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

        The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine ISA to reduce certain risks identified by MPS. The Company filed for reconsideration of the Order on November 8, 2005 based on the likelihood that Linekin Bay Energy Company, LLC may elect to utilize the CPCN filed in this Docket in order to construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system. The Commissioned approved the request for reconsideration and will revisit the issue on or before March 31, 2006. Additionally, on November 23, 2005, the Commission granted an MPS request for waiver of the specific requirements of the October 21, 2005 Order until the NMISA finalizes currently proposed market rule changes that are currently scheduled to be presented to the Commission on March 1, 2006. Through December 31, 2005, approximately $844,000 was spent on and included in construction work-in-progress related to this transmission project. MPS expects to seek recovery of these costs in its transmission rates and is currently pursuing other recovery options. MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

        In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company ("BHE") will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect ("NRI"). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005, MPS proposed several changes to the Commitment Agreement, to include a reduction in the reservation quantity from 35 MW to 20 MW. Hearings on Phase II were conducted on December 6 and 7, 2005. A Commission Order is expected during March, 2006. As noted above, MPS's obligations under the Commitment Agreement are dependent upon securing regulatory approval. MPS cannot predict the outcome of Phase II of this case at this time.

Wheelabrator-Sherman

        MPS was ordered into a Power Purchase Agreement ("PPA") with Wheelabrator-Sherman ("WS") in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC's December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption "deferred fuel and purchased energy cost and regulatory asset—Power Purchase Agreement Restructuring" in the accompanying balance sheet related to this contract is $31.4 million at December 31, 2005, and $28.5 million at December 31, 2004.

        MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs. MPS estimates its remaining commitment to purchase power under this contract to be $12.1 million throughout 2006.

        MPS currently sells 100% of WS's output to WPS-PDI and will continue to do so through the expiration of the contract between MPS and WS. From March 1, 2002, through February 29, 2004, Energy Atlantic, the Company's wholly-owned marketing subsidiary, took delivery of 40% of WS's output and WPS-PDI took the remainder.

        Although MPS's earnings associated with stranded costs will be reduced during the period from 2004 through 2012, it should not impact the collection of "stranded cost freed-up cash flows" post-2006 that are a result of levelization of stranded costs and the deferring of total collections of stranded costs associated with its Wheelabrator-Sherman NUG Contract during the years 1999 through 2006. In the 1998-99 timeframe, in order to reduce the rate impact of stranded cost recovery, MPS chose to collect its stranded costs on a levelized recovery basis over a longer term versus collecting stranded costs equaling annualized payouts of its NUG generation contract with Wheelabrator-Sherman. In so doing, MPS has and will pay the full contract costs of the Wheelabrator-Sherman NUG Contract until it expires in 2006. However, during this term MPS has and will only collect a percentage of the total costs from its consumers. From 2007 until approximately 2012, MPS will collect the balance due from its ratepayers, but will no longer have the liability of the Wheelabrator-Sherman NUG Contract. Those monies that were deferred will be collected during the referenced period and are referred to as

"stranded cost freed-up cash flows." MPS has received and continues to receive varying rates of return on its stranded cost regulatory assets.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

        In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS's rates must be changed effective March 1, 2004 to reflect any changes in MPS's stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the "rate effective period" beginning March 1, 2004 and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004 was $11,540,000. Under the approved stipulation MPS's stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS's recoverable stranded costs.

        As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004 through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery. Because the deferred fuel carrying charge component of MPS's stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC. In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the "deferred fuel account") during the respective rate effective period at its net-of-tax cost of capital rate. Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003, applied against its unrecovered deferred fuel balance. From November 1, 2003, to December 31, 2003, MPS accrued its carrying charge using a net-of-tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

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

        The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company recorded deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. Earnings from carrying charges on the Company's stranded costs in 2004 were approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions to relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management is analyzing means to mitigate the impact of this stipulation on future net income and cash flows.

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

Seabrook Nuclear Power Project

        In 1986, MPS sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and the FERC allowed recovery of MPS's remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

        Recoverable Seabrook costs at December 31, 2005, and 2004, are as follows (in thousands of dollars):

	2005	2004
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(31,467)	(30,358)

Recoverable Seabrook Costs, Net of Amortization	$11,669	$12,778

        In March 2000, MPS was allowed to offset $7.0 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain, as detailed in "Capacity Arrangements-Generating Asset Sale," below. The decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March 2000, as described in "MPUC Approves Elements of Rates Effective March 1, 2000" above.

Nuclear Insurance

        In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for "events" or "accidents" occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on MPS's 5% equity ownership in Maine Yankee (see Note 5, "Investments in Associated Companies"), MPS's share of any retrospective premium would not exceed approximately $1.8 million or $500,000 annually, without considering inflation indexing.

Generating Asset Sale

        On July 7, 1998, MPS and WPS Power Development, Inc., ("WPS-PDI") signed a purchase and sale agreement for MPS's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which was 3.2 times higher than the net book value of the assets. The gain from the asset sale reduced stranded cost revenue requirements, as discussed in "MPUC Approves Elements of Rates Effective March 1, 2000," above.

        On June 8, 1999, after receiving all of the major regulatory approvals, MPS completed the sale to WPS-PDI for $37.4 million. MPS's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, were used to reduce MPS's debt. The gain from the sale was deferred, and recognized according to the MPUC's decision on MPS's determination of stranded costs, transmission and distribution costs, and rate design. The components of the deferred gain were as follows (in thousands of dollars):

Gross proceeds*	$38.6
Settlement adjustments	(0.1)

Net proceeds	38.5
Net book value	(11.5)
Excess taxes on sale of Canadian Assets	(3.4)
Transition costs, net	(1.9)
Other	0.7

Available deferred gain	22.4
Utilization of available value per MPUC orders	(22.4)

Remaining deferred gain	$—

*
Gross proceeds were increased by $1.05 million before tax in September 2001 due to an MPUC approved settlement between CMP and other former owners of Wyman Unit No. 4, including MPS. The proceeds increased the deferred gain and further reduced stranded costs.

        With the sale of MPS's generating assets in June, 1999, MPS purchased energy from the new owners under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy.

        As part of the generating asset sale on June 8, 1999, MPS has entered into two indemnity obligations with the purchaser, WPS-PDI. First, MPS will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2.0 million in the aggregate. Second, MPS has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3.0 million for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

Maine Yankee

        MPS owns 5% of the common stock of Maine Yankee Atomic Power Company ("MY'), which operated an 860 MW nuclear power plant in Wiscasset, Maine that has ceased power operations and is now in the final stages of decommissioning.

        Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2005, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $10.8 million, which reflects MPS's 5% share of Maine Yankee's most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

        In accordance with its 1999 FERC rate case settlement, on October 21, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contains a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation ("ISFSI"). In the filing, MY also requests a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, MY proposes to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. MY believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding. If approved by FERC, MPS's share of this increase, approximately $189,000, will be recovered as stranded costs.

        In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission. Maine Yankee's License Termination Plan was approved without any unexpected conditions. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

MEPCO

        MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., ("MEPCO"). MEPCO owns and operates a 345-KV ("kilovolt") transmission line approximately 180 miles long which connects the NB Power system with the New England Power Pool.

Poly Chlorinated Bi-Phenol Transformers

        In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol ("PCB") transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The current estimated budget for this project is $2.7 million. As of December 31, 2005, $1.4 million has been spent on this effort.

Off-Balance Sheet Arrangements

        The Maricor Ashford Ltd joint venture is a variable interest entity, as defined by Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") promulgated on January 17, 2003. However, Management has determined that Maricor Ashford should not be consolidated with these financial statements, as Maricor Properties is not the primary beneficiary of the joint venture.

        Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, "Accounting for Leases," ("FAS 13") the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2005, and 2004 (in thousands of dollars):

	2005	2004
Office Equipment	$15	$19
Building	174	66
Vehicles	7	10
Computer Hardware and Software	29	137
Rights of Way	32	32
Field Equipment	20	22

Total	$277	$286

        The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(In thousands of dollars)
2006	$249
2007	$214
2008	$221
2009	$185
2010	$71

Maricor Properties' Leases

        Maricor Properties leases office space to the Moncton and Halifax operating divisions of The Maricor Group, Canada Ltd. Maricor Properties also has leases for office space to outside third parties. All of these leases are operating leases and any inter-company profit from rental revenue has been eliminated in consolidation. The minimum lease revenue expected from the third party lease arrangements does not include utilities and maintenance expenses that will be paid by the third parties.

5-Year Minimum Lease Payments for External Party Leases

2006	$474,000
2007	$467,000
2008	$467,000
2009	$440,000
2010	$377,000

Financial Information System Hosting Agreement

        In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. The base hosting fees were $450,000 for 2004, $510,000 for 2005, and will be $575,000 per year for years 2006-2013. The contract also includes an adjustment for inflation, as well as travel expenses for on-site support services. These amounts are not reflected in the base hosting fee amounts above. The total hosting fee for 2005 was $527,000.

13.   GUARANTOR ARRANGEMENTS

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified for financial statements for interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements.

        The following is a summary of our agreements that Management has determined are within the scope of FIN 45: As permitted under Maine law, the Company has agreements that indemnify the Company's Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the Officer's or Director's lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, no liability is recorded for these agreements as of December 31, 2005.

14.   ACQUISITIONS

Cornwallis Court Acquisition

        On October 7, 2005, Maricor Properties completed the purchase of Cornwallis Court Developments Ltd. Maricor Properties acquired all of the outstanding shares of Cornwallis for $2.0 million CDN and the assumption of a $3.69 million CDN mortgage. The $2.0 million acquisition cost was financed through RBC and is secured by a $1.73 million USD letter of credit from Bank of America. The term of the new RBC note is one-year at an interest rate of Royal Bank prime plus 0.25%. The only asset of Cornwallis was the J. Angus MacDonald Building, a 60,000 square foot facility located in downtown Halifax, Nova Scotia, Canada. The building was fully leased at the time of acquisition. This purchase is the second building acquired in Halifax in the past eighteen months, and represents further execution of the Company's real estate investment strategy.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Cornwallis Court Developments Ltd acquisition. The

Company is in the process of finalizing the purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141").

Current Assets	$215
Building, Land and Leases	4,968

Total Assets Acquired	5,183

Current Liabilities	413
Long-Term Debt	2,922

Total Liabilities Acquired	3,335

Net Assets Acquired	$1,848

        The following unaudited Pro Forma information represents the 2005 consolidated statements of income as if Cornwallis Court Developments Ltd had been acquired at the beginning of 2005.

Consolidated Pro Forma (unaudited)	Income Statement As Presented 2005	Income Statement Pro Forma Additions 2005	Income Statement Pro Forma 2005
	(In thousands of dollars, except per share information)
Operating Revenues
Regulated	$34,299	$—	$34,299
Unregulated	5,383	—	5,383
Rental Income	292	517	809

Total Operating Revenues	$39,974	$517	$40,491

Net (Loss) Income from Continuing Operations	$(224)	$98	$(126)

Income from Discontinued Operations	4	—	4

Net (Loss) Income Available for Common Stockholders	$(220)	$98	$(122)

Average Shares Outstanding—Basic	1,636,322	1,636,322	1,636,322
Average Shares Outstanding—Diluted	1,636,322	1,660,652	1,636,322
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Basic Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.13)	$0.06	$(0.07)

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.13)	$0.06	$(0.07)

Formation of Maricor Technologies and Asset Acquisition

        On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. ("MTI"), a wholly-owned, technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that will complement MAM's U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is headquartered in Presque Isle, Maine, with offices in Portland, Maine. The total purchase price at closing was approximately $1.0 million, which was in the form of convertible preferred shares of approximately $950,000 and $50,000 in cash, paid in exchange for software and an immaterial amount of net assets. Additional cash or stock consideration between $200,000 and $600,000 will be paid to the seller depending on the exercise of options available to the buyer and seller during the four-year period following closing. Two new employees involved with the development of the software were added to MTI.

2004 Acquisitions

        During 2004, the Company acquired three entities, none of which individually is deemed material. The total cost of the acquisitions was $6.0 million, consisting of 54,332 shares of MAM common stock, valued at $1.68 million, $3.62 million of cash and $700,000 of external costs for the acquisition. The per share value of the 54,332 common shares issued was determined based on the average market price of the Company's common shares over the ten business days ending on the fifth day prior to the acquisitions. The aggregate amount of goodwill and other intangible assets arising from the acquisitions was $5.21 million, and is reported in the unregulated engineering services and unregulated real estate operating segments.

        Following is a brief description of each of the entities acquired:

  •
  Morris & Richard Consulting Engineers Limited ("M&R"), a mechanical and electrical engineering services firm headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004, a division of The Maricor Group, Canada Ltd.

  •
  Mecel Properties Limited, a real estate holding company headquartered in Halifax, Nova Scotia, Canada, acquired on June 1, 2004, a wholly-owned subsidiary of Maricor Properties Ltd.

  •
  RES Engineering Inc. ("RES"), a mechanical and electrical engineering services firm headquartered in Hudson, Massachusetts, acquired on June 15, 2004, a wholly-owned subsidiary of The Maricor Group.

        Under the terms of the agreements, the former shareholders of these companies are prohibited from selling their shares of stock for a certain period after the acquisition. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference. The exposure for such "true-up" provisions is $814,000 at December 31, 2005.

        The former shareholders were also entitled to additional cash consideration of up to $1.7 million, payable at specific dates through 2007, if certain future targets are met. If these targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, increasing the amount of goodwill.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for the three acquisitions made during 2004. None of these acquisitions were deemed individually material.

Current Assets	$1,887
Property, Plant, & Equipment	574
Goodwill and Intangibles	5,210

Total Assets Acquired	7,671

Current Liabilities	1,670
Long-Term Debt	—

Total Liabilities Assumed	1,670

Net Assets Acquired	$6,001

        Goodwill is deductible for tax purposes in the United States for these acquisitions. Goodwill is not deductible in Canada for the acquisitions of M&R and Eastcan. The deductibility of goodwill is subject to the details of each individual transaction.

        The following unaudited consolidated MAM pro forma information includes the 2004 acquisitions of M&R and RES as if they had been owned from the beginning of the year ending 2004. Mecel Properties was acquired as a holding company and owns the building in which M&R resides. There is no revenue or profit in the pro forma numbers below related to Mecel as these intercompany revenues and profits are eliminated in consolidation.

Consolidated Pro Forma (unaudited)	Income Statement As Presented 2004	Income Statement Pro Forma Additions 2004	Income Statement Pro Forma 2004
	(In thousands of dollars, except per share information)
Operating Revenues
Regulated	$33,733	$—	$33,733
Unregulated	3,405	3,485	6,890

Total Operating Revenues	$37,138	$3,485	$40,623

Net Income (Loss) from Continuing Operations	$1,726	$(603)	$1,123

Discontinued Operations
Loss from Discontinued Operations (including loss on disposal of $69 in 2004)	(678)	—	(678)
Income Tax Benefit	270	—	270

Loss from Discontinued Operations	(408)	—	(408)

Net Income (Loss) Available for Common Stockholders	$1,318	$(603)	$715

Average Shares Outstanding—Basic	1,612,696	1,612,696	1,612,696
Average Shares Outstanding—Diluted	1,625,821	1,625,821	1,625,821
Basic Earnings (Loss) Per Share of Common Stock From Continuing Operations	$1.07	$(0.37)	$0.70
Basic Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.82	$(0.37)	$0.45

Diluted Earnings (Loss) Per Share of Common Stock From Continuing Operations	$1.06	$(0.37)	$0.69
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.81	$(0.37)	$0.44

2004 Property Addition

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

        The vacant facility was in need of revitalization, which was undertaken using the expertise of TMGC to upgrade the facilities mechanical and electrical systems, with additional architectural, aesthetic and landscaping improvements. The facility was partially leased (approximately 40%) during 2005 to a third party tenant and TMGC's Moncton division. Lease revenues from TMGC's Moncton division are also eliminated in consolidation. In late 2005, Management was successful in leasing-up the facility with actual leases being signed during early 2006 and tenant improvements under construction in early 2006 as well. The leasing of the facility will have a positive impact on Maricor Properties in 2006.

        As a part of the acquisition of the Vaughan Harvey Property, a participation in the project was granted to the Ashford Group, a group of real estate development and management companies located in Moncton, New Brunswick. Ashford Investments, Inc. controlled the rights to acquire the real estate and assigned their right to Maricor Properties Ltd for certain considerations. Ashford Properties, Inc., which will serve as the outsourced facilities management group for the building, could have earned up to thirty percent economic ownership in the building depending upon the pace of leasing of the facility. Maricor Properties negotiated to purchase this economic ownership interest from Ashford Investments, Inc., for $320,000, payable in equal installment payments in November 2005 and April 2006.

        In addition to the real estate participation, for the grant of participation, which includes no control rights, MAM received a right-of-first refusal on all real estate holdings of the Ashford Group, as well as the company and its subsidiaries, and Maricor Properties received the right-of-first refusal on all future projects developed by the Ashford Group. Also, the Ashford Group released The Maricor Group, Canada from its lease of office space owned by the Ashford Group, allowing The Maricor Group, Canada to relocate to the Vaughan Harvey Property during the fourth quarter of 2004.

15.   QUARTERLY INFORMATION (UNAUDITED)

        The following tables summarize the quarterly financial data for the two years ended December 31, 2005:

	2005 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands, except per share amounts)
Operating Revenues
Regulated Electric Utility	$10,315	$7,073	$7,445	$9,466
Unregulated Engineering Services	1,403	1,366	1,267	1,238
Unregulated Real Estate Holdings	69	76	77	225
Unregulated Software Technology	3	35	29	48
Other	(54)	(55)	(51)	(1)

Total Revenues	11,736	8,495	8,767	10,976
Operating Expenses	10,191	9,057	9,345	10,144

Operating Income (Loss)	1,545	(562)	(578)	832
Other Income (Deductions)	29	80	(2)	(47)

Income (Loss) Before Interest Charges	1,574	(482)	(580)	785
Interest Charges	305	313	346	557

Income (Loss) From Continuing Operations	1,269	(795)	(926)	228
Income (Loss) from Discontinued Operations	8	(3)	0	(1)

Net Income (Loss)	$1,277	$(798)	$(926)	$227

Earnings Per Share	$0.78	$(0.49)	$(0.57)	$0.14

	2004 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands, except per share amounts)
Operating Revenues
Regulated Electric Utility	$10,209	$6,881	$7,215	$9,429
Unregulated Engineering Services	290	625	1,292	1,205
Unregulated Real Estate Holdings	—	—	17	37
Other	(1)	1	(25)	(37)

Total Revenues	10,498	7,507	8,499	10,634
Operating Expenses	8,302	7,554	8,583	9,844

Operating Income (Loss)	2,196	(47)	(84)	790
Other Income (Deductions)	(54)	27	(86)	40

Income (Loss) Before Interest Charges	2,142	(20)	(170)	830
Interest Charges	234	255	256	311

Income (Loss) From Continuing Operations	1,908	(275)	(426)	519
Loss from Discontinued Operations	(358)	(33)	(6)	(11)

Net Income (Loss)	$1,550	$(308)	$(432)	$508

Earnings Per Share	$0.98	$(0.19)	$(0.26)	$0.31

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        For information regarding change in accountants, see Form 8-K filed by the Company on August 23, 2004, which is incorporated in this section by reference. There were no disagreements with the accountants.

Item 9A.    Controls and Procedures

1.
Evaluation of disclosure controls and procedures.

        Based on reviews by the Company's President and Chief Executive Officer and Vice President and Acting Chief Financial Officer of the Company's disclosure controls and procedures, conducted within 90 days of the filing of this Form 10-K, as evidenced by the certifications appearing at the end of this Form 10-K, the aforementioned Officers have concluded that the controls are working effectively.

2.
Changes in Internal Controls over Financial Reporting

        There was no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter.

        As a non-accelerated filer, the Company is evaluating actions necessary to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting.

        The Company continues to assess the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist. The Company also continues to monitor the potential changes to the requirements of the Act for non-accelerated filers.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information with regard to the Directors of the registrant is set forth in the Proxy Statement of the registrant relating to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by this reference. Certain information regarding Executive Officers is set forth below and also in the Proxy Statement of the registrant relating to the 2005 Annual Meeting of Stockholders, under "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," which information is incorporated by this reference. We have adopted a Code of Ethics for Senior Officers and all other Principal Executive Officers and Managers that applies to our Chief Executive Officer, Chief Financial Officer and other Senior Financial Officers. The code of ethics is publicly available on our website at www.maineandmaritimes.com.

  Executive Officers

        The Executive Officers of the registrant are as follows:

Name	Title	Age	Office Continuously Held Since
J. Nicholas Bayne	President and Chief Executive Officer	52	9/1/2002
Michael I. Williams	Vice President, Acting Chief Financial Officer, Controller, Assistant Treasurer & Assistant Secretary	38	12/5/2005
John P. Havrilla	Vice President, Corporate Strategy and Chief Development Officer	48	6/3/2005
Annette N. Arribas	Vice President, Investor Relations & Treasurer	41	6/3/2005
Patrick C. Cannon	General Counsel, Secretary and Clerk	34	12/1/2004

        James Nicholas (Nick) Bayne, age 52, has been a Director since 2002 and serves as MAM's President and Chief Executive Officer. He also holds the office of Chief Executive Officer and serves on the Board of Directors of Maine Public Service Company, and holds the office of President and Chief Executive Officer and serves on the Boards of Directors of Maine & New Brunswick Electrical Power Co., Ltd., The Maricor Group, The Maricor Group, Canada Ltd, The Maricor Group New England, Inc., Maricor Properties Ltd, Maricor Technologies, Inc., Mecel Properties Ltd, Cornwallis Court Developments Ltd. and Maricor Ashford, Ltd. Mr. Bayne has extensive executive management experience in the regulated and unregulated energy, electric utility and economic/real estate development industries. He has served as an executive consultant to the energy and information technologies industries; CEO of Aspect, LP, a Houston-based energy risk management and FASB 133 ASP software firm; Senior Vice President for Energy Sales and Operations for Duke Energy's unregulated retail energy services company; Vice President for MEAG Power; President of the Business and Industrial Development Corporation; and positions with Carolina Power & Light Company and Central Electric Power Cooperative, Inc. He holds degrees from Southwestern Community College and the University of South Carolina with concentrations in environmental science, business administration, and economic geography.

        Michael I. Williams, CPA, CIA, age 38, Vice President, Acting Chief Financial Officer, Chief Accounting Officer, Controller, Assistant Treasurer, and Assistant Secretary. A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over fifteen years of experience, including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings ten years of experience in the utilities industry with Bangor Hydro-Electric Company, his employer prior to joining Maine & Maritimes Corporation. He is a graduate of the University of Maine.

        John P. Havrilla, P.E., age 48, Vice President, Corporate Strategy and Chief Development Officer. Mr. Havrilla directs Maine & Maritimes Corporation's unregulated growth and diversification strategy. Mr. Havrilla has more than twenty years of electric and natural gas industry experience, as well as consulting engineering experience in both regulated and unregulated environments. Prior to joining the Company, he served as an executive energy and engineering consultant to the electric utilities and industrial sectors. He served as Vice President of Strategic and Financial Systems and Corporate Secretary for Duke Energy's unregulated retail energy services company serving the U.S. and Canada. He has also served in positions with Duke Power and New York State Electric & Gas. Mr. Havrilla holds a Bachelor of Science in Electrical Engineering Technology from the Pennsylvania State University and is a Licensed Professional Engineer in the states of Maine and New York.

        Annette N. Arribas, CTP, age 41, Vice President, Investor Relations and Treasurer. Ms. Arribas is responsible for all investor relations activities, as well as the corporate treasury function. Her experience includes having worked in both the regulated and unregulated electric energy sectors, as well as managerial and investor relations positions in the banking and insurance/investment industries. She holds a Masters in Business Administration degree from the University of Maine, Graduate School of Business, a Bachelor of Arts degree in Management from the University of Maine, is a graduate of the Investor Relations Program of the National Investor Relations Institute at the University of Michigan Business School, and has earned the designation of Certified Treasury Professional.

        Patrick C. Cannon, Esquire, 34, General Counsel, Secretary and Clerk. Mr. Cannon serves as General Counsel and Secretary. He is responsible for managing legal affairs for the Company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation, Mr. Cannon spent seven years in private practice with the law firms of Davis Wright Tremaine LLP in Seattle, Washington and Parsons Behle & Latimer in Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

        Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 9, 2006.

        There are no family relationships among Executive Officers.

Item 11.    Executive Compensation

        Information for this item is set forth in the Proxy Statement of the registrant relating to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information for this item is set forth in the Proxy Statement of the registrant relating to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

        Information for this item is set forth in the Proxy Statement of the registrant relating to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14.    Principal Accountant Services and Fees.

        Information for this item is set forth in the Proxy Statement of the registrant relating to its 2006 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements are included in Part II—Item 8 of this report.

(2)
Schedule II—Valuation of Qualifying Accounts and Reserves.

    All other schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits for Maine & Maritimes Corporation are listed in the Index to Exhibits.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 24th of March, 2006.

MAINE & MARITIMES CORPORATION
By:	/s/ MICHAEL I. WILLIAMS Michael I. Williams Vice President, Acting Chief Financial Officer, Chief Accounting Officer and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD G. DAIGLE Richard G. Daigle	Chairman of the Board and Director
/s/ J. NICHOLAS BAYNE J. Nicholas Bayne	President & CEO and Director
/s/ ROBERT E. ANDERSON Robert E. Anderson	Director
/s/ D. JAMES DAIGLE D. James Daigle	Director
/s/ DAVID N. FELCH David N. Felch	Director
/s/ MICHAEL W. CARON Michael W. Caron	Director
/s/ DEBORAH L. GALLANT Deborah L. Gallant	Director
/s/ NATHAN L. GRASS Nathan L. Grass	Director
/s/ LANCE A. SMITH Lance A. Smith	Director

Schedule II

Maine & Maritimes Corporation & Subsidiaries
Valuation of Qualifying Accounts & Reserves
For the Years Ended December 31, 2005, 2004 and 2003

		Additions			Deductions
(In thousands of dollars)	Balance at Beginning of Period	Costs & Expenses	Accounts Previously Written Off	Reserve on Acquired Receivables	Accounts Written Off As Uncollectible	Balance at End of Period
Reserve Deducted From Asset To Which It Applies:
Allowance for uncollectible accounts
2005	690	(90)	163	—	391	372
2004	236	466	135	305	452	690
2003	214	297	157	—	432	236

INDEX TO EXHIBITS

        Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference. (* indicates filed herewith)

3(a	)	Articles of Incorporation (Exhibit 3(a) to 2004 MAM Form 10-K)
3(b	)	By-laws of the Company (Exhibit 3(b) to 2004 MAM Form 10-K)
4(a	)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS's First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)
4(b	)	Nineteenth Supplemental Indenture, Dated May 1, 1998. (Exhibit 4(v) to 1998 MPS Form 10-K)
4(c	)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to 2000 MPS Form 10-K)
*4(d	)	Twenty-first Supplemental Indenture, Dated March 1, 2005.
4(e	)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)
4(f	)	Fourth Supplemental Indenture of the Second Mortgage and Deed of Trust Dated May 1, 1998. (Exhibit 10(v) to 1998 MPS Form 10-K).
4(g	)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to 1998 MPS Form 10-K).
4(h	)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS's Form 10-Q for the quarter ended June 30, 2002).
10(a	)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)
10(b	)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)
10(c	)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(d	)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(e	)
Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)
10(f	)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(g	)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10(h	)
Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)
10(i	)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)
10(j	)
Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)
10(k	)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(l	)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)
10(m	)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(g) to 1986 MPS Form 10-K)
10(n	)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)
10(o	)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)
10(p	)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)
10(q	)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 MPS Form 10-K)
10(r	)
Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs. (Exhibit 99(ak) to 2001 MPS Form 10-K)
10(s	)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization. (Exhibit 99(ao) to 2003 MAM Form 10-K.)
10(t	)	Order dated October 29, 2003 of Maine Public Utilities Commission in Docket No. 2003-85 giving final approval to increase in MPS electric delivery rates. (Exhibit 99(ap) to 2003 MAM Form 10-K.)
10(u	)	Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to 1998 MPS Form 10-K)
10(v	)
Settlement Agreement dated February 11, 2004, among, MPS, other parties, FERC Trial Staff, and the MPUC regarding changes to the MPS Formula Rate under the FERC Open Access Transmission Tariff. (Exhibit 99(aq) to 2003 MAM Form 10-K.)
10(w	)
Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998. (Exhibit 10(x) to 1998 MPS Form 10-K)

10(x	)
Stipulation dated February 19, 2004, approved by order dated February 27, 2004 of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2003-666 approving stranded cost revenue requirements effective March 1, 2004. (Exhibit 99 to MAM Form 8-K, dated March 2, 2004.)
*10(y	)	Maine & Maritimes Corporation 2002 Stock Option Plan
*10(z	)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement.
*10(aa	)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors
*10(ab	)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement.
10(ac	)	Maine & Maritimes Corporation Stock Plan for Outside Directors (Exhibit 4 to Post-Effective Amendment No. 1 to Form S-8, dated July 30, 2003)
10(ad	)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to 2003 MAM Form 10-K.)
10(ae	)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003. (Exhibit 10(ak) to 2003 MAM Form 10-K.)
10(af	)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to 2003 MAM Form 10-K.)
10(ag	)
Assignment and Amendment Agreement to Employee Retention Agreement between J. Nicholas Bayne and Maine & Maritimes Corporation and Maine Public Service Company, dated October 3, 2003. (Exhibit 10(an) to 2003 MAM Form 10-K.)
*10(ah	)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.
*10(ai	)	Master Loan Agreement between MPS and Fleet Bank, dated November 22, 2004.
*10(aj	)	Credit Agreement between MPS and Bank of America, dated October 7, 2005.
*10(ak	)	Credit Agreement between MAM and Bank of America, dated October 21, 2005.
*10(al	)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006.
*21		Subsidiaries of the Company
*23		Consent of Independent Registered Public Accounting Firm
*31		Rule 13a-14(a)/15d-14(a) Certifications
*32		Certification of Financial Reports Pursuant to 18 USC Section 1350