Form 10-Q
period 2006-03-31
MAINE & MARITIMES CORP
filed 2006-05-11
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.         Accelerated filer ☐.         Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐.   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value — 1,637,211 shares

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMMS	Computerized Maintenance Management System
CMP	Central Maine Power Company
Cornwallis	Cornwallis Court Developments Ltd
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles
LIBOR	London InterBank Offering Rate
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NMISA	Northern Maine Independent System Administrator
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
RES	RES Engineering, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and Distribution
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
VCC	Vitale, Caturano & Company
VEBA	Voluntary Employee Benefit Association
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation (“MAM” or the “Company”) and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter ended March 31, 2006, and for the corresponding period of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2006, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of March 31, 2006; (4) an audited consolidated balance sheet as of December 31, 2005, the end of Maine & Maritimes Corporation’s preceding fiscal year; and (5) an unaudited statement of consolidated shareholders’ equity for the period January 1 (beginning of the fiscal year) through March 31, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at March 31, 2006, and December 31, 2005; the results of their operations for the three months ended March 31, 2006 and 2005; and their cash flows for the three months ended March 31, 2006, and 2005.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.               Maine Public Service Company (“MPS”) and its wholly-owned Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”), which is currently inactive;

2.               The Maricor Group and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and its wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”);

3.               Maricor Properties Ltd, (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiaries Mecel Properties Ltd (“Mecel”) and Cornwallis Court Developments Ltd (“Cornwallis”);

4.               Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary; and

5.               Energy Atlantic, LLC (“EA”), an inactive subsidiary.

Maine & Maritimes Corporation and Subsidiaries

*   Maine & New Brunswick Electrical Power Company, Ltd and Energy Atlantic, LLC are inactive companies.

General Descriptions of the Parent Company and its Subsidiaries:

•          Maine & Maritimes Corporation is a holding company incorporated in the state of Maine, and is the ultimate parent company for all business segments. MAM maintains investments in (a) a regulated electric transmission and distribution utility operating within the state of Maine, United States of America, (b) mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management, energy efficiency, and asset development companies within the United States and Canada, (c) real estate investment and development companies in Canada, and (d) a facilities asset governance, lifecycle management and sustainability software development company in the United States. MAM is headquartered in Presque Isle, Maine.

•          The Maricor Group is an energy asset development and mechanical, electrical and plumbing/fire protection engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service engineering design and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED”™). The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Hudson and Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

•          The Maricor Group New England is a mechanical and electrical engineering subsidiary of The Maricor Group with offices in Hudson and Boston, Massachusetts, offering the services of The Maricor Group within New England, particularly the greater Boston area and other regions of the Commonwealth of Massachusetts. TMGNE was acquired by TMG on June 15, 2004. TMGNE, formerly RES Engineering, Inc., was acquired by TMG in mid-June, 2004.

•          The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.  TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consultants, Inc. (“Eastcan”) on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers (“M&R”). Both companies are now operating divisions of TMGC.

•          Maricor Properties Ltd (“Maricor Properties”) is a Canadian real estate development, redevelopment and investment company focused on sustainable development and “smart growth” principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs. It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts promoting renewal of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.

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

•          Maricor Technologies, Inc. (“MTI”), formed on February 14, 2005, develops information technology and software products for sustainable governance of facilities, infrastructure and buildings. On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems Assets Management, LLC. The Maricor Group, which owns a channel market license for certain Atlantic Canadian and New England markets and vertical sectors, utilizes the software in the delivery of its sustainable asset management services. MTI markets its products throughout North America and is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

Maricor Technologies’ software products currently include “iPlan™” and “Building Blocks™.”  iPlan™ is a web-based software tool serving the facility capital planning, performance management and stakeholder reporting of organizations. It integrates with enterprise systems to support technically driven capital planning, project management and budgeting processes enabling or supporting (a) lifecycle capital planning and forecasting, (b) capital funds management, (c) capital performance management, (d) stakeholder reporting, (e) energy efficiency and emissions analysis, (f) energy assessments and related capital planning, (g) security assessments and related capital planning, and (h) facility condition assessment and related capital planning. “Building Blocks™” is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

•          Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS’s service territory have been purchasing energy from suppliers other than MPS. This energy comes from Competitive Electricity Suppliers (“CES”) or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service (“SOS”) provider. SOS providers are determined through a bid process conducted by the Maine Public Utilities Commission (“MPUC”). MPS provides the transportation through its transmission and distribution wires infrastructure. Its service area covers approximately 3,600 square miles, with a population of 72,000. The utility is regulated by the Federal Energy Regulatory Commission (“FERC”) and the MPUC. MPS is headquartered in Presque Isle, Maine.

Electric sales in the Company’s territory are seasonally influenced, and the Company’s results of operations reflect this seasonal nature. The highest usage occurs during the five heating season months, from November through March due to heating-related requirements and shorter daylight hours. The rate year is divided into two periods, with higher rates in place in the winter months to encourage conservation. Also, due to the climate in the northern Maine area, the majority of MPS’s construction program is completed during the spring, summer and fall months.

•          Maine & New Brunswick Electrical Power Company, Ltd is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets. Me&NB was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.

•          Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, and is classified as discontinued operations. EA formerly competed for electric supply customers within the northern and southern regions of the state of Maine as a CES from March 1, 2000, through February 28, 2004, and also provided the Standard Offer supply for Central Maine Power Company’s (“CMP’s”) territory from March 1, 2000, through February 28, 2002, and 20% of the medium non-residential SOS in MPS’s territory from March 1, 2000, through February 28, 2001.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended March 31,
	2006	2005
Operating Revenues
Regulated	$10,051	$10,315
Unregulated	1,662	1,421

Total Revenues	11,713	11,736

Operating Expenses
Regulated Operation & Maintenance	3,745	3,353
Unregulated Operation & Maintenance	2,291	1,937
Depreciation	770	707
Amortization of Stranded Costs	2,810	2,786
Amortization	192	107
Taxes Other Than Income	533	474
Provision for Income Taxes—Regulated	750	1,079
Benefit of Income Taxes—Unregulated	(460)	(252)

Total Operating Expenses	10,631	10,191

Operating Income	1,082	1,545

Other Income (Deductions)
Equity in (Loss) Income of Associated Companies	(8)	49
Interest and Dividend Income	6	3
Allowance for Equity Funds Used During Construction	1	4
Provision for Income Taxes	(22)	(1)
Other—Net	(46)	(26)

Total	(69)	29

Income Before Interest Charges	1,013	1,574
Interest Charges
Long-Term Debt and Notes Payable	881	647
Less Stranded Costs Carrying Charge	(401)	(340)
Less Allowance for Borrowed Funds Used During Construction	—	(2)

Total	480	305

Net Income from Continuing Operations	533	1,269

Discontinued Operations
Income from Discontinued Operations	—	13
Income Tax Provision	—	(5)

Income from Discontinued Operations	—	8

Net Income Available for Common Stockholders	$533	$1,277

Average Shares of Common Stock Outstanding	1,637,211	1,635,906

Basic Earnings Per Share of Common Stock From Continuing Operations	$0.33	$0.78

Basic Earnings Per Share of Common Stock From Discontinued Operations	—	—

Basic Earnings Per Share of Common Stock From Net Income	$0.33	$0.78

Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.33	$0.78

Diluted Earnings Per Share of Common Stock From Discontinued Operations	—	—

Diluted Earnings Per Share of Common Stock From Net Income	$0.33	$0.78

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Three Months Ended March 31,
	2006	2005
Cash Flow From Operating Activities
Net Income	$533	$1,277
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	770	707
Amortization	458	385
Deferred Income Taxes—Net	318	240
Change in Deferred Regulatory and Debt Issuance Costs	(1,438)	(675)
Amortization of W/S Upfront Payment	363	363
Change in Benefit Obligations	163	315
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	924	443
Other Current Assets	(146)	647
Accounts Payable	409	(1,133)
Other Current Liabilities	9	(191)
Other—Net	(106)	185

Net Cash Flow Provided By Operating Activities	2,257	2,563

Cash Flow From Financing Activities
Dividend Payments	—	(409)
Repayments of Long-Term Debt	(195)	(150)
Short-Term Repayments, Net	(1,044)	(74)

Net Cash Flow Used For Financing Activities	(1,239)	(633)

Cash Flow From Investing Activities
Cash Paid on Stock Price Protection Agreements	(244)	—
Acquisitions, Net of Cash Acquired	—	(50)
Change in Restricted Investments	(1)	(1)
Investment in Fixed Assets	(1,246)	(1,840)

Net Cash Flow Used For Investing Activities	(1,491)	(1,891)

Increase (Decrease) in Cash and Cash Equivalents	(473)	39
Cash and Cash Equivalents at Beginning of Period	781	1,193

Cash and Cash Equivalents at End of Period	$308	$1,232

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$843	$631
Income Taxes	$—	$3
Non-Cash Activities:
Value of Preferred Stock Issued for Acquisition	$—	$950
Fair Market Value of Stock Issued to Directors	$6	$7

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

(In thousands of dollars)	March 31,	December 31,
	2006	2005
ASSETS
Plant:
Electric Plant in Service	$99,009	$98,998
Non-Utility Plant	10,046	10,217
Less Accumulated Depreciation	(41,701)	(40,845)

Net Plant in Service	67,354	68,370
Construction Work-in-Progress	2,158	1,883

Total	69,512	70,253

Investment in Associated Companies	2,033	1,994

Net Plant and Investments in Associated Companies	71,545	72,247

Current Assets:
Cash and Cash Equivalents	308	781
Accounts Receivable (less allowance for uncollectible accounts of $392 in 2006 and $372 in 2005)	7,671	7,963
Unbilled Revenue	912	1,071
Inventory	545	600
Income Tax Refund Receivable	640	973
Prepayments	344	479
Unbilled Contract Revenue	1,014	816

Total	11,434	12,683

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	10,038	10,795
Recoverable Seabrook Costs	11,391	11,669
Regulatory Assets—Deferred Income Taxes	5,687	5,794
Regulatory Assets—Post-Retirement Medical Benefits	109	115
Deferred Fuel and Purchased Energy Costs	31,184	29,906
Regulatory Asset—Power Purchase Agreement Restructuring	1,088	1,451
Unamortized Premium on Early Retirement of Debt	1,256	1,308
Deferred Regulatory Costs	1,325	1,334

Total	62,078	62,372

Other Assets:
Intangible Assets (net of accumulated amortization of $395 in 2006 and $284 in 2005)	728	103
Goodwill	6,364	6,374
Unamortized Debt Issuance Costs	610	424
Restricted Investment (at cost, which approximates market)	2,454	2,453
Miscellaneous	1,667	1,119

Total	11,823	10,473

Total Assets	$156,880	$157,775

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)

(In thousands of dollars)	March 31,	December 31,
	2006	2005
Capitalization:
Shareholders’ Equity (see accompanying statements)	$48,425	$47,786
Long-Term Debt	35,404	35,614

Total	83,829	83,400

Current Liabilities:
Long-Term Debt Due Within One Year	2,614	2,612
Notes Payable to Banks	12,951	14,098
Accounts Payable	4,983	4,465
Accounts Payable—Associated Companies	256	250
Accrued Employee Benefits	1,319	1,433
Customer Deposits	41	36
Interest Accrued	184	146
Deferred Contract Revenue	98	132

Total	22,446	23,172

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,477	5,683
Carrying Value of Interest Rate Hedge	780	1,387
Uncollected Maine Yankee Decommissioning Costs	10,038	10,795
Other Regulatory Liabilities	424	458
Deferred Income Taxes	27,779	27,333
Accrued Post-retirement Benefits and Pension Costs	4,814	4,655
Investment Tax Credits	100	106
Miscellaneous	1,193	786

Total	50,605	51,203

Commitments, Contingencies, and Regulatory Matters (Note 8)	—	—

Total Capitalization and Liabilities	$156,880	$157,775

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)
	Shares Issued and Outstanding		Common		Preferred
	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	1,636,779	9,500	$11,458	$1,387	$—	$950	$34,187	$(196)	$47,786

Common Stock Issued	432		3	3					6

Stock Contingency from
Acquisitions				(244)					(244)

Net Income							533		533
Other Comprehensive
Income (Loss):
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $13								(20)	(20)
Changes in Value of Interest Rate Hedge, Net of Tax Provision of $243								364	364

Total Other Comprehensive
Income									344

Total Comprehensive Income									877

Balance, March 31, 2006	1,637,211	9,500	$11,461	$1,146	$—	$950	$34,720	$148	$48,425

MAM had five million shares of $7 per share common stock authorized, with 1,637,211 and 1,636,779 shares issued and outstanding as of March 31, 2006, and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, MAM had 500,000 shares of $.01 per share preferred stock authorized, with 9,500 shares issued and outstanding.

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

2.               The Maricor Group (“TMG”, formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”, formerly known as RES Engineering, Inc.) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC,” formerly Maricor Ltd);

3.               Maricor Properties Ltd (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”), as well as a 50% owner of Maricor Ashford Ltd;

4.               Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary; and

5.               Energy Atlantic, LLC (“EA”), an inactive subsidiary.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of the above subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

The Maricor Group and The Maricor Group, Canada Ltd were organized on November 6, 2003, and November 12, 2003, respectively. On June 15, 2004, The Maricor Group acquired RES Engineering Inc. (now The Maricor Group, New England), a Massachusetts corporation providing mechanical and electrical engineering services located in Hudson, Massachusetts with an additional office in Boston, Massachusetts. In separate transactions, The Maricor Group, Canada Ltd acquired Eastcan Consultants, Inc. (“Eastcan”), a New Brunswick, Canada corporation and its subsidiaries and affiliates effective December 1, 2003; and Morris & Richard Consulting Engineers, Ltd. (“M&R”), a Nova Scotia, Canada corporation and its subsidiaries and affiliates effective June 1, 2004. Both companies were mechanical and electrical engineering firms with principal places of business located in New Brunswick and Nova Scotia, Canada respectively. Eastcan and M&R were amalgamated into a single Canadian entity, The Maricor Group, Canada Ltd which is a wholly-owned subsidiary of The Maricor Group.

Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business of the The Maricor Group, Canada Ltd’s Nova Scotia division. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”). Maricor Properties Ltd has undertaken significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations were provided by The Maricor Group, Canada Ltd. The Maricor Group, Canada Ltd’s New Brunswick division relocated its principal operations in the facility during the fourth quarter of 2004.

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary. Concurrently, MTI acquired lifecycle asset management and capital budget planning software assets that complement MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies. MTI is headquartered in Presque Isle, Maine, with offices in Portland, Maine.

All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

Critical Accounting Policies

The Company’s accounting policies have not changed since December 31, 2005. The critical accounting policies disclosed in the Company’s 2005 Annual Report on Form 10-K are incorporated herein by reference.

2.                 INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB, TMGC, and MTI. The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

(In thousands of dollars)	For the Quarters Ending March 31,
	2006	2005
Current income taxes
Federal	$228	$537
State	51	200
Canadian	(159)	(111)

Total current income taxes	120	626

Deferred income taxes
Federal	180	194
State	18	19
Canadian	—	—

Total deferred income taxes	198	213

Investment credits, net	(6)	(6)
Total income taxes	$312	$833

Allocated to:
Operating income
- Regulated	$750	$1,079
- Unregulated	(460)	(252)

Subtotal	290	827
Discontinued Operations	—	5

Total Operating	290	832
Other income	22	1
Total	$312	$833

For the three months ended March 31, 2006, and 2005, the effective income tax rates were 36.9% and 39.4%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are increased presence in Canada, and certain expenses under US GAAP that are not deductible for Canadian tax purposes.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2005 or 2004.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. In addition, the Company has accumulated approximately $355,000 of net operating losses in Canada, which we believe are fully recognizable in future years. For the quarter ended March 31, 2006, and the year ended December 31, 2005, Management evaluated the deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2006, and December 31, 2005:

(In thousands of dollars)
	March 31, 2006	December 31, 2005
Seabrook	$6,197	$6,350
Property	8,899	8,899
Flexible pricing revenue	588	584
Deferred fuel	12,441	11,931
Wheelabrator-Sherman up-front payment	434	579
Pension and post-retirement benefits	(979)	(938)
OCI	107	(142)
Other	92	70

Net accumulated deferred income taxes	$27,779	$27,333

3.                 DISCONTINUED OPERATIONS — ENERGY ATLANTIC

The Company recognized income from discontinued operations associated with termination of the activity of its competitive energy supplier, Energy Atlantic, of $8,000 for the quarter ended March 31, 2005, classified as discontinued operations in the Statement of Consolidated Operations.  Energy Atlantic had no impact on operations in the first quarter of 2006. The following table summarizes the statement of operations for EA:

	Quarter Ended
(In thousands of dollars)	March 31,
	2006	2005
Revenue	$—	$—
Expenses	—	(13)
Other income, deductions and interest	—	—

Pretax income from discontinued operations	—	13
Income tax (provision)	—	(5)

Income from discontinued operations	$—	$8

Income per share from discontinued operations (basic and diluted)	$—	$—

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of March 31, 2006, and December 31, 2005 are as follows:

(In thousands of dollars)	March 31,
	2006	2005
Assets
Cash and Cash Equivalents	$—	$107
Income tax benefit - Intercompany	229	257
Other Assets	—	2

Total Assets	$229	$366

Liabilities
Accounts payable	$3	$6

Total Liabilities	$3	$6

4.                 SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•                  Regulated electricity utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•                  Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines;

•                  Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd, and all of their real estate holdings, as well as its joint venture, Maricor Ashford, Ltd;

•                  Unregulated software technology: Maricor Technologies, Inc.;

•                  Unregulated energy marketing: EA, an inactive subsidiary; and

•                  Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

The segment information for 2005 has been reclassified to conform to the 2006 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support service to MPS, TMG, Maricor Properties, MTI and their subsidiaries. The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations. The cost of corporate service provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries. MPS also provides services to MAM and other affiliates. These services are billed to MAM at cost through inter-company transactions.

	(In thousands of dollars)
	Three Months Ended March 31, 2006
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$10,051	$—	$—	$—	$—	$—	$10,051
Unregulated	—	1,349	345	38	—	(70)	1,662

Total Operating Revenues	10,051	1,349	345	38	—	(70)	11,713

Operating Expenses
Regulated Operation & Maintenance	3,745	—	—	—	—	—	3,745
Unregulated Operation & Maintenance	—	1,526	199	199	—	367	2,291
Depreciation	715	4	50	—	—	1	770
Amortization of Stranded Cost	2,810	—	—	—	—	—	2,810
Amortization	79	22	91	—	—	—	192
Taxes Other than Income	485	20	—	12	—	16	533
Income Taxes	750	(110)	(78)	(69)	—	(203)	290

Total Operating Expenses	8,584	1,462	262	142	—	181	10,631

Operating Income (Loss)	1,467	(113)	83	(104)	—	(251)	1,082

Other Income (Deductions)
Equity in Income of Associated Companies	47	—	(55)	—	—	—	(8)
Interest and Dividend Income	5	9	1	—	—	(9)	6
Other Income (Deductions)	(60)	(7)	—	—	—	—	(67)

Total Other Income (Deductions)	(8)	2	(54)	—	—	(9)	(69)

Income (Loss) Before Interest Charges	1,459	(111)	29	(104)	—	(260)	1,013

Interest Charges	256	58	115	—	—	51	480

Income (Loss) from Continuing Operations	1,203	(169)	(86)	(104)	—	(311)	533

Income from Discontinued Operations	—	—	—	—	—	—	—

Net Income (Loss)	$1,203	$(169)	$(86)	$(104)	$—	$(311)	$533

Total Assets	$131,370	$11,373	$8,782	$1,870	$229	$3,256	$156,880

	(In thousands of dollars)
	Three Months Ended March 31, 2005
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$10,315	$—	$—	$—	$—	$—	$10,315
Unregulated	—	1,403	69	3	—	(54)	1,421

Total Operating Revenues	10,315	1,403	69	3	—	(54)	11,736

Operating Expenses
Regulated Operation & Maintenance	3,353	—	—	—	—	—	3,353
Unregulated Operation & Maintenance	—	1,472	75	23	—	367	1,937
Depreciation	691	3	13	—	—	—	707
Amortization of Stranded Cost	2,786	—	—	—	—	—	2,786
Amortization	73	34	—	—	—	—	107
Taxes Other than Income	438	22	—	2	—	12	474
Income Taxes	1,079	(15)	(10)	(9)	—	(218)	827

Total Operating Expenses	8,420	1,516	78	16	—	161	10,191

Operating Income (Loss)	1,895	(113)	(9)	(13)	—	(215)	1,545

Other Income (Deductions)
Equity in Income of Associated Companies	49	—	—	—	—	—	49
Interest and Dividend Income	3	—	—	—	—	—	3
Other Income (Deductions)	(8)	(1)	1	—	—	(15)	(23)

Total Other Income (Deductions)	44	(1)	1	—	—	(15)	29

Income (Loss) Before Interest Charges	1,939	(114)	(8)	(13)	—	(230)	1,574

Interest Charges	241	38	22	—	—	4	305

Income (Loss) from Continuing Operations	1,698	(152)	(30)	(13)	—	(234)	1,269

Income from Discontinued Operations	—	—	—	—	8	—	8

Net Income (Loss)	$1,698	$(152)	$(30)	$(13)	$8	$(234)	$1,277

Total Assets	$137,818	$6,439	$2,565	$1,598	$366	$2,827	$151,613

5.                 INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Ashford Ltd

Maricor Properties Ltd is a partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46(R)”), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method, consistent with APB18 and industry practice.

Dividends received from Maine Yankee during the first quarter of 2006 were approximately $41,000. Maine Yankee did not pay a dividend in the first quarter of 2005. During the first quarter of 2006 and 2005, dividends from MEPCO were approximately $169,000 and $2,000, respectively. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

6.                 STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years. As of March 31, 2006, the CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Year of Issuance	2005	2004	2003	2002
Number of Options Granted	5,250	5,250	5,250	5,250
Vesting Period	3 years	3 years	3 years	3 years
Number of Options Vested and Exercisable	—	—	—	5,250
Dividend Yield	4.08%	4.75%	4.60%	4.70%
Volatility	20.0%	20.0%	20.0%	20.0%
Risk-Free Interest Rate	3.80%	4.33%	3.00%	4.60%
Expected Life	7 years	7 years	7 years	7 years

The stock options are valued using the Black-Scholes valuation model. The total value of all options granted as of March 31, 2006, is approximately $68,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheets. Compensation expense of $8,000 was recognized during the first quarter of 2006, none of which was capitalized.

A summary of the status of the Company’s stock option plan as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Average Exercise Price
Options	2006	2006

Outstanding at December 31, 2005	21,000	$29.80
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2006	21,000	$29.80

Options exercisable at March 31, 2006	5,250	$30.45
Weighted-average fair value of options granted	$4.31

The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 3/31/06	Weighted- Average Exercise Price
$26.65 - $32.00	21,000	7.92 yrs	$29.80	5,250	$30.45

Dilutive earnings per share impact of outstanding stock options:

	Three Months Ended March 31,
	2006	2005
Net Income (in thousands)	$533	$1,277
Shares used in computation:
Weighted-average common shares outstanding in computation of basic earnings per share	1,637,211	1,635,906
Dilutive effect of preferred stock	9,500	5,955
Shares used in computation of earnings per common share assuming dilution	1,646,711	1,641,861
Net income per share basic	$0.33	$0.78
Net income per common share diluted	$0.33	$0.78

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

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Employees of non-regulated companies, with the noted exception of certain MAM employees, are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. New employees hired on or after January 1, 2006, are not eligible for the Company’s pension plan.

The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company plans to contribute approximately $165,000 to the pension plan for 2005 in 2006, prior to the filing of its 2005 corporate income tax return.  The Company also expects to contribute approximately $214,000 per quarter during 2006 for 2006 estimated payments, and an additional $650,000 in 2007 for 2006 prior to the filing of the 2006 corporate income tax return.

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

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1.06 million, representing deferred post-retirement benefits. As an element of its four-year rate plan, the company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. This regulatory asset became fully amortized in December 2005.

The Company also maintains a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments.

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Pension Benefits		Health Care Benefits
	Quarters Ended March 31,
	2006	2005	2006	2005
Service cost	$122	$120	$46	$48
Interest cost	283	284	126	134
Expected return on plan assets	(270)	(281)	(54)	(54)
Amortization of transition obligation	—	—	36	36
Amortization of prior service cost	23	23	(15)	(15)
Recognized net actuarial (gain)	26	9	43	46

Net periodic benefit cost	$184	$155	$182	$195

8.                 COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Maine Public Utilities Commission 2006 Distribution Rate Case

On January 11, 2006, MPS filed notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates. Subsequently, on March 13, 2006, the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company is currently participating in discovery on its request and expects to implement new distribution rates not later than December 1, 2006, per the rate examiner’s schedule.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of $238,422 instead of the previously projected increase of $388,923. This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are next adjusted. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will continue to provide progress reports as required. The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006; the agreement changed the amount of this increase to retail customers from $388,923 to $272,263. The Company is currently awaiting final approval to the 2005 OATT Settlement Agreement from the FERC, which is expected by June 1, 2006.

Request for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line

On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of Certificate of Public Convenience and Necessity (“CPCN”) pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

The project was proposed in order to ensure the reliability and integrity of the MPS transmission grid under scenarios of reduced on-system generator availability and peak load growth. MPS submitted that the available firm transfer capability of the transmission system when added to the remaining on-system hydro generation was not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable. The proposed line would have addressed this by significantly increasing the load-serving capability of the northern Maine region and would have served to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid. Additional benefits of the proposed line included the potential for increasing the number of competitive retail electric suppliers and increasing the attractiveness of the region for development of additional generation, such as wind farms, by providing increased transmission export capacity.

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain risks identified by MPS. The Company filed for reconsideration of the Order on November 8, 2005 based on the likelihood that Linekin Bay Energy Company, LLC may elect to utilize the CPCN filed in this Docket in order to construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system. On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities. MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted a MPS request for waiver of the specific requirements of the October 21, 2005 Order until the NMISA finalized their proposed market rule changes that were presented to the Commission on or about March 1, 2006. Through December 31, 2005, approximately $844,000 was spent on this transmission project. MPS expects to seek recovery of these costs in its transmission rates and is currently pursuing other recovery options. MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

Request for Issuance of Certificate of Public Necessity in Connection with Transmission Service Reservations

In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which was subject to MPS obtaining all necessary regulatory approvals, MPS proposed to reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005, MPS proposed several changes to the Commitment Agreement, to include a reduction in the reservation quantity from 35 MW to 20 MW. Hearings on Phase II were conducted on December 6 and 7, 2005. On March 10, 2006 the Commission issued an Order in Phase II denying the certificate of public convenience and necessity that would allow MPS to enter into the Commitment Agreement with NB Power Transmission Corporation. Subsequently, MPS notified NB Power that the Commitment Agreement was terminated on March 13, 2006.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates should be changed effective March 1, 2004, to reflect any changes in MPS’s stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11.8 million per year to satisfy its approved stranded cost revenue requirements for the “rate effective period” beginning March 1, 2004, and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004 was $11.54 million. Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period. The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

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

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required; of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004, prior to any adjustment was projected to be $18.8 million. Under the stipulation MPS was allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2.896 million, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004 of $21.734 million. Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004 adjustment to the deferred fuel balance. During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity. The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments. MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004, will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings. In the year 2004, the Company recorded deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges. The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect. Earnings from carrying charges on the Company’s stranded costs in 2004 were approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004. The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary. Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December 2006 and the amortization of the deferred fuel balance though 2012. Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012. These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time. Management continues to analyze means to help mitigate the impact of this stipulation on future net incomes and cash flows.

In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman Contract Buy Down shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost” in the accompanying balance sheet related to this contract was $31.2 million at March 31, 2006, and $29.9 million at December 31, 2005, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $8.9 million from April 1, 2006, through December 31, 2006. Since March 1, 2004, WPS-PDI has purchased 100% of WS’s output.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-

year program. In addition, transformers that pass the inspection criteria are being refurbished and refitted with lightning arrestors and animal guards. The current estimated cost of the project is $2.6 million and, as of March 31, 2006, $1.59 million has been spent on this effort. The $1.04 million remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

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

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”). The following summarizes payments for leases for a period in excess of one year for the quarters ended March 31, 2006, and 2005:

(In thousands of dollars)	2006	2005
Office Equipment	$4	$12
Building	50	188
Vehicles	2	8
Rights of Way	—	31
Total	$56	$239

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
2006	$249
2007	$214
2008	$203
2009	$185
2010	$71

Maricor Properties’ Leases

Maricor Properties leases office space to TMGC in Moncton, New Brunswick and Halifax, Nova Scotia. All other net operating leases are to outside third parties. The minimum lease revenue expected from the third-party lease arrangements does not include utilities and maintenance expenses that will be paid by the third parties.

5-Year Minimum Lease Payments for External Parties Leases

Years	Minimum Lease Revenue
2006	$632
2007	$650
2008	$660
2009	$644
2010	$582

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement whereby Delinea Corporation provides hosting services and technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $575,000 per year for years 2006-2013.

9.                 2005 ACQUISITION OF LIFECYCLE ASSET MANAGEMENT SOFTWARE

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary headquartered in Presque Isle, Maine, with offices in Portland, Maine. Concurrently, MTI acquired lifecycle asset management and capital budgeting planning software assets that complement MAM’s U.S. and Canadian engineering and facilities lifecycle asset management services companies. The software was acquired through a three-way transaction involving Delinea Corporation of Dallas, Texas and HCI Systems Asset Management, LLC, (“HCI”) of Portland, Maine.

The aggregate purchase price was $1.3 million, consisting of $50,000 cash, $950,000 of convertible preferred stock and a $200,000 “put option,” discussed below, as well as $100,000 in external costs for the purchase of the software. In accordance with SFAS No. 150, which requires certain financing instruments be recorded as debt, the Company has determined that the preferred shares are appropriately recorded as equity. Certain software license rights costing $262,000 transferred from MAM to MTI were not included in the aggregate purchase price. These rights are associated with the software purchased from HCI. Pursuant to EITF 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” these transferred rights have been included in MTI’s amortizable software asset. The assets acquired did not include purchased research and development costs. MTI is to receive approximately $12,000 to accept responsibility for HCI’s existing service contracts. This arrangement is not considered in the determination of purchase price of the software and is recorded as a liability, Unearned Maintenance Revenue. Upon analysis of comparable software owned by competitors, it was determined the purchase price approximated the fair value of the software being acquired; therefore, no goodwill or other intangible assets were recorded in this transaction. Operating results beginning from the transaction closing date are included in the financial statements of this Form 10-Q.

As described above, MTI recorded a $200,000 “put option” associated with this acquisition because HCI was granted future rights to acquire MTI common stock or additional cash payments, with MAM holding certain Call Rights. As a result of these rights, one of three alternative events will occur during the four-year period following closing:

1.                     HCI can choose to acquire, at no cost, MTI shares equal to 10 percent of the shares issued and outstanding at the time of exercise (a 20 day “Option Period” following the 4th anniversary of the close) by executing the HCI Stock Option.

2.                     HCI can receive $200,000 cash by exercising a Put Option during the “Option Period” described in 1 above, as long as they have not exercised the Stock Option.

3.                     MAM can cancel HCI’s rights described in 1 and 2 above by paying HCI $300,000 in cash and $300,000 in MAM Stock, a total of $600,000, under the terms of their Call Option.

Alternative 2 is the minimum known and measurable event, therefore, $200,000 was recorded as a “put option” and included in the purchase price.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. Should the Company incur further costs associated with the purchase of the software, the aggregate purchase price will be adjusted and disclosed accordingly.

At February 15, 2005

(In thousands of dollars)
Current assets — Accounts receivable	$12
Computer Software	1,294
Computer Hardware	7

Total assets acquired	$1,313

Current liabilities — Unearned Maintenance Revenue	12
Long-term debt	—

Total liabilities acquired	12

Net assets acquired	$1,301

10.          SUBSEQUENT EVENTS

New Financing Arrangements

On May 5, 2006, MAM borrowed $400,000 from Katahdin Trust Company through a 5-month unsecured note. The loan is at a variable rate of the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.50%. The interest rate as of the date of borrowing was 8.63%. Monthly payments of interest only are due throughout the term of the loan, with a full repayment of principal due at the end of the term.

Maine Yankee Settlement

As previously reported, Maine Yankee retained the right to recover damages from termination of its decommissioning contract with Stone & Webster. Under Docket No. ER98-580-004, the FERC accepted Maine Yankee’s proposed Incentive Budget Reconciliation Statement in conjunction with the Stone & Webster bankruptcy proceeding. Maine Yankee received $1.35 million in this settlement. The proceeds were distributed among the owners of Maine Yankee. MPS’s share of this distribution was $67,500, and was received in April 2006.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

MAM’s operating results were significantly impacted by a number of factors, particularly the unseasonably warm weather during the first quarter. MPS’s contribution to MAM’s earnings was approximately $264,000 less than the same quarter in 2005 as a result of decreased energy usage resulting from unseasonably warm weather. Its earnings continue to be impacted by increased distribution operating costs that are currently not fully recovered as a part of its MPUC approved distribution rates, as well as the impact of a lower rate of return on its stranded costs deferred fuel balance resulting from its March 1, 2004, stipulation in its Stranded Cost Rate Case with the MPUC. To address MPS’s lagging distribution return on rate base, the Company filed a request with the MPUC on March, 13, 2006, for a 9.9% or $3.24 million increase in average electric delivery rates. MPS expects to implement new distribution rates not later than December 1, 2006. However, at this time Management cannot predict with certainty whether a rate increase will be approved.

The Maricor Group and its subsidiaries, The Maricor Group, Canada Ltd and The Maricor Group New England, experienced a modest decrease in revenues as compared to the same period in 2005. Additionally, its earnings were slightly less than the same period in 2005 due to several key factors. These include (a) a lack of operating capital to fund adequate organic growth, including the hiring of additional engineers and business developers in all operating markets, (b) costs associated with longer sales cycle, but higher value and margin projects, products, and services, (c) delays in executing its mergers and acquisitions “roll-up” strategy and (d) North America’s growing shortage of qualified professional engineering staff and engineering technicians.

Maricor Properties Ltd and its subsidiaries experienced a significant increase in quarterly revenues, an increase of approximately $276,000, as opposed to the same quarter in 2005, primarily as a result of improved real estate leasing efforts and the acquisition of Cornwallis Court Developments Ltd in October 2005. While Maricor Properties has successfully leased all of its commercial space, a number of leases and occupancies did not occur until late in the first quarter or early second quarter of 2006. Further, since a 60,000 square foot facility owned by Cornwallis Court Developments Ltd was leased when the Company was acquired, we are required to amortize the value of the leases, as intangible assets, over the term of the leases as opposed to a longer amortization schedule for the building asset itself. Consequently, this accelerated depreciation of the leases impacted Maricor Properties’ earnings by approximately $79,000. Further, Maricor Properties experienced an approximate $55,000 loss in its joint venture, Maricor Ashford Ltd, primarly due to costs associated with identifying and/or planning acquisitions and new property developments.

Maricor Technologies, Inc. spent significant efforts during the first quarter developing new and expanded software product offerings. As an early stage start-up software firm, its earnings were impacted by its amortization of software acquired and other research and development and operating costs that cannot be capitalized under SFAS 86. MTI lost $92,000 in the first quarter of 2006, compared to a loss of $13,000 in the first quarter of 2005. Amortization of software acquired increased $89,000 year-over-year.

MAM and its subsidiaries will continue to face cash flow challenges during 2006, largely due to MPS’s deferral of its stranded cost recovery until the 2007 through 2012 timeframe. Management is taking steps to bridge necessary cash flows until 2007 when MAM’s cash flow situation should improve. Collectively, MAM’s unregulated diversification and growth strategy remains in its infancy stages. Improved economic performance of existing unregulated subsidiary operations is important and steps are being taken to improve such performance. However, Management continues to believe that adequate capitalization, increased pace of acquisitions, and enhanced business development are critical to the financial performance of MAM’s unregulated organizations, both in the near and long-terms. Key to their overall growth will be their ability to raise growth capital, which may take a number of different forms, and the speed in which they can identify, acquire and integrate targeted acquisitions.

Management does recognize a number of short-term financial and operating challenges; however, we believe our long-term outlook is encouraging.  Management remains convinced that its unregulated value propositions are closely aligned with increasing market demands and trends. To improve long-term shareholder value and earnings, Management believes that the Company must increase its pace of organic and inorganic unregulated growth, while forming capital in an equally timely manner supportive of such growth. As previously noted, Management does not believe a status quo or “stay as you are” strategic option exists to create long-term shareholder value for MAM. Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS’s service area, Management does not believe reverting to its core regulated wires business can generate adequate long-term shareholder value. However, Management also believes that the performance of its regulated operations must be continually enhanced.

Through more timely execution of MAM’s inorganic unregulated growth strategy, including formation of growth capital, as well as improved organic growth, and MPS’s proposed distribution rate increase, Management is focused on increasing earnings across all business lines. Should the Company not achieve a level of unregulated growth consistent with the need to create long-term shareholder value within a reasonable timeframe, Management and the Board of Directors will need to assess strategic alternatives to the current growth strategy. Resulting actions could involve the sale or partial sale of certain or all unregulated assets or other alternatives, recognizing the need to act prudently in protecting and enhancing long-term shareholder value. Further, if the Company does not receive an adequate distribution rate increase to cover its utility costs and allow for a fair distribution return on rate base, Management will need to assess strategic options to preserve and grow shareholder value. However, Management does believe that the timely and efficient implementation of the Company’s growth strategy, cost control within its utility operations, and implementation of prudent rate increase requests when warranted can result in achieving desired long-term shareholder value.

Given MAM’s need to reinvest in its future and expand its scale to improve its overall financial performance, particularly its unregulated operations, Management cannot warrant that it will continue to pay dividends at historic levels or on a continuing basis until its cash flows and earning performance improve. Further, Management believes that it must address the under-capitalization issues facing the Company before considering a dividend for its common shareholders. However, it is the goal of Management to expeditiously enhance the performance of the Company and to seek to continue as a yield and growth-at-a-reasonable price stock. Management believes its strategy is sound and that meaningful progress is being made in the firm’s overall structural and economic transition.

Management recognizes that MAM faces a number of major challenges, including (a) capital formation, (b) its pace of acquisitions, and (c) evolving trends within the regulated electric utility sector. Given MAM’s need for growth capital, Management will be required to evaluate and potentially implement an array of capital formation strategies that could prove to be dilutive, at least in the short-term. Given the limited number of potential acquisition candidates, Management cannot assure with certainty that each acquisition will prove to be accretive. Further, given current merger and acquisition trends within the electric utility industry to attain scale and create increased shareholder value, Management anticipates that its regulated utility operations will be impacted over the coming years by scale-related pressures.

Overview of Company Strategy

MAM’s overall strategy was developed in response to a number of converging macro-economic trends that Management believes are driving market opportunities, both near- and long-term. The continuing turbulence within the energy industry, exacerbated by geo-political conflicts and growing third-world demand for energy, is having significant price, supply, and security impacts on businesses and organizations within North America. While an increasing emphasis is being placed on supply-side issues by North American governments, we see expanding governmental mandates and a renewed customer-driven need to improve energy efficiency and control energy-related costs. As energy-related issues remain at the forefront of public policy issues, and an increasing cost and reliability concern for businesses and organizations, MAM believes there will be an increasing demand for energy efficiency-related services and solutions, including an expanded market-place interest in “on-site” and alternative energy electric generation.

While energy costs and reliability remain a concern, businesses and organizations are facing a significant financial challenge as they realize the economic threats created by escalating deferred maintenance liabilities. As businesses and organizations under-funded their capital renewal and asset maintenance programs year after year, many are now faced with staggering deferred maintenance liabilities. In many cases the deferred maintenance on facility and energy-related assets threatens the continued viability of such assets. Increasingly, MAM believes businesses and organizations are requiring more intensive capital expenditure planning, working to ensure that every capital dollar spent is the most optimal investment they can make. Further, to address burgeoning deferred maintenance liabilities, organizations are looking to advanced business processes that can help extend the functional and economic lifecycle of physical assets. MAM believes that by enhancing the energy efficiency and controlling organizations energy-related expenditures that an entity can “free-up” capital to address their deferred maintenance liabilities. By designing and building new energy-related and energy efficient facilities-related infrastructure, operating costs can be reduced while built environment assets are renewed.

While energy and deferred maintenance liabilities are of growing concern within the marketplace, Management believes there is an increasing North American awareness of climate change and the need to address emissions reductions. We believe that energy efficiency, alternative “on-site” generation, and sustainable asset management techniques are key to reducing emissions from the built environment. We continue to see growing business interests and government mandates to address climate change, particularly within the northeast United States and Canada. As more and more businesses and governments adopt a sustainable approach to their actions, we believe opportunities will evolve related to the market demand for sustainable asset management and energy-related solutions.

As evidenced by the passage of the Sarbanes-Oxley Act and other regulatory actions, there are increasing interests in and growing mandates to improve the transparency of asset governance reporting. Businesses and organizations are being pressed to provide increasing details concerning the performance of owned assets, both from an economic and environmental perspective. Consequently, we also see an emergence of market interests in improved asset governance reporting, a critical part of MTI’s sustainability-centric solutions that also address organization’s energy, emissions reductions, and deferred maintenance needs.

We believe the convergence of these issues will create a substantial marketplace demand, with current solutions and services being minimal. Addressing these issues and advancing businesses’ and organizations’ achievement of a stakeholder-centric “triple bottom line” requires the integration of physical, intellectual, and technology-based assets that when combined result in dynamic solutions to growing challenges regarding the aging infrastructure, climate change, energy pricing and security, and our ability to support the changing needs of society. Through the amalgamation of diverse, but relevant skills and technologies in the building sciences, engineering, information technology, and energy consulting fields, MAM is positioning itself to be a leading professional services, product and asset-based solutions company.

MAM’s unregulated operations are increasingly focused on sustainable solutions, progressively building professional services competencies to provide products, services, and solutions, such as (a) sustainable university and college campus planning with a strong focus on on-campus energy infrastructure, (b) energy efficiency evaluations and solutions focused on the governments, hospitals, universities, schools, institutional and office commercial markets, (c) sustainable asset management ranging from facility infrastructure condition assessments to capital planning to facility renewal, (d) on-site energy asset development including co-generation, alternative fuel and distributed generation solutions, (e) energy supply management, (f) sustainable real estate development and renewal, including public and private partnerships such as the construction and ownership of university dormitories, (g) sustainable and transparent asset governance and reporting, and (h) LEED™ engineering design services.

MAM’s execution strategy involves a combination of organic and inorganic strategies. However, key to amassing the requisite talent and core competencies is an aggressive acquisitions program. Simply hiring one individual talent at a time will not enable the necessary ramping-up of the business to achieve the required scale and desired level of profitability. Recognizing that there are limited acquisition opportunities across North America, MAM’s efficiency in identifying potential targets, undertaking due diligence, forming capital and closing transactions in a timely manner is critical. Given that few, if any, potential acquisition candidates exist today that provide the full array of proposed integrated sustainable services, products, and assets, MAM recognizes its need to acquire companies that bring discrete portions of the value proposition and amalgamate integrated services offerings across acquired companies through the organic development of a high level business development and transaction structuring organization. Such a high level, organically grown business development staff will require experienced individuals with a high degree of relative domain knowledge, as well as experience in structuring financial transactions, often referred to as financial engineers. Through these senior staff members, solutions to clients’ needs can be crafted using multiple discreet offerings or capabilities, integrated into a seamless solution. Each individual offering will continue to be sold on a “one-off” basis, such as selling engineering design services. However, the more complex and higher value integrated offerings will be sold and managed by a higher level business development organization currently being organized and staffed.

While Management believes MAM’s strategy is well-aligned with existing and projected macro-economic trends, it believes its success will depend on the Company’s ability to expeditiously (a) recruit, train and execute a high level business development organization, (b) hire highly qualified professional engineers, technicians, architects, environmental scientists and other professional services supporting the built environment, (c)  identify, acquire and integrate multiple companies providing required core competencies and (d)  form adequate working and growth capital to support the Company’s organic and inorganic growth strategies. Management further believes, given its holding company structure, that the Company’s unregulated operations must achieve increased scale, allowing for necessary critical mass to support corporate-related costs and ensure meaningful contribution to earnings per share.

MAM’s strategy includes the continuing operation of its regulated utility, Maine Public Service Company. However, given the projected decline in its regulatory rate base, as stranded cost recovery occurs, Management believes earnings will decline and then become more static. MPS will continue to be challenged by cost pressures and, while a long-term meaningful contributor to earnings per share, Management does not believe it can create growing long-term shareholder value unless unregulated operations are grown in a more expeditious manner. Management recognizes that in the post-Public Utilities Holding Company Act repeal era, approved as part of the U.S. 2005 Energy Policy Act, there is an increasing probability of utility mergers. We believe these mergers will result in extremely large regulated utilities serving multiple jurisdictions and with a scale allowing for potentially decreasing per unit cost services in the transmission and distribution areas. Over time, Management expects that scale will play an important role in the success formula for all regulated utilities. Consequently, we recognize that strategies must be developed and implemented to address this potential trend that could impact the earnings and future of MPS.

Accounting Policies

The Company’s critical accounting policies have not changed since December 31, 2005. The critical accounting policies disclosed in the Company’s 2005 Annual Report on Form 10-K are incorporated herein by reference.

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share

	Quarters Ended
	March 31,
(dollars in thousands except per share amounts)	2006	2005
Income from Continuing Operations
Regulated Electric Utility	$1,203	$1,698
Unregulated Engineering Services	(169)	(152)
Unregulated Real Estate Holdings	(86)	(30)
Unregulated Software Technology	(104)	(13)
Other*	(311)	(234)
Income from Discontinued Operations	—	8

Net Income	$533	$1,277

*                    The “Other” line includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

The 2005 Presentation has been changed to be consistent with 2006. Net income above is allocated based upon the segment allocation as presented in Note 4 of the financial statements.

Total revenue was flat in the first quarter of 2006 compared to the same period of 2005. The regulated electric utility earned $264,000 or 3% less revenue than in 2005, primarily due to lower sales volume to residential and small commercial customers as a result of the mild weather during the first quarter of 2006. The unregulated operating segments increased their total revenue by approximately $241,000 or 17% from the first quarter of 2005 to the first quarter of 2006. The largest increase in unregulated revenue was a $276,000 increase in unregulated real estate rental income. This revenue was from the execution of the real estate investment strategy, through the acquisition of Cornwallis Court Developments and its J. Angus MacDonald Building in Halifax, Nova Scotia, Canada, in October 2005 and the leasing of the remaining available space in the Vaughan Harvey property in Moncton, New Brunswick, Canada. This increase was partly offset by a $54,000 or 4% decrease in unregulated engineering revenue from the first quarter of 2005 to the first quarter of 2006.

The net income decreased approximately $744,000 from 2005 to 2006, with $495,000 of the decrease in the regulated electric utility segment. This decrease in net income is attributable to both a decrease in the operating revenue in the first quarter, and an increase in expenses, primarily due to the mix of capital versus operation and maintenance work in each year. Unregulated operations incurred a net loss of $670,000 for the first quarter of 2006, compared to a net loss of $429,000 for the same period of 2005, an additional loss of $241,000.  Additional amortizations contributed to this loss, including amortization of the pre-existing leases purchased with the Cornwallis Court Developments acquisition of $79,000 and amortization of the MTI capitalized software costs of $89,000.

The results of each operating segment are explained more fully in the following sections.

Interest Expense

Consolidated gross interest expense increased from $647,000 in the first quarter of 2005 to $881,000 in the first quarter of 2006. The increase is attributable to both an increase in the Company’s total debt outstanding and an increase in interest rates.

Income Tax Expense / Benefit

The income tax provision for regulated operations decreased from $1.08 million in the first quarter of 2005 to $750,000 in the first quarter of 2006, while the income tax benefit from unregulated operations increased from $252,000 to $460,000 in the same period, due to the decrease in net income.

Taxes Other Than Income

Taxes other than income increased $59,000, from $474,000 in the first quarter of 2005 to $533,000 in the first quarter of 2006. Of this increase, $47,000 was in the regulated utility segment, partly due to an increase in the estimated expense for property taxes.

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Quarter Ended
	March 31,
	2006	2005
Net Income — Regulated Electric Utility (In thousands)	$1,203	$1,698
Earnings Per Share from Regulated Electric Utilities	$0.73	$1.04

MPS’s core T&D earnings were $1.20 million for the first quarter of 2006, compared to $1.70 million for the first quarter of 2005.  The changes in operating revenue and expense are explained below.

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the quarters ended March 31, 2006, and 2005, are as follows:

	2006		2005
	Dollars	MWH	Dollars	MWH
Residential	$3,935	50,306	$4,005	51,316
Large Commercial	1,605	43,974	1,626	43,505
Medium Commercial	1,815	26,528	1,801	26,840
Small Commercial	2,285	25,495	2,361	26,770
Other Retail	208	853	207	844

Total Regulated Retail	9,848	147,156	10,000	149,275

Other Regulated Operating Revenue	203		315

Total Regulated Revenue	$10,051		$10,315

Total revenue decreased $264,000 or 3%  from the first quarter of 2005 to the same period of 2006. Residential and small commercial sales volume decreased by 2,285 MWH or 2.9%, as a result of mild weather in January and February 2006.

Revenue from medium and large commercial customers did not change materially. Revenue dollars for these customer classes increased by $7,000, while sales volume decreased 157 MWH.

Other regulated operating revenue decreased approximately $111,000. Unbilled revenue decreased $82,000 from 2005 to 2006, while miscellaneous service revenue has decreased approximately $31,000.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters ended March 31, 2006, and 2005, regulated operation and maintenance expenses and stranded costs are as follows:

(In thousands of dollars)	2006	2005
Regulated Operation and Maintenance
Transmission and Distribution	$1,040	$571
Customer Service	308	267
Administrative and General	2,397	2,515
Total Regulated Operation and Maintenance	$3,745	$3,353

Stranded Costs
Wheelabrator-Sherman	$2,118	$1,808
Maine Yankee	774	706
Seabrook	384	384
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363
Deferred Fuel	(899)	(545)
Special Discounts	70	70
Total Stranded Costs	$2,810	$2,786

Transmission and distribution expenses are up $469,000, from $571,000 in the first quarter of 2005 to $1.04 million in the first quarter of 2006. As described more fully in Note 8 of the financial statements, MPS is required to replace all transformers contaminated with Poly-Chlorinated Bi-Phenol. Most of the cost of testing the transformers in the field is expensed as incurred. The 2006 phase of this project was nearly completed during the first quarter, incurring $197,000 of additional expense over 2005. The Company also spent an additional $109,000 on transmission and distribution overhead line maintenance during the first three months of 2006, compared to the same period of 2005.

Customer service expenses also increased from 2005 to 2006, by approximately $41,000, from increases in labor expense for meter reading and customer records.

Administrative and general expenses have decreased approximately $118,000. Corporate costs allocated to MPS decreased approximately $231,000, primarily due to a decrease in Sarbanes-Oxley compliance costs. This decrease was partly offset by an increase in the workers compensation insurance costs of approximately $103,000. This premium has been renegotiated during 2006.

Unregulated Engineering Services

The following section details the operations of the unregulated engineering services operating segment, including The Maricor Group and its subsidiaries, The Maricor Group, New England (formerly RES Engineering, Inc.), and The Maricor Group, Canada Ltd (formerly Maricor Ltd).

Net income and earnings per share from these subsidiaries for the quarters ended March 31, 2006, and 2005 are as follows:

	Quarter Ended March 31,
(In thousands of dollars)	2006	2005
Net Loss — Unregulated Engineering Services	$(169)	$(152)

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the quarters ended March 31, 2006, and 2005:

(In thousands of dollars)	2006	2005
The Maricor Group New England	$471	$588
The Maricor Group, Canada Ltd	878	815
Total Unregulated Engineering Operating Revenue	$1,349	$1,403

Total revenue for the segment decreased 4% or $54,000 from the first quarter of 2005. The decrease in revenue was driven by The Maricor Group New England, down $117,000 or 20%. This decrease in revenue was partly offset by an increase in revenue from The Maricor Group, Canada, of $63,000 or 8%.

The principal areas of practice which generate revenue for the three companies are mechanical and electrical engineering design and design/build projects on a fee-for-service basis. Increasingly, the focus of The Maricor Group is shifting to facility lifecycle asset management, energy efficiency and emissions reductions, as well as development of end-user energy assets, such as central utility plants.

Unregulated Engineering Services Operating Expenses

Unregulated engineering services operating expenses for the quarters ended March 31, 2006, and 2005:

(In thousands of dollars)	2006	2005
Unregulated Operation & Maintenance	$1,526	$1,472
Depreciation	4	3
Amortization	22	34
Taxes Other than Income	20	22
Income Taxes	(110)	(15)
Total Unregulated Operating Expenses	$1,462	$1,516

Unregulated operating expenses decreased $54,000. This decrease in expense and the offseting decrease in revenue resulted in an operating loss in both 2006 and 2005 of $113,000. The operation and maintenance expenses include the direct and indirect costs of the engineering projects.

Unregulated Real Estate Subsidiary Results

The following section details the operations of the unregulated real estate segment:

	Quarter Ended
	March 31,
	2006	2005
Net Income — Unregulated Real Estate (In thousands)	$(86)	$(30)

Maricor Properties incurred an additional $56,000 net loss in the first quarter of 2006, compared to the first quarter of 2005. As part of the acquisition of Cornwallis Court Developments in the fourth quarter of 2005, Maricor Properties was required to value pre-existing leases acquired as separate intangible assets. The purchase price allocation for Maricor Properties was completed during the first quarter, and resulted in an additional $91,000 of amortization of these leases. Maricor Properties also incurred a loss in the Maricor Ashford joint venture of approximately $55,000.

During the first quarter of 2006, the last remaining spaces available in the Vaughan Harvey building were leased or firm letters of commitment were signed. All leaseable square footage of Maricor Properties is now committed to tenants. Certain tenant improvements have been completed or are now under construction to meet lease requirements.

Unregulated Software Technology

The following section details the operations of the unregulated real estate segment:

	Quarter Ended
	March 31,
	2006	2005
Net Income — Unregulated Software Technology (In thousands)	$(104)	$(13)

Maricor Technologies announced the release of a number of new iPlan™ sustainable solutions and governance software in early April, 2006. These new sustainable solutions and governance software include: (a) sustainable facility governance technology, (b) energy governance, (c) security governance, and (d) demand side management solutions. These new software releases will allow the Company to increasingly transition from their start-up and development phase into a more active operational, marketing and sales phase.

The Company incurred a loss of $104,000 in the first quarter of 2006, compared to a loss of $13,000 in the first quarter of 2005, due to an increase in software amortization expense of $89,000 year-over-year.

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2006, were $308,000, down from $781,000 at December 31, 2005. The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow from operating activities for the first quarter of 2006 was $2.26 million, compared to $2.56 million in the first quarter of 2005. The deferral of regulatory costs and debt issuance costs was the largest decrease in operating cash flow, reducing the $539,000 of net income by $1.44 million in the 2006 statement. The deferral for 2005 reduced operating cash flow by approximately $675,000.

Cash flow used for financing included the repayment of short- and long-term debt totaling $1.24 million in the first quarter of

2006. Cash flow used for financing activities for the first three months of 2005 totaled $633,000, as $409,000 was paid in dividends and long- and short-term debt were reduced by $150,000 and $74,000, respectively.

Cash flow used for investing activities decreased cash by approximately $1.49 million. The largest use of cash for investing in 2006 were fixed asset acquisitions of $1.25 million, with another $244,000 used for settlement of the stock contingencies associated with acquisitions in 2003 and 2004. For the first three months of 2005, cash flow used for investing activity totaled $1.89 million. The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash. The Company also invested $1.84 million in fixed assets.

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG and its other unregulated subsidiaries, Management is working to ensure the Company has adequate credit capacity for 2006 to cover sinking fund payments, construction activities and other financial obligations. To ensure adequate cash flows, Management is structuring additional short-term borrowings, evaluating certain refinancing opportunities, and may consider selling certain assets.

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company, and a Maricor Properties term loan with Royal Bank of Canada. As of March 31, 2006, MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company. However, MAM has reached agreement with both banks to adjust the interest coverage ratio covenant, and expects to amend the existing agreements before the end of May.

On May 5, 2006, MAM borrowed $400,000 from Katahdin Trust Company through a 5-month unsecured note. The loan is at a variable rate of the 3-month London InterBank Offered Rate (“LIBOR”) plus 3.50%. The interest rate as of the date of borrowing was 8.63%. Monthly payments of interest only are due throughout the term of the loan, with a full repayment of principal due at the end of the term.

The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. There are currently 27,723 shares outstanding pursuant to this kind of agreement. At a market price of $15.36 per share at March 31, 2006, the total exposure is approximately $585,000.

In the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of March 31, 2006, MPS is in compliance with all of these conditions.

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

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”), referenced in the footnotes to the financial statements as part of Footnote 8.

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
2006	$249
2007	$214
2008	$203
2009	$185
2010	$71

Maricor Properties’ Leases

Maricor Properties’ leases office space to The Maricor Group, Canada Ltd for their Moncton, New Brunswick and Halifax, Nova Scotia operations. All other net operating leases are to outside third parties. The minimum lease revenue expected from the third-party lease arrangements does not include their proportion of utilities, management fees, property taxes, and maintenance expenses that will be paid by the third parties.

5-Year Minimum Lease Payments for External Parties Leases

Years	Minimum Lease Revenue
2006	$632
2007	$650
2008	$660
2009	$644
2010	$582

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $575,000 per year for years 2006-2013.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following list represents Maine & Maritimes Corporation’s more significant market risks. While every effort is made to describe the character of the organization’s risks, it cannot warrant that this list is all inclusive. The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

(a)            The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of March 31, 2006, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $5.01 million, respectively. The fixed rates on the 1996 and 2000 Series debt issues are higher than the previous floating rates and continue to be as of the date of this filing. The fixed rate on the 1998 Notes is less than the previous floating rate. The estimated net carrying value of these cash flow hedges is $(780,000) and is recorded on the Balance Sheet as “Carrying Value of Interest Rate Hedge.”

Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. For the first quarter of 2006, the fixed interest rates resulted in interest payments of $59,000 more than the payments that would have been required under the variable rates. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

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

(c)            Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates. Historically, the exchange rates between the Canadian dollar and US dollar have been relatively stable. The general trend throughout 2005 and year-to-date in 2006 has been the Canadian dollar strengthening against the US dollar. This has resulted in increased carrying value of the assets and liabilities of the Company’s Canadian subsidiaries. The Company does not currently have hedging arrangements to protect from changes in these exchange rates.

(d)           The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. Settlement of these obligations does not impact net income or the original purchase price. The settlement is recorded as a reduction of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement. At a market price of $15.36 per share at March 31, 2006, the total exposure is approximately $585,000. A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000. These obligations are expected to be settled by January 1, 2007.

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

Item 4. Controls and Procedures

a)              Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure. Management evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

b)             Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Maine Public Utilities Commission 2006 Distribution Rate Case

On January 11, 2006, MPS filed notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates. Subsequently, on March 13, 2006 the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company is currently participating in discovery on its request and expects to implement new distribution rates not later than December 1, 2006.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of $238,422 instead of the previously projected increase of $388,923. This adjustment will flow through Schedule 1.1.2 of the MPS OATT to be effective June 1, 2006, and will be passed through retail rates on July 1, 2006, when the retail rates are next adjusted. The Company has reported to FERC as scheduled that the parties are proceeding with the settlement process and will continue to provide progress reports as required. The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006; the agreement changed the amount of this increase to retail customers from $388,923 to $272,263. The Company is currently awaiting final approval to the 2005 OATT Settlement Agreement from the FERC, which is expected by June 1, 2006.

Request for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line

On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of Certificate of Public Convenience and Necessity (“CPCN”) pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

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

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission issued the Order on October 21, 2005, that described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain risks identified by MPS. The Company filed for reconsideration of the Order on November 8, 2005 based on the likelihood that Linekin Bay Energy Company, LLC may elect to utilize the CPCN filed in this Docket in order to construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system. On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities. MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted an MPS request for waiver of the specific requirements of the October 21, 2005 Order until the NMISA finalizes currently proposed market rule changes that are currently scheduled to be presented to the Commission on March 1, 2006. Through December 31, 2005, approximately $844,000 was spent on this transmission project. MPS expects to seek recovery of these costs in its transmission rates and is currently pursuing other recovery options. MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

In September 2004, MPS entered into a Commitment Agreement with NB Power. Under this Agreement, which is subject to MPS obtaining all necessary regulatory approvals, MPS will reserve 35 MW of transmission capacity on the NB Power system in conjunction with the construction of a new 345 kV transmission line to be constructed from Point Lepreau near Saint John, NB to Orrington, Maine. NB Power will own and operate the portion of the line on its side of the border, while Bangor Hydro-Electric Company (“BHE”) will own and operate the portion of the line on the U.S. side of the border known as the Northeast Reliability Interconnect (“NRI”). BHE filed for a Certificate of Public Convenience and Necessity for this line on November 5, 2004, in MPUC Docket No. 2004-771. MPS filed a petition with the MPUC seeking approval to make the reservation required under the Commitment Agreement on December 13, 2004, in MPUC Docket No. 2004-775 which was subsequently changed to MPUC Docket No. 2004-538 Phase II. On October 7, 2005 MPS proposed several changes to the Commitment Agreement, to include a reduction in the reservation quantity from 35 MW to 20 MW. Hearings on Phase II were conducted on December 6 and 7, 2005. On March 10, 2006 the Commission issued an Order in Phase II denying the certificate of public convenience and necessity that would allow MPS to enter into the Commitment Agreement with NB Power Transmission Corporation. Subsequently, MPS notified NB Power that the Commitment Agreement was terminated on March 13, 2006.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers (above) were put into retail rates on July 1, 2005, to coincide with MPS’s related State jurisdictional compliance filing in MPUC Docket No. 2003-516 to increase the DSM Mil Rate. These rates were approved by the MPUC on June 20, 2005. Per this filing, total retail delivery rates increased by 1.1%.

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

In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman Contract Buy down shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.

Item 1A. Risk Factors

The Risk Factors identified in Item 1A. of MAM”s 2005 Form 10-K are incorporated herein by reference. The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Regulatory and Legislative Risks

Maine Public Service Company is subject to regulatory and other governmental risks. Legislation and other government regulations may have impacts on its revenues and earnings. MPS cannot predict with certainty what, if any, new laws, rules and regulations may be imposed. Further, it cannot predict with certainty the outcome of transmission and distribution rate increase filings before federal or state regulatory bodies. As evidenced by the passage of electric deregulation within the State of Maine and disaggregation of formerly vertically integrated electric utilities, history has shown that such government mandates can impact the earnings and or revenue model of MPS.

Liquidity and Capital Formation Risks

MAM’s current liabilities of $22.45 million as of March 31, 2006, exceed its current assets of $11.43 million by $11.02 million, exposing MAM to the risk of being unable to fulfill its obligations in 2006. However, of these current liabilities, $12.95 million is short-term borrowings, including the lines of credit and one-year notes payable through Royal Bank of Canada. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of additional sources of financing and options to reduce or defer costs.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel and other stranded costs currently deferred by MPS. The current cash expenditures for deferred fuel and Maine Yankee exceed the recovery of stranded costs. With the expiration of the Wheelabrator-Sherman contract in December 2006, this position will reverse, and recovery of stranded costs will exceed the cash outflows.

Equity Price Risks

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference. Settlement of these obligations does not impact net income or the original purchase price. The settlement is recorded as a reduction of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement. At a market price of $15.36 per share at March 31, 2006, the total exposure is approximately $585,000. A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000. These obligations are expected to be settled by January 1, 2007.

Value of Real Estate

The net book value of Maricor Properties’ real estate totaled $7.39 million at December 31, 2005. MAM is exposed to risk associated with the local real estate markets in Moncton, New Brunswick and Halifax, Nova Scotia, and its impact on the value of these properties. The most recent appraisals obtained during 2005 and 2006 indicate that the appraised value of the properties currently exceeds the book value; however, this position could reverse with changes in the real estate markets.

Pension and VEBA Trust Market Risk

The Company maintains pension assets in a pension trust account. The estimated pension expense and ultimate settlement of pension obligations is partly contingent on the earnings on these assets. The actual return on these assets may differ from the projected return, either increasing or decreasing future pension costs.

The Company also maintains a VEBA trust fund for payment of union retiree medical expenses. This fund is also exposed to market risk. The actual return on these assets will impact the amount of cash required to fund those costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

MAINE & MARITIMES CORPORATION (Registrant)

Date: May 11, 2006

/s/ MICHAEL I. WILLIAMS
Michael I. Williams
Senior Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary