Form 10-Q
period 2006-06-30
MAINE & MARITIMES CORP
filed 2006-08-11
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value – 1,637,643 shares

Glossary of Terms

AMEX	American Stock Exchange
APB	Accounting Principles Board
Ashford	Ashford Investments, Ltd
AWE	Aroostook Wind Energy Company, LLC
CES	Competitive Energy Supplier
CMMS	Computerized Maintenance Management System
Cornwallis	Cornwallis Court Developments, Inc.
CPCN	Certificate of Public Convenience and Necessity
DSM	Demand-Side Management
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Kwh	Kilowatt hours
LEED™	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offered Rate
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NMISA	Northern Maine Independent System Administrator
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Pace	Pace Engineering Limited
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PUHCA	Public Utilities Holding Company Act
RES	RES Engineering, Inc.
SAB	Staff Accounting Bulletin
Sarbox	Sarbanes-Oxley Act of 2002
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

This item contains Consolidated Financial Statements for Maine & Maritimes Corporation (“MAM” or the “Company”) and its Subsidiaries, including (1) an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2006, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of June 30, 2006; (3) a consolidated balance sheet as of December 31, 2005, the end of MAM’s preceding fiscal year, as adjusted for the change in reporting entity described in Note 9; (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2006, and for the corresponding period of the preceding year; and (5) an unaudited statement of consolidated shareholders’ equity for the period January 1 (beginning of the fiscal year) through June 30, 2006.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at June 30, 2006, and December 31, 2005; the results of their operations for the three and six months ended June 30, 2006 and 2005; and their cash flows for the six months ended June 30, 2006, and 2005.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.                           Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.                           Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.                           The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”);

4.                           Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary.

MAM is also a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries Cornwallis Court Developments, Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”).

Maine & Maritimes Corporation and Subsidiaries

General Descriptions of the Parent Company and its Subsidiaries:

•          Maine & Maritimes Corporation is a holding company incorporated in the state of Maine, and is the ultimate parent company for all business segments.  MAM maintains investments in (a) a regulated electric transmission and distribution utility operating within the state of Maine, United States, (b) facility engineering and solutions companies providing mechanical, electrical and plumbing/fire protection engineering, asset lifecycle management, energy efficiency, and asset development services within the United States and Canada, (c) a facilities asset governance, performance management, lifecycle management and sustainability software development company in the United States, and (d) partial ownership (50%) of Canadian real estate development and investment companies.  MAM is headquartered in Presque Isle, Maine.

•          The Maricor Group is a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, energy asset development, facilities condition assessments and capital planning solutions, lifecycle asset management solutions, and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED”™).  The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada.  During the last year TMG has begun to expand its area of service to include all of Canada.  TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Hudson and Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

•          The Maricor Group New England is the New England subsidiary of The Maricor Group offering its parent company’s defined services primarily within New England, particularly the Commonwealth of Massachusetts with offices in Hudson and Boston, Massachusetts.  TMGNE, formerly RES Engineering, Inc., was acquired by TMG on June 15, 2004.

•          The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.  TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consultants, Inc., (“Eastcan”) on December 1, 2003.  On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers (“M&R”).  On May 12, 2006, TMGC acquired Pace Engineering Limited (“Pace”), an electrical engineering firm.  All of these companies are now operating divisions of TMGC.

•          Maricor Properties Ltd, partially owned by MAM, is a Canadian real estate development, redevelopment and investment company focused on sustainable development and “smart growth” principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs.  It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts promoting renewal of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.  On June 30, 2006, Maricor Properties issued stock to Ashford Investments Inc. (“Ashford”), resulting in 50% ownership for both MAM and Ashford.  Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM.  Ashford Investments is an Atlantic Canadian real estate development, investment and management firm and provides management services to Maricor Properties and its subsidiaries.

•          Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.  It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC.  The terms of the sale of stock of Maricor Properties to Ashford included certain provisions related to Mecel.  A 120- day period beginning at the time of the closing of this transaction has been set aside to either gain necessary approvals to sell one-half interest in Mecel to Ashford for additional compensation or to transfer ownership of Mecel to Maine & Maritimes Corporation or another one of its entities.  As part of the shareholders agreement, MAM has indemnified Ashford against a guarantee by Mecel Properties for a Maine & Maritimes Corporation term loan of $1.7 million with Bank of America, described in Note 5.  Ashford Properties, a subsidiary of Ashford Investments Inc., provides property management services for all properties owned by Maricor Properties and its subsidiaries, including Mecel.

•          Cornwallis Court Developments Ltd is a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005.  Cornwallis currently owns and operates the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

•          Maricor Technologies, Inc., formed on February 14, 2005, develops information technology and software products for sustainable governance of facilities, infrastructure and buildings.  On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems Assets Management, LLC. The Maricor Group, which owns a channel market license for certain Atlantic Canadian and New England markets and vertical sectors, utilizes the software in the delivery of its sustainable asset management services.  MTI markets its products throughout North America and is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

Maricor Technologies’ software products currently include “iPlan™” and “Building Blocks™.”  iPlan™ is a web-based software tool serving the facility capital planning, facility performance management and facility stakeholder reporting needs of organizations in need of enhancing their asset management capabilities.  It integrates with enterprise systems to support technically driven capital planning, project management and budgeting processes enabling or supporting (a) lifecycle capital planning and forecasting, (b) capital funds management, (c) capital performance management, (d) stakeholder reporting, (e) energy efficiency and emissions analysis, (f) energy assessments and related capital planning, (g) security assessments and related capital planning, and (h) facility condition assessment and related capital planning.  Building Blocks™ is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

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

Electric sales in the Company’s territory are seasonally influenced, and the Company’s results of operations reflect this seasonal nature. The highest usage occurs during the five heating season months, from November through March, due to heating-related requirements and shorter daylight hours.  The rate year is divided into two periods, with higher rates in place in the winter months to encourage conservation.  Also, due to the climate in the northern Maine area, the majority of MPS’s construction program is completed during the spring, summer and fall months.

•            Maine & New Brunswick Electrical Power Company, Ltd is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets. Me&NB was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.

•            Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, and is classified as a discontinued operation in the consolidated financial statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars except shares and per share amounts)	2006	2005	2006	2005
Operating Revenues
Regulated	$7,414	$7,073	$17,465	$17,387
Unregulated	1,842	1,422	3,505	2,842
Total Revenues	9,256	8,495	20,970	20,229
Operating Expenses
Regulated Operation & Maintenance	3,497	3,751	7,228	7,104
Unregulated Operation & Maintenance	2,237	2,070	4,527	4,006
Depreciation	793	716	1,563	1,423
Amortization of Stranded Costs	2,568	2,576	5,378	5,362
Amortization	44	123	236	230
Taxes Other Than Income	461	453	994	928
Provision for (Benefit of) Income Taxes—Regulated	43	(298)	793	780
Benefit of Income Taxes—Unregulated	(335)	(334)	(795)	(587)
Total Operating Expenses	9,308	9,057	19,924	19,246
Operating (Loss) Income	(52)	(562)	1,046	983
Other Income (Deductions)
Equity in (Loss) Income of Associated Companies	(7)	39	(15)	88
Realized Gain on Sale of Stock of Maricor Properties Ltd	429	—	429	—
Interest and Dividend Income	4	7	10	14
Allowance for Equity Funds Used During Construction	2	5	3	9
Provision for Income Taxes	(172)	(1)	(194)	(1)
Other—Net	(17)	30	(79)	(1)
Total	239	80	154	109
Income (Loss) Before Interest Charges	187	(482)	1,200	1,092
Interest Charges
Long-Term Debt and Notes Payable	914	665	1,795	1,312
Less Stranded Costs Carrying Charge	(414)	(349)	(815)	(691)
Less Allowance for Borrowed Funds Used During Construction	(1)	(3)	(1)	(3)
Total	499	313	979	618
Net (Loss) Income from Continuing Operations	(312)	(795)	221	474
Discontinued Operations
Income (Loss) from Discontinued Operations	2	(5)	2	8
Income Tax Benefit (Provision)	—	2	—	(3)
Income (Loss) from Discontinued Operations	2	(3)	2	5

Net (Loss) Income Available for Common Stockholders	$(310)	$(798)	$223	$479

Average Shares of Common Stock Outstanding	1,637,643	1,636,167	1,637,427	1,636,037

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.19)	$(0.49)	$0.14	$0.29
Basic Earnings (Loss) Per Share of Common Stock From Discontinued Operations	—	—	—	—
Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.19)	$(0.49)	$0.14	$0.29
Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.19)	$(0.49)	$0.13	$0.29
Diluted Earnings (Loss) Per Share of Common Stock From Discontinued Operations	—	—	—	—
Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.19)	$(0.49)	$0.13	$0.29

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In thousands of dollars)	2006	2005
Cash Flow From Operating Activities
Net Income	$223	$479
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Gain from Sale of Stock of Subsidiary	(429)	—
Depreciation	1,563	1,423
Amortization	194	744
Deferred Income Taxes—Net	639	21
Change in Deferred Regulatory and Debt Issuance Costs	(2,430)	(2,183)
Amortization of W/S Upfront Payment	725	760
Change in Benefit Obligations	291	457
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	1,672	1,667
Other Current Assets	(293)	269
Accounts Payable	(106)	(1,409)
Other Current Liabilities	110	(324)
Other—Net	(73)	(286)
Net Cash Flow Provided By Operating Activities	2,086	1,618
Cash Flow From Financing Activities
Dividend Payments	—	(818)
Retirements of Long-Term Debt	(1,282)	(1,090)
Short-Term Borrowings, Net	943	2,387
Net Cash Flow (Used For) Provided By Financing Activities	(339)	479
Cash Flow From Investing Activities
Gain from Sale of Stock of Subsidiary	429	—
Stock Redemption from Associated Company	200	350
Cash Paid for Stock Contingencies from Acquisition Agreements	(244)	—
Acquisitions, Net of Cash Acquired	(123)	(585)
Change in Restricted Investments	(3)	531
Investment in Fixed Assets	(2,416)	(2,999)
Net Cash Flow Used For Investing Activities	(2,157)	(2,703)
Decrease in Cash and Cash Equivalents	(410)	(606)
Cash and Cash Equivalents at Beginning of Period	781	1,193
Cash and Cash Equivalents at End of Period	$371	$587
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,706	$1,299
Income Taxes	$52	$4
Non-Cash Investing Activities:
Value of Preferred Stock Issued for Acquisition	$—	$950

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands of dollars)	2006	2005
ASSETS
Plant:
Electric Plant in Service	99,481	$98,998
Non-Utility Plant	2,893	2,664
Less Accumulated Depreciation	(41,830)	(40,683)
Net Plant in Service	60,544	60,979
Construction Work-in-Progress	1,998	1,883
Total	62,542	62,862

Investment in Associated Companies	1,907	1,956
Net Plant and Investments in Associated Companies	64,449	64,818

Current Assets:
Cash and Cash Equivalents	371	587

Accounts Receivable (less allowance for uncollectible accounts of $366 in 2006 and $372 in 2005)	6,377	7,950
Accounts Receivable from Associated Companies	1,210	604
Unbilled Utility Revenue	663	1,071
Inventory	680	600
Income Tax Refund Receivable	287	765
Prepayments	301	431
Unbilled Contract Revenue	1,155	816
Total	11,044	12,824
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	9,267	10,795
Recoverable Seabrook Costs	11,114	11,669
Regulatory Assets—Deferred Income Taxes	5,727	5,794
Regulatory Assets—Post-Retirement Medical Benefits	103	115
Deferred Fuel and Purchased Energy Costs	32,209	29,906
Regulatory Asset—Power Purchase Agreement Restructuring	725	1,451
Unamortized Premium on Early Retirement of Debt	1,204	1,308
Other Deferred Regulatory Costs	1,743	1,334
Total	62,092	62,372
Other Assets:
Intangible Assets (net of accumulated amortization of $343 in 2006 and $284 in 2005)	134	103
Goodwill	6,899	6,374
Unamortized Debt Issuance Costs	632	410
Restricted Investment (at cost, which approximates market)	2,455	2,453
Miscellaneous	1,465	1,119
Total	11,585	10,459
Total Assets	$149,170	$150,473

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities (Unaudited)

	June 30,	December 31,
(In thousands of dollars)	2006	2005
Capitalization:
Shareholders’ Equity (see accompanying statements)	$48,475	$47,786
Long-Term Debt	31,425	32,725
Total	79,900	80,511
Current Liabilities:
Long-Term Debt Due Within One Year	2,540	2,430
Notes Payable to Banks	11,145	10,400
Accounts Payable	3,885	4,016
Accounts Payable—Associated Companies	250	250
Accrued Employee Benefits	1,469	1,433
Customer Deposits	58	36
Interest Accrued	235	125
Deferred Contract Revenue	115	132
Total	19,697	18,822
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,408	5,683
Carrying Value of Interest Rate Hedge	413	1,387
Uncollected Maine Yankee Decommissioning Costs	9,267	10,795
Other Regulatory Liabilities	383	458
Deferred Income Taxes	28,102	27,270
Accrued Post-retirement Benefits and Pension Costs	4,935	4,655
Investment Tax Credits	94	106
Miscellaneous	971	786
Total	49,573	51,140
Commitments, Contingencies, and Regulatory Matters (Note 8)
Total Capitalization and Liabilities	$149,170	$150,473

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

	Shares Issued and
	Outstanding		Common		Preferred			Accumulated
			Par Value		Par Value			Other Comprehensive
			Issued	Paid-In	Issued	Paid-In	Retained	Income
	Common	Preferred	($7/Share)	Capital	($0.01/Share)	Capital	Earnings	(Loss)	Total
Balance, December 31, 2005	1,636,779	9,500	$11,458	$1,387	$—	$950	$34,187	$(196)	$47,786
Common Stock Issued	864		6	7					13
Stock Contingency from Acquisitions				(244)					(244)
Net Income							223		223
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain Net of Tax Provision of $74								111	111
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $1								2	2
Interest Rate Hedge, Net of Tax Provision of $390								584	584
Total Other Comprehensive Income									697
Total Comprehensive Income									920
Balance, June 30, 2006	1,637,643	9,500	$11,464	$1,150	$—	$950	$34,410	$501	$48,475

MAM had five million shares of $7 par value common stock authorized, with 1,637,643 and 1,636,779 shares issued and outstanding as of June 30, 2006, and December 31, 2005, respectively. At June 30, 2006, and December 31, 2005, MAM had 500,000 shares of $0.01 par value preferred stock authorized, with 9,500 shares issued and outstanding.

See Notes to Consolidated Financial Statements

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

2.               The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”);

3.               Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary; and

4.               Energy Atlantic, LLC (“EA”), an inactive subsidiary.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of the above subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

MAM is also a 50% owner of Maricor Properties Ltd (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”).  Maricor Properties is a 50% owner of Maricor Ashford Ltd, a joint venture with Ashford Investments Ltd.

All intercompany transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

Accounting Policies

A complete listing of accounting policies is available in MAM’s 2005 Form 10-K.

Sales of Stock by a Subsidiary

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments Inc., making Ashford and MAM equal owners of the company.  In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the cash consideration received in excess of MAM’s carrying value has been reflected as a gain in the consolidated financial statements, in the amount of $429,000, as non-operating income.  This gain was partially offset by the deferred income tax impact of $172,000.   Under the terms of SAB 51, future sales of stock by a subsidiary would be required to be reported as a gain or loss, instead of as equity transactions, should any such transactions occur.

Goodwill Impairment Analysis

The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company, on an annual basis, calculate fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting units to determine if impairment exists. The Company’s annual impairment assessment date is November 30. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status.

Within The Maricor Group, earnings lagged expectations during the quarter for a number of transitional and market reasons including, but not necessarily limited to: (a) expenses associated with long lead time sales cycles, (b) expenses associated with transitioning to additional and higher value product and service lines, and (c) speed in attracting and hiring additional engineering and engineering technician talent.  Therefore, Management performed an interim impairment analysis of goodwill of The Maricor Group as of May 31, 2006.  No impairment of goodwill was noted in this assessment.

The reporting units were defined as the mechanical and electrical engineering operations acquired as RES, M&R and Eastcan, and additional service lines added since acquisition were excluded from the analysis.  In calculating the fair value of the reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions, and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill.  In analyzing potential impairment, Management has evaluated marketplace data and trends as it relates to businesses operating within the same competitive space and geographies.  Management believes its assumptions associated with its discounted cash flow analysis, as well as comparables, are reflective of the marketplace.  If actual fair value is less than the Company’s estimates, goodwill may be overstated on the balance sheet, and an impairment charge would be recorded against net earnings.

Deferred Acquisition Costs

External costs associated with due diligence procedures on acquisition targets are deferred on the Company’s balance sheet within Miscellaneous Assets.  These costs are deferred until the acquisition is completed and the costs are capitalized as part of the purchase price, or acquisition efforts are terminated and the costs are expensed.  These costs totaled $59,000 at June 30, 2006, and $2,000 at December 31, 2005.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006.  This guidance interprets Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions.  Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices.  The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized.  The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available.  The Company is currently assessing the impact FIN 48 will have on its financial statements.

In March 2006, the FASB issued a Proposed Statement of Financial Accounting Standards (“SFAS”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This proposed statement would amend SFAS 87, “Employers’ Accounting for Pensions;” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Plans and for Termination Benefits;” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions;” and SFAS 132(R), “Employers’ Disclosures about Pensions and OPB — An Amendment of FASB Statements No. 87, 88 and 106.”  This statement would require companies to record pension assets and liabilities, based on projected benefit obligations, and transition assets and obligations on their balance sheets.  Also, it would require companies to record actuarial gains and losses and prior service costs and credits in their statements of operations.  The effective date currently included in this proposed statement is for fiscal years ending on or after December 15, 2006.  The Company is currently assessing the impact this proposed statement would have on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.”  This statement allows financial instruments that have embedded derivatives to be accounted for as whole if the holder elects to account for the whole instrument on a fair value basis, and would eliminate the need to bifurcate the derivative from its host.  The FASB believes this guidance provides for the following:

•        Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”;

•        Establishes a requirements to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•        Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•        Amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year beginning after September 15, 2006.

2.     INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Maricor Properties and MTI. The tax effect of non-operating activities and those not included in rate base is allocated as “Other Income (Deductions).”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Current (benefit of) provision for income taxes
Federal	$(273)	$(121)	$(45)	$414
State	(94)	(124)	(43)	76
Canadian	82	(201)	(77)	(312)
Total current (benefit of) provision for income taxes	(285)	(446)	(165)	178
Deferred (benefit of) provision for income taxes
Federal	72	(165)	252	30
State	7	(16)	25	1
Canadian	92	—	92	—
Total deferred (benefit of) provision for income taxes	171	(181)	369	31
Investment credits, net	(6)	(6)	(12)	(12)
Total (benefit of) provision for income taxes	$(120)	$(633)	$192	$197
Allocated to:
Operating income
- Regulated	$43	$(298)	$793	$780
- Unregulated	(335)	(334)	(795)	(587)
Subtotal	(292)	(632)	(2)	193
Discontinued Operations	—	(2)	—	3
Total Operating	(292)	(634)	(2)	196
Gain on Sale of Stock	172	—	172	—
Other income	—	1	22	1
Total	$(120)	$(633)	$192	$197

For both the six months ended June 30, 2006, and 2005, the effective income tax rate was 46.2%. The principal reason for the effective tax rates differing from the US federal and state income tax rates is certain contingent payments that are expenses under US GAAP, but are deferred as purchase price in Canada and are therefore not deductible for Canadian tax purposes.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2006 or 2005.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of Canadian net operating losses, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge.  For the quarter ended June 30, 2006, and the year ended December 31, 2005, Management evaluated the need for a deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2006, and December 31, 2005:

	June 30,	December 31,
(In thousands of dollars)	2006	2005
Seabrook	$6,044	$6,350
Property	8,928	8,899
Flexible pricing revenue	591	584
Deferred fuel	12,850	11,931
Wheelabrator-Sherman up-front payment	289	579
Pension and post-retirement benefits	(833)	(938)
Other	233	(135)
Net Accumulated Deferred Income Tax Liability	$28,102	$27,270

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

•                  Unregulated real estate development and investments: Maricor Properties Ltd and its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd, and all of their real estate holdings, as well as its joint venture, Maricor Ashford Ltd;

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

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support services to MPS, TMG, Maricor Properties, MTI and their subsidiaries.  The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations.  The cost of corporate service provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.  MPS also provides services to MAM and other affiliates.  These services are billed to MAM at cost through inter-company transactions.

	(In thousands of dollars)
	Three Months Ended June 30, 2006
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$7,414	$—	$—	$—	$—	$—	$7,414
Unregulated	—	1,425	409	81	—	(73)	1,842
Total Operating Revenues	7,414	1,425	409	81	—	(73)	9,256

Operating Expenses
Regulated Operation & Maintenance	3,497	—	—	—	—	—	3,497
Unregulated Operation & Maintenance	—	1,629	185	316	—	107	2,237
Depreciation	729	3	60	—	—	1	793
Amortization of Stranded Cost	2,568	—	—	—	—	—	2,568
Amortization	(49)	31	45	17	—	—	44
Taxes Other than Income	431	15	—	9	—	6	461
Income Taxes	43	(129)	11	(104)	—	(113)	(292)
Total Operating Expenses	7,219	1,549	301	238	—	1	9,308

Operating Income (Loss)	195	(124)	108	(157)	—	(74)	(52)

Other Income (Deductions)
Equity in Income of Associated Companies	50	—	(56)	—	—	(1)	(7)
Interest and Dividend Income	15	10	1	—	—	(22)	4
Gain on Sale of Stock of Maricor Properties, Net of Tax	—	—	257	—	—	—	257
Other Income (Deductions)	(9)	(8)	—	—	—	2	(15)
Total Other Income (Deductions)	56	2	202	—	—	(21)	239
Income (Loss) Before Interest Charges	251	(122)	310	(157)	—	(95)	187
Interest Charges	238	64	123	—	—	74	499
(Loss) Income from Continuing Operations	13	(186)	187	(157)	—	(169)	(312)
Income from Discontinued Operations	—	—	—	—	2	—	2
Net (Loss) Income	$13	$(186)	$187	$(157)	$2	$(169)	$(310)

	(In thousands of dollars)
	Three Months Ended June 30, 2005
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$7,073	$—	$—	$—	$—	$—	$7,073
Unregulated	—	1,366	76	35	—	(55)	1,422
Total Operating Revenues	7,073	1,366	76	35	—	(55)	8,495

Operating Expenses
Regulated Operation & Maintenance	3,751	—	—	—	—	—	3,751
Unregulated Operation & Maintenance	—	1,300	73	157	—	540	2,070
Depreciation	695	5	15	—	—	1	716
Amortization of Stranded Cost	2,576	—	—	—	—	—	2,576
Amortization	73	50	—	—	—	—	123
Taxes Other than Income	421	17	—	6	—	9	453
Income Taxes	(298)	(113)	(19)	(51)	—	(151)	(632)
Total Operating Expenses	7,218	1,259	69	112	—	399	9,057

Operating (Loss) Income	(145)	107	7	(77)	—	(454)	(562)

Other Income (Deductions)
Equity in Income of Associated Companies	39	—	—	—	—	—	39
Interest and Dividend Income	18	11	—	—	—	(22)	7
Other Income (Deductions)	25	—	—	—	—	9	34
Total Other Income (Deductions)	82	11	—	—	—	(13)	80
(Loss) Income Before Interest Charges	(63)	118	7	(77)	—	(467)	(482)

Interest Charges	245	150	30	1	—	(113)	313
Loss from Continuing Operations	(308)	(32)	(23)	(78)	—	(354)	(795)
Loss from Discontinued Operations	—	—	—	—	(3)	—	(3)
Net Loss	$(308)	$(32)	$(23)	$(78)	$(3)	$(354)	$(798)

	(In thousands of dollars)
	Six Months Ended June 30, 2006
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$17,465	$—	$—	$—	$—	$—	$17,465
Unregulated	—	2,773	754	120	—	(142)	3,505
Total Operating Revenues	17,465	2,773	754	120	—	(142)	20,970

Operating Expenses
Regulated Operation & Maintenance	7,228	—	—	—	—	—	7,228
Unregulated Operation & Maintenance	—	3,154	384	515	—	474	4,527
Depreciation	1,445	8	110	—	—	—	1,563
Amortization of Stranded Cost	5,378	—	—	—	—	—	5,378
Amortization	29	53	137	17	—	—	236
Taxes Other than Income	916	35	—	23	—	20	994
Income Taxes	793	(239)	(67)	(173)	—	(316)	(2)
Total Operating Expenses	15,789	3,011	564	382	—	178	19,924

Operating Income (Loss)	1,676	(238)	190	(262)	—	(320)	1,046

Other Income (Deductions)
Equity in Income of Associated Companies	96	—	(111)	—	—	—	(15)
Interest and Dividend Income	20	19	2	—	—	(31)	10
Gain on Sale of Stock of Maricor Properties, Net of Tax	—	—	257	—	—	—	257
Other Income (Deductions)	(83)	(15)	—	—	—	—	(98)
Total Other Income (Deductions)	33	4	148	—	—	(31)	154
Income (Loss) Before Interest Charges	1,709	(234)	338	(262)	—	(351)	1,200

Interest Charges	493	121	238	—	—	127	979
Income (Loss) from Continuing Operations	1,216	(355)	100	(262)	—	(478)	221
Income from Discontinued Operations	—	—	—	—	2	—	2
Net Income (Loss)	$1,216	$(355)	$100	$(262)	$2	$(478)	$223
Total Assets	$135,231	$12,103	$506	$1,935	$231	$(836)	$149,170

	(In thousands of dollars)
	Six Months Ended June 30, 2005
	Regulated	Unregulated
	Electric	Engineering	Real Estate	Software	Energy
	Utility	Services	Holdings	Technology	Marketing	Other	Total
Revenue from External Customers
Regulated	$17,387	$—	$—	$—	$—	$—	$17,387
Unregulated	—	2,769	145	38	—	(110)	2,842
Total Operating Revenues	17,387	2,769	145	38	—	(110)	20,229

Operating Expenses
Regulated Operation & Maintenance	7,104	—	—	—	—	—	7,104
Unregulated Operation & Maintenance	—	2,772	144	181	—	909	4,006
Depreciation	1,386	8	28	—	—	1	1,423
Amortization of Stranded Cost	5,362	—	—	—	—	—	5,362
Amortization	147	84	—	—	—	(1)	230
Taxes Other than Income	859	39	—	8	—	22	928
Income Taxes	780	(128)	(26)	(61)	—	(372)	193
Total Operating Expenses	15,638	2,775	146	128	—	559	19,246

Operating Income (Loss)	1,749	(6)	(1)	(90)	—	(669)	983

Other Income (Deductions)
Equity in Income of Associated Companies	88	—	—	—	—	—	88
Interest and Dividend Income	22	12	1	—	—	(21)	14
Other Income (Deductions)	15	(2)	(1)	—	—	(5)	7
Total Other Income (Deductions)	125	10	—	—	—	(26)	109
Income (Loss) Before Interest Charges	1,874	4	(1)	(90)	—	(695)	1,092

Interest Charges	485	188	52	1	—	(108)	618
Income (Loss) from Continuing Operations	1,389	(184)	(53)	(91)	—	(587)	474
Income from Discontinued Operations	—	—	—	—	5	—	5
Net Income (Loss)	$1,389	$(184)	$(53)	$(91)	$5	$(587)	$479
Total Assets	$136,055	$7,286	$2,480	$1,687	$375	$2,392	$150,275

4.     INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments Inc.  See Note 9 for further disclosure of this transaction.  Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction.  Therefore, the assets and liabilities of Mecel remain consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated as of June 30, 2006.   All activity of Maricor Properties through the transaction date of June 30, 2006, has been included in the consolidated statement of operations.  Future operating results for the components that are not consolidated will be reported under the equity method of accounting.  MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from and payable to MAM and its wholly-owned subsidiaries from Maricor Properties and its subsidiaries are presented within the lines “Accounts Receivable from Associated Companies,” and “Accounts Payable to Associated Companies.”

Condensed financial information (unaudited) for the components of Maricor Properties not consolidated in these financial statements is as follows:

Total Assets	$9,196
Less:
Long-term Debt	3,106
Short-term Debt	3,853
Other Liabilities	2,001
Net Assets	$236

MAM’s Equity in Net Assets	$118

Maricor Ashford Ltd

Maricor Properties Ltd is a partner in Maricor Ashford Ltd, a joint venture with Ashford Investments Inc., an unaffiliated real estate management, investment, and development company.  Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada.  Management reviewed the characteristics of this joint venture in accordance with FIN 46(R), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture.  Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.  During the second quarter of 2006, a dividend of $1,800 was declared by MEPCO, and a dividend declared during the first quarter of 2006 of $1,800 was received in cash.  No dividends were declared or paid by Maine Yankee during the second quarter of 2006. Dividends of $25,000 and $1,800 were declared by Maine Yankee and MEPCO, respectively, during the second quarter of 2005. No dividends were received in cash from either company in the second quarter of 2005.

In the second quarters of 2006 and 2005, MPS received Maine Yankee stock redemptions of $200,000 and $305,000, respectively.

5.     SHORT-TERM CREDIT ARRANGEMENTS

The following Note describes changes to the Company’s short-term credit arrangements during the second quarter of 2006, and should be read in conjunction with MAM’s 2005 Form 10-K and MAM’s March 31, 2006, Form 10-Q.

On May 5, 2006, MAM borrowed $400,000 from Katahdin Trust Company through a 5-month unsecured note. The loan was at a variable rate of the 3-month London InterBank Offered Rate (“LIBOR”) plus 3.50%. The interest rate as of the date of borrowing was 8.63%. Monthly payments of interest only were due throughout the term of the loan, with a full repayment of principal due at the end of the term.  This note was repaid on June 13, 2006, as part of a loan agreement with Bank of America.

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America.  This loan has interest payable on the last day of each month beginning at June 30, 2006, until full payment of any outstanding principal at a rate of the Bank’s prime rate plus 1%.  The rate at June 30, 2006, was 9.25%.  This term loan is available to the Company until December 31, 2006, or earlier if the loan principal is paid down.  Minimum principal payments are due in the amount of $140,000 at the end of each month beginning on January 31, 2007, and ending the earlier of December 31, 2007, or until the loan is fully repaid.  Under this agreement, the short-term loan with Katahdin Trust Company for $400,000 was immediately repaid.

6.     STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares at the most recent closing price to the date the option is granted. An option’s maximum term is ten years. As of June 30, 2006, the CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Year of Issuance	2006	2005	2004	2003	2002
Number of Options Granted	5,250	5,250	5,250	5,250	5,250
Vesting Period	3 years	3 years	3 years	3 years	3 years
Number of Options Vested and Exercisable	—	—	—	5,250	5,250
Dividend Yield	0.00%	4.08%	4.75%	4.60%	4.70%
Volatility	21.6%	20.0%	20.0%	20.0%	20.0%
Risk-Free Interest Rate	5.05%	3.80%	4.33%	3.00%	4.60%
Expected Life	7 years	7 years	7 years	7 years	7 years

The stock options are valued using the Black-Scholes valuation model.  The total value of all options granted as of June 30, 2006, is approximately $70,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheets.  Compensation expense of $1,000 was recognized during the second quarter of 2006, and $9,000 year-to-date through June 30, 2006.  None of this compensation expense was capitalized.

A summary of the activity in the Stock Option Plan from December 31, 2005, through June 30, 2006, is presented below:

Options	Shares 2006	Average Exercise Price 2006

Outstanding at December 31, 2005	21,000	$29.80
Granted	5,250	15.45
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2006	26,250	$26.93
Options exercisable at June 30, 2006	10,500	$30.28
Weighted-average fair value of options granted	$4.89

Dilutive earnings per share impact of outstanding stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Net (Loss) Income	$(310)	$(798)	$223	$479
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,637,643	1,636,167	1,637,427	1,636,037
Dilutive effect of common stock options	23,625	18,375	23,625	18,375
Other dilutive shares	9,500	5,955	9,500	5,955
Shares used in computation of earnings per common share assuming dilution	1,670,768	1,660,497	1,670,552	1,660,367
Net (loss) income per share basic	$(0.19)	$(0.49)	$0.14	$0.29
Net (loss) income per common share diluted	$(0.19)	$(0.49)	$0.13	$0.29

7.               BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. The Company continues to offer market-based total compensation to its employees that include varying funded benefit programs, salary, bonuses, incentives, and commissions, depending upon an individual’s particular job classification. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or Retirement Savings Plans in Canada. These plans allow voluntary contributions by the employee and may include a contribution by the Company.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Most employees of the Company’s unregulated operations are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company contributed approximately $162,000 to the pension plan for 2005 in 2006. In addition, the Company is currently making quarterly payments for the 2006 plan year, in accordance with IRS requirements due to the plan’s market value dropping below the fully funded level. Each quarterly payment for 2006 is approximately $214,000 and affects the plan funding level, but not the amount of expense to be recognized. Expenses by quarter are summarized in the table below.

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

For purposes of determining the accrued post-retirement benefit cost as of June 30, 2006, and December 31, 2005, the health care cost trend rate used was an increase of 8.0% in 2006 and 2005 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan.

The following table sets forth the plans’ net periodic benefit cost:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$140	$122	$281	$244	$46	$46	$92	$92
Interest cost	290	283	580	566	126	126	252	252
Expected return on plan assets	(272)	(269)	(544)	(538)	(54)	(54)	(108)	(108)
Amortization of transition obligation	—	—	—	—	36	36	72	72
Amortization of prior service cost	23	23	46	46	(15)	(15)	(30)	(30)
Recognized net actuarial (gain)	44	26	87	52	43	42	86	84
Net periodic benefit cost	$225	$185	$450	$370	$182	$181	$364	$362

8.               COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Maine Public Utilities Commission 2006 Distribution Rate Case

On January 11, 2006, MPS filed a notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates.  Subsequently, on March 13, 2006, the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company participated in discovery on its request and subsequently updated its filing on June 15, 2006. The supplemental filing revised the Company’s request to increase distribution revenue by $2.68 million, an 8.64% increase in average electric delivery rates.

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million to become effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below.  The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004.  The impact of this adjustment of approximately $128,000 has been recognized in the second quarter of 2006.  MPS also agreed to certain service quality index standards as part of this stipulation.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers were put into retail rates on July 15, 2006, to coincide with MPS’s distribution rate increase.  These rates were approved by the MPUC on July 5, 2006. Per this filing, the DSM mil rate was increased by 20%, or an increase of approximately $111,000, and the retail transmission rate was decreased by 13.43%, or approximately $534,000.

Federal Energy Regulatory Commission 2006 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2006, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2006 OATT”) to modify its transmission rate formula.  MPS filed its updated rates under the 2006 OATT formula on June 15, 2006, pursuant to Docket ER00-1053, with an effective date of June 1, 2006, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.  The retail transmission revenue requirement was decreased by approximately $534,000 on July 15, 2006, under the 2006 OATT.  This represented a decrease of 13.43% to the transmission component of retail delivery rates. The primary reasons for the decrease were a shift in costs between transmission and distribution and the settlement of the 2005 Open Access Transmission Tariff through rates, as described more fully below.

The Company is currently participating in discussions with its customers concerning the 2006 OATT.

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2005 OATT”) to modify its transmission rate formula.  MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.  The retail transmission revenue requirement was increased by approximately $289,000 on June 1, 2005, under the 2005 OATT.  This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%.  The primary reasons for the increase were the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system.

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula.  The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $288,000.  The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006.  This adjustment flowed through the MPS OATT effective June 1, 2006, and will be passed through retail rates beginning on July 15, 2006.

Requests for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line and Various Transmission Service Reservations.

On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of a Certificate of Public Convenience and Necessity (“CPCN”) pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

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

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine.  The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line.  The Commission’s Order denying the certificate, which was issued on October 21, 2005, described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain reliability risks identified by MPS.  The Company filed for reconsideration of the Order on November 8, 2005, based on the possibility that Aroostook Wind Energy Company, LLC (“AWE”) might elect to utilize the CPCN requested by MPS in this Docket in order to have MPS construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system.  On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities.  MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted an MPS request for suspension of certain of the specific requirements of the October 21, 2005, Order pending Commission consideration of certain proposed market rule changes which NMISA presented to the Commission on March 1, 2006.  Through June 30, 2006, approximately $844,000 was spent on this transmission project.  MPS is seeking recovery of these costs in its transmission rates.  MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in MPS’s rates. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $32.2 million at June 30, 2006, and $29.9 million at December 31, 2005, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $5.8 million from July 1, 2006, through December 31, 2006. Since March 1, 2004, WPS-PDI has purchased 100% of WS’s output.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The current total estimated cost of the project is $2.6 million; as of June 30, 2006, $1.79 million of this total has been spent on this effort.  The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

Variable Interest Entities

Maricor Properties and the Maricor Ashford Ltd joint venture are variable interest entities, as defined by FIN 46(R).  However, Management has determined that these entities should not be consolidated with these financial statements, as MAM is not the primary beneficiary of these companies.

Leases

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, “Accounting for Leases”.  The following summarizes payments for leases for a period in excess of one year:

	Six Months Ended
	June 30,
(In thousands of dollars)	2006	2005
Office Equipment	$10	$36
Building	110	96
Vehicles	11	6
Rights of Way	1	1
Field Equipment	21	20
Total	$153	$159

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments by Year For All Items

Minimum Lease
Years	Payments
(In thousands of dollars)
2006	$274
2007	$229
2008	$231
2009	$185
2010	$71

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $575,000 per year for years 2006-2013, plus an indexed inflation factor.

9.               ISSUANCE OF MARICOR PROPERTIES STOCK ACQUIRED BY ASHFORD INVESTMENTS INC.

Maricor Properties Ltd is a Canadian real estate development, redevelopment and investment company focused on sustainable development and “smart growth” principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs.  It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts, promoting renewal of existing areas, thus negating the need for extension of additional infrastructure and promotion of sprawl.  Maricor Properties was a wholly-owned subsidiary of MAM until June 30, 2006.

On that date, Maricor Properties issued one share of its stock acquired by Ashford Investments Inc. (“Ashford”), an unaffiliated real estate management, development, and investment company, for approximately $586,000.  As 50% owner of Maricor Properties, Ashford assumed 50% of the outstanding debt of Maricor Properties Ltd and its subsidiaries, and it agreed to guarantee Maine & Maritimes Corporation’s debt with Merrill Lynch Mortgage Lending related to financing on the Vaughan Harvey Building owned by Maricor Properties in Moncton, New Brunswick and the MacDonald Building owned by Cornwallis Court Developments in Halifax, Nova Scotia.

In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain in the amount of $429,000 as non-operating income.  This gain was partially offset by the deferred income tax impact of $172,000.

Under the terms of this agreement, Maine & Maritimes Corporation and Ashford Investments Inc. are now equal shareholders of Maricor Properties and its wholly-owned subsidiary, Cornwallis Court Developments Ltd.  While Ashford, as co-owner of Maricor Properties Ltd, owns 50% of Mecel Properties Ltd, it does not experience economic benefit or risks associated with this entity and Mecel’s owned real estate as a result of a shareholders agreement with MAM.  A 120-day period beginning at the time of the closing of the transaction has been set aside to either gain necessary approvals to sell one-half interest in Mecel to Ashford for additional compensation or to transfer ownership of Mecel to Maine & Maritimes Corporation or another one of its entities.  As part of the shareholders agreement, MAM has indemnified Ashford against a guarantee by Mecel Properties for a MAM term loan of $1.7 million with Bank of America, described in Note 5.  Ashford Properties, a subsidiary of Ashford Investments Inc., provides property management services for all properties owned by Maricor Properties and its subsidiaries, including Mecel.

The removal of Maricor Properties and its subsidiaries other than Mecel from these consolidated financial statements constitutes a change in reporting entity under SFAS 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Under this guidance, the Company is required to present the prior period financial statements on the same basis as the current period for comparison purposes.

Because the sale was completed on June 30, 2006, the Consolidated Statements of Operations for the three- and six-months ended June 30, 2006 and 2005 include all activity for Maricor Properties for these periods, and are comparable statements. However, this change in reporting entity will impact future Consolidated Statements of Operations.  The Consolidated Balance Sheet for December 31, 2005, has been presented as if Maricor Properties and Cornwallis were treated as equity investments at that time, rather than consolidated, so that the information contained in that Balance Sheet is comparable to the June 30, 2006, presentation.

10.        PACE ACQUISITION

On May 12, 2006, The Maricor Group, Canada Ltd purchased certain assets of Pace Engineering Limited (“Pace”), a New Brunswick company specializing in electrical engineering design services.  TMGC did not acquire any receivables arising from invoices dated before May 15, 2006, or any real estate from Pace.  The present value of the purchase price is approximately $413,000, including three future payments that are contingent on achieving certain levels of revenue within TMGC’s electrical engineering division.  These payments have been accrued.  Management believes this transaction will improve TMGC’s market position with respect to facilities electrical engineering and positions TMGC as the largest electrical design engineering firm in Atlantic Canada.

11.        SUBSEQUENT EVENTS

On July 5, 2006, Maricor Properties borrowed $2.45 million CDN from Merrill Lynch Mortgage Lending to refinance temporary debt at the Royal Bank of Canada.  The new debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 6.011%.  This loan is secured by the Vaughan Harvey Blvd. property in Moncton, New Brunswick, and is guaranteed by Ashford Investments Inc., which is a 50% equity owner of Maricor Properties.

Under the terms of the credit agreement with Katahdin Trust Company, the $1 million TMG line of credit must be repaid in full for at least one 30-day period during each year.  On July 19, 2006, Katahdin Trust Company waived this requirement for 2006.

On August 4, 2006, Maricor Properties also borrowed $4.05 million CDN from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building.  The proceeds were used to repay the Standard Life mortgage.  The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield of the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 5.695%.  This loan is secured by the J. Angus MacDonald building, and is guaranteed by Ashford Investments Inc., which is a 50% equity owner of Maricor Properties.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives.  These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements.  We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what the Company expected.  Actual results will differ, and some of the differences may be material.  Factors that could cause actual results to differ materially from our projections include, among other matters, liquidity and capital formation risk; lack of profitable operations from unregulated businesses; acquisition and integration risks; legislation and regulation; foreign operations; general economic conditions, including economy of the region, interest rate risk, value of real estate and inflation risk; the degree of exclusivity of franchises; competition, environmental risks; aging infrastructure and reliability risks; collections risk; attraction and retention of qualified employees; equity price risk; professional liability risks; technological obsolescence; weather; vandalism, terrorism and other illegal acts; information technology risks; and alternative generation options.  Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Executive Summary

Although incurring a loss of $310,000, MAM’s overall financial performance improved on a quarter-to-quarter comparison basis to prior year, largely attributable to the sale of stock of Maricor Properties Ltd.  MAM incurred a loss of $798,000 during the same quarter of 2005.  Total operating revenues for regulated and unregulated operations contributed to the improvement with consolidated operating expenses only moderately increasing.  Other income improved on a quarterly comparison basis as well, while interest charges were up as a result of increased interest expenses and lower stranded cost carrying charges.  Although recognizable improvements for the quarter were experienced, on a consolidated basis MAM experienced a loss of $0.19 per share compared to $0.49 during the second quarter of 2005.  The current year loss per share is net of the $0.16 per share benefit from the gain on the sale of one share of Maricor Properties, representing a 50% ownership.  Historically, MAM’s second and third quarters are typically impacted by lower earnings from its regulated utility due to its rate design approved by the MPUC that results in lower per KWH costs during the second and third quarters, as opposed to first and fourth quarters.

Management believes MAM’s ability to improve its financial performance, both in the short and long-term, will be greatly dependent upon its ability to ensure a fair return on its regulated assets, as well as significantly increasing TMG’s growth through acquisitions and improved organic growth, while more aggressively implementing Maricor Properties Ltd’s real estate development and investment strategies.  During the quarter, MAM’s regulated utility successfully achieved what MAM believes is a fair rate increase stipulation balancing the economic expectations of shareholders with regulators’ concerns to ensure consumers receive an equitable and competitive price for electric delivery services.  Based on current strategic activities, Management believes meaningful steps are being taken to increase the performance of MAM’s unregulated operations.  Should MAM not succeed in achieving increased and timely growth of unregulated operations through acquisitions, increased organic growth, and improved access to growth capital, Management will present to its Board of Directors alternative strategies to create shareholder value that could include, but are not necessarily limited to the sale of unregulated operations, strategic mergers, and changes in strategic focus.  As noted, the sale of Maricor Properties Ltd stock contributed to earnings, while also furthering its strategy to expand its real estate focus and ability to raise capital for larger and more significant investment projects.  Although Management cannot warrant with certainty additional sales of Maricor Properties Ltd stock, efforts continue to potentially expand the investment base in the company and its real estate projects, including the potential sale of additional shares of stock in Maricor Properties, as well as creating new real estate investment joint ventures.

On a consolidated basis, MAM’s revenues increased quarter-to-quarter by approximately $761,000.  Second quarter 2006 revenues were $9.26 million, as compared to $8.5 million during the same quarter in 2005, reflecting revenue gains in its regulated and unregulated segments.  Consolidated expenditures on a quarter-on-quarter basis were approximately $251,000 higher than in the same quarter during 2005.  Actual expenditures in the second quarter of 2005 of $9.06 million rose to $9.31 million during the same quarter of 2006.  This increase reflects a decline in regulated expenditures of $254,000 and an increase in unregulated expenses of $167,000, an increase in depreciation expense of $77,000, and an increase in the provision for income taxes within MAM’s regulated segment of approximately $341,000.  A decrease in costs on a quarter-to-quarter basis related to a decline in amortization of approximately $79,000.  This decline was attributable to a one-time retroactive adjustment in the amortization period for the Oracle system, in accordance with the terms of the above-mentioned rate stipulation, as well as the backlogs from the RES and M&R acquisitions becoming fully amortized.  Another significant transaction impacting income was the $429,000 gain from the sale of Maricor Properties Ltd stock, offset by the corresponding increase in the consolidated provision of income taxes of $172,000.

Results among MAM’s subsidiaries varied due to a number of specific factors.  MPS’s contribution to MAM’s earnings improved by $321,000 comparing the same quarters for 2006 and 2005.  The net income for MPS was $13,000 as compared to a 2005 second quarter net loss of $308,000.  Although MPS’s total revenues were up by $341,000 on a quarter-to-quarter comparison basis, actual megawatt hour (“MWH”) consumption was down by 2,326 MWH (1.7% decline in volume) due to milder than normal weather and a lack of economic growth within its service area.  Further, its revenues were positively impacted by an increase in other or miscellaneous revenues of approximately $494,000 on a quarter-to-quarter comparison basis.  This increase was in large part due to subcontracting services for construction of transmission facilities to serve a new wind generation project, Evergreen Windfarm, LLC, under construction within MPS’s service area.  Overall expenditures were down for the quarter by $254,000 as a result of a number of contributing factors, including but not limited to decreased labor costs as a result of subcontracting and a decrease in administrative and general expenses.

Management is also monitoring the impact of MPS’s pension plan on overall operating results and cash flows.  Management and the Board of Directors are actively evaluating options to control such costs and risks associated with MPS’s defined benefit pension plan and recognize that actions must be taken to address challenges associated with retiree benefits.  While Management cannot predict with certainty which solution will be implemented or when, it does recognize that definitive actions must be taken due to the increasing costs and risks associated with its defined benefit pension plan.

The Maricor Group and its subsidiaries, The Maricor Group, Canada Ltd and The Maricor Group New England, experienced a modest consolidated increase of $59,000 in revenues as compared to the same period in 2005.  Operating expenses increased by $329,000 reflecting increased payroll costs and an increase in bad debt expense of $102,000 due to a reduction in the estimated reserve in prior years offset by bad debt expense in the current year.  TMG’s consolidated net income declined by $154,000 on a quarter-to-quarter comparison basis as a result of a number of factors including, but not limited, to costs associated with acquisitions, slower than anticipated sales within its New England market, continued investment in additional employees, and increased involvement in longer sales cycle offerings.  TMG’s net loss for the quarter was $186,000, as compared to a loss of $32,000 in the same quarter of 2005.

The Maricor Group, Canada’s revenues increased by 27% for the quarter, as compared to the prior year’s same quarter, partially due to the acquisition of Pace Engineering Ltd and increased organic growth within Canada.  Sales pipeline activity within TMGC’s market has increased, particularly within its Nova Scotia market reflecting awards for larger scale projects, such as a new hospital engineering design project in Nova Scotia.  TMGC has made more meaningful progress in advancing the firm’s full line of service offerings than TMGNE, particularly in the area of energy services.  As a result of TMGNE’s lagging performance, Management has employed new management for the TMGNE business unit, employed a new human resources executive for TMG, and is actively seeking to expand its employment base within the New England and Atlantic Canadian regions, including the addition of full-time professional business development associates.  Further, TMGNE is in the process of attempting to expand its energy services offerings, shifting execution resources on a full-time or part-time basis from Canada to New England.

TMG’s continued progress is highly dependent upon its ability to adequately capitalize the company, including the formation of growth capital, and invest in expansionary activities, such as the hiring of full-time business developers capable of selling across all product and service lines, as well as more rapid and increased scale relevant acquisitions.  While cost control is important, TMG’s emphasis must concentrate on increasing its revenues, particularly through improved marketing and sales of higher value and margin offerings in the energy services area, while ensuring all senior members of the TMG organization contribute to revenue generation, as well as execution efforts.  Management is taking steps to achieve these goals, but cannot warrant that it will be successful in raising the necessary growth and operating capital to facilitate the required expansion.

During the second quarter of 2006, Maricor Properties Ltd issued one share of its stock to Ashford Investments Inc., an Atlantic Canadian real estate development and investment company for approximately $586,000, resulting in a gain of $429,000 partially offset by the deferred income tax impact of $172,000.  Accordingly, MAM and Ashford now own equal shares of Maricor Properties and its subsidiaries.  However, Ashford does not receive economic benefit from and is indemnified from liabilities associated with Mecel Properties Ltd.  Over a one hundred and twenty day period after the sale of the share, MAM will execute a strategy to sell half of Mecel’s economic interest for additional compensation to Ashford, or transfer Mecel’s ownership to MAM or some other subsidiary.  While Management cannot warrant success in selling additional shares in Maricor Properties, it is continuing to seek investors to facilitate the expansion and continued investment in real estate.  Including the sale of the share to Ashford, Maricor Properties experienced net income of $187,000 as compared to a loss of $23,000 in the second quarter of 2005.  Excluding this transaction, Maricor Properties lost approximately $70,000 during the second quarter, primarily due to increased lease amortization expenses associated with the acquisition of Cornwallis Court Developments.

As a result of the sale of this share, MAM performed an analysis in accordance with FIN 46(R), “Consolidation of Variable

Interest Entities – an Interpretation of ARB No. 51” to determine the primary beneficiary of Maricor Properties.  Management determined that, under the terms of the shareholder agreement with Ashford, MAM remained the primary beneficiary of Mecel, but not of the other components of Maricor Properties, including the Vaughan Harvey building and Cornwallis.  Based on this determination, Mecel remained consolidated in these financials, while the other subsidiaries are accounted for under the equity method in accordance with Accounting Principles Board (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”  As a result, certain lines of the balance sheet were significantly reduced, including fixed assets, which decreased by $7.24 million; intangible assets, which decreased by $600,000; long-term debt, a decrease of $3.11 million; and notes payable, a decrease of $3.85 million.

The continued growth and success of Maricor Properties is dependent upon its ability to identify new real estate development and investment opportunities within Atlantic Canada, as well as to raise additional capital to facilitate such investments.  Management continues to explore with its new investor, Ashford, additional investor opportunities, as well as additional means to raise capital to enable additional investments in both real estate development and acquisition opportunities.  Additional projects have been identified.  However, leveraging these opportunities will be dependent upon Maricor Properties’ and its investors’ abilities to raise capital or create new joint ventures that facilitate further investments and growth.

Maricor Technologies experienced a net loss of $157,000 during the second quarter, as opposed to a loss of $78,000 during the second quarter of 2005.  During the second quarter MTI released an expanded and revised version of its iPlan™ software solution, shifting its focus more toward facility asset performance management and governance in the areas of energy, security, and environmental management and reporting.  MTI continues to focus primarily on selling to larger channel market partners versus the mass customer market and has a number of existing possible channel market sales.  However, Management cannot warrant that these sales opportunities will occur.

The Company’s cash and cash equivalents as of June 30, 2006, were $371,000, down from $781,000 at December 31, 2005.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.  Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG and its other unregulated subsidiaries, Management is working to ensure the Company has adequate credit capacity for 2006 to cover sinking fund payments, construction activities and other financial obligations. To ensure adequate cash flows, Management is structuring additional short-term borrowings, evaluating certain refinancing opportunities, and may consider selling certain assets.

Management continues to develop and execute strategies to address their short-term cash flow challenges during 2006.  Management executed a short-term loan with Bank of America for $1.7 million to bridge itself to improved cash flows that should occur as a result of collections of deferred stranded costs during the approximate coming five years.  While liquidity has improved due to the short-term loan and sale of a share in Maricor Properties, MAM has a continuing need to raise capital, through debt or equity instruments, to further its growth strategy and improve overall operations.  While MAM’s unregulated diversification and growth strategy remain in their infancy, further successes are tied greatly to the availability of capital, both investment and operating.  Improved economic performance of existing unregulated subsidiary operations is important and steps, such as recruitment of new experienced management and increased focus on human resources management, have been implemented.  Management continues to believe that adequate capitalization, increased pace and scale of acquisitions, and enhanced business development are critical keys to MAM’s unregulated organizations’ collective financial performance, both in the near and long-terms.  Further, Management believes that consolidation of subsidiaries may be required to allow for increased focus and reduction of costs.  Management continues to seek both organic (increased marketing and sales capabilities) and inorganic growth (mergers and acquisitions) opportunities, as well as means to raise growth capital, which may take a number of different debt or equity forms.

Management recognizes a number of economic and operating challenges; however, it believes its long-term outlook is encouraging.  Management remains confident that its unregulated value propositions are closely aligned with increasing market demands and trends.  Management does not believe a status quo or “stay as you are” strategic option exists to create long-term shareholder value for MAM.  Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS’s service area, Management does not believe reverting solely to its core regulated wires business can generate adequate long-term shareholder value.  However, Management does believe that its regulated and unregulated operations’ performance must be enhanced in a timely manner.

Management is focused on increasing earnings across all business lines or eliminating less productive opportunities.  However, should the Company not achieve a level of unregulated growth consistent with the need to create long-term shareholder value within a reasonable timeframe, Management and the Board of Directors will need to assess strategic alternatives to its current growth strategy.  Resulting actions could involve the sale or partial sale of certain or all unregulated assets or other alternatives, recognizing the need to act prudently in protecting and enhancing long-term shareholder value.  Management does believe that the timely and efficient implementation of the Company’s growth strategy, cost control within its utility operations, and streamlining of operations can result in achieving desired long-term shareholder value.  Management is actively seeking acquisition opportunities and is actively seeking to raise capital to facilitate a more rapid growth trajectory and improved economic performance.

Given MAM’s need to invest in its future and expand its scale to improve its overall financial performance, particularly its unregulated operations, Management cannot warrant that it will resume paying dividends at historic levels or on a continuing basis until its cash flows and earning performance improve.  Further, and as noted, Management believes that it must address the under capitalization issues facing the Company before considering a dividend for its common shareholders.  However, it is Management’s goal to expeditiously enhance the performance of the Company and to continue as a yield and growth-at-a-reasonable price stock.  Management believes its strategy is sound and that meaningful progress is being made in the firm’s overall structural and economic transition.

MAM recognizes that it faces a number of major challenges including, but not limited to, (a) capital formation, (b) its pace of acquisitions, (c) ability to recruit and retain key staff, (d) the speed of execution of its overall strategy, (e) improved sales traction, and (f) evolving trends within the regulated electric utility sector.  Given MAM’s need for growth capital, Management will be required to evaluate and potentially implement an array of capital formation strategies that could prove to be dilutive, at least in the short term.  Further, given the limited number of potential acquisition candidates, Management cannot assure with certainty that each acquisition will prove to be accretive.  Given current merger and acquisition trends within the electric utility industry to attain scale and create increased shareholder value, Management anticipates that its regulated utility operations will be impacted over the coming years by scale-related pressures resulting from mega-mergers within the electric utility competitive space.

In addition to market and operating challenges, MAM does expect increased costs associated with compliance of the Sarbanes-Oxley Act (“Sarbox”).  Given the scale of MAM’s organization, remaining publicly traded will create increased compliance costs that may be a larger percentage of revenues as compared to larger publicly-traded corporations.  While MAM and its Management are committed to full compliance with Sarbox, we recognize the significant costs both monetarily and in terms of management bandwidth.

Overview of Company Strategy

MAM’s overall strategy was developed in response to a number of converging macro-economic trends that Management believes continue to drive increasing market opportunities, both near and long-term.  The continuing turbulence within the energy industry, exacerbated by geo-political conflicts and growing third-world demand for energy, is having significant energy price, supply, and security impacts on businesses and organizations within North America.  While an increasing emphasis is being placed on supply-side issues by north American governments, we see expanding governmental mandates and a renewed customer-driven need to improve energy efficiency (demand side management) and control energy-related costs.  As energy-related issues remain at the forefront of public policy issues, and an increasing cost and reliability concern for businesses and organizations, MAM believes there will be an increasing demand for energy efficiency-related services and solutions within North America, including an expanded marketplace interest in “on-site” and alternative energy or distributed electric generation.

While energy is at the forefront of driving macro-economic trends, Management believes there is an increasing north American awareness of global warming or climate change correlated with an increasing call to action to address carbon emissions reductions. We believe that energy efficiency or demand-side management, alternative or distributed “on-site” generation using cleaner fuels, sustainable asset management techniques and sustainable or “green” engineering designs are essential to reducing emissions from the built environment.  We continue to see growing private and public sector mandates to address climate change, both in the United States and Canada.  As more and more businesses and governments adopt a sustainable approach to their actions, we believe opportunities will evolve related to the market demand for sustainable facility and infrastructure performance management and energy-related solutions.

While energy costs and environmental issues, such as carbon emissions reductions, remain a concern, businesses and governments are facing a significant financial challenge as they realize the economic threats created by escalating deferred maintenance liabilities of infrastructure essential to our economy.  As businesses and organizations continually underfund their capital renewal and asset maintenance programs, many are now faced with staggering and growing deferred maintenance liabilities.  In many cases, the deferred maintenance on facility and energy-related infrastructure assets threatens the continued viability of such assets.  Increasingly, MAM believes businesses and governments are requiring more sophisticated capital expenditure planning, working to ensure that every capital dollar spent is the most optimal investment they can make.  To address burgeoning deferred maintenance liabilities and increasing variable operating costs, organizations are looking to advanced business processes that can help extend the functional and economic lifecycle of physical assets through improved analytics and better facility performance management reporting systems.  MAM believes that by enhancing energy efficiency (demand-side management) and controlling organizations’ energy-related expenditures, an entity can “free-up” capital to address their deferred maintenance liabilities.  Further, by designing and building new energy-related and energy efficient facilities-related infrastructure, operating costs can be reduced and/or risks reduced while built environment assets are renewed.

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

We believe the convergence of these issues is creating a substantial marketplace demand, with current solutions and services being minimal.  Addressing these issues and advancing businesses’ and organizations’ achievement of a stakeholder-centric “triple bottom line” requires the integration of physical, intellectual, and technology-based assets that when combined results in integrated value chain solutions to pressing and on-going challenges regarding our aging infrastructure, global warming or climate change, energy pricing and security, and our ability to support the sustainable needs of society. Through the amalgamation of diverse, but relevant skills and technologies in the building sciences, engineering, information technology, and energy consulting fields, MAM is positioning itself to be a leading professional services, product and asset-based solutions company.

MAM’s unregulated operations are increasingly focused on sustainable and “green” solutions, progressively building professional services competencies to provide products, services, and solutions, such as, but not limited to (a) sustainable university and college campus planning with a strong focus on campus energy infrastructure, (b) energy efficiency (demand-side management) evaluations and solutions focused on the governments, hospitals, universities, schools, institutional and office commercial markets, (c) sustainable asset management ranging from facility infrastructure condition assessments to capital planning to facility renewal, (d) on-site energy asset development including co-generation, alternative fuel and distributed generation solutions, (e) energy supply management, (f) sustainable real estate development and renewal, including public and private partnerships such as the construction and ownership of university dormitories, (g) sustainable and transparent asset governance and reporting, and (h) LEED™ engineering design services.

MAM’s execution strategy involves a combination of organic and inorganic strategies.  However, key to amassing the requisite talent and core competencies is a proposed aggressive acquisitions program.  Simply hiring one individual talent at a time will not enable the necessary ramping-up of the business to achieve the required scale and desired level of profitability.  Recognizing that there are limited acquisition opportunities across North America, MAM’s efficiency in identifying potential targets, undertaking due diligence, forming capital and closing transactions in a timely manner is critical.  Given that few, if any, potential acquisition candidates exist today that provide the full array of proposed integrated sustainable services, products, and assets, MAM recognizes its need to acquire companies that bring discrete portions of the value proposition and amalgamate integrated services offerings across acquired companies through the organic development of a high level business development and transaction structuring organization. Such a high level, organically-grown business development staff will require experienced individuals with a high degree of relative domain knowledge.  Through these senior staff members, solutions to clients’ needs can be crafted using multiple discreet offerings or capabilities, integrated into a seamless solution.  Each individual offering will continue to be sold on a “one-off” basis, such as selling engineering design services. However, the more complex and higher value integrated offerings will need to be sold and managed by a higher level business development organization currently being organized and staffed.

While Management believes MAM’s strategy is well-aligned with existing and projected macro-economic trends, it believes its success will depend on the Company’s ability to expeditiously (a) recruit, train and execute a high level business development organization, (b) hire highly qualified professional engineers, technicians, financial engineers, architects, environmental scientists and other professional services supporting the built or facility infrastructure environment, (c) identify, undertake due diligence, acquire and integrate multiple companies providing required core competencies and (d) to form adequate working and growth capital to support the Company’s organic and inorganic growth strategies.  Management further believes, given its holding company structure, that the Company’s unregulated operations must achieve increased scale, allowing for necessary critical mass to support corporate-related costs and ensure meaningful contribution to earnings per share.

MAM’s strategy includes the continuing operation of its regulated utility, Maine Public Service Company. However, given the projected decline in its regulatory rate base over time, as stranded cost recovery occurs, Management believes earnings will slowly decline over the next six or more years and then become more static.  MPS will continue to be challenged by cost pressures, and while a long-term meaningful contributor to earnings per share today, Management does not believe it can create growing long-term shareholder value unless unregulated operations are grown in a more expeditious manner.  Management recognizes that in the post-Public Utilities Holding Company Act (“PUHCA”) repeal era, approved as part of the U.S. 2005 Energy Policy Act, there is an increasing probability of utility mergers.  We believe these mergers will result in extremely large regulated utilities serving multiple jurisdictions and with a scale allowing for potentially decreasing per unit cost services in the transmission and distribution areas.  Over time, Management expects that scale will play an important role in the success formula for all regulated utilities.  Consequently, we recognize that strategies must be developed and implemented to address this potential trend that could impact the earnings and future of MPS.

Management emphasizes that its success in growing the company and executing on its strategy is highly dependent upon capital formation.  While Management is evaluating and pursuing a number of different options to form operating and growth capital, it cannot assure its success in gaining the necessary capital to grow in a timely and progressive manner.  Further, Management believes that it must streamline its portfolio of operations to ensure a greater focus on The Maricor Group’s operations, which may, but is not necessarily limited to, consolidating companies and divisions, as well as exiting certain less core operations.  The sale of one share of Maricor Properties was part of Management’s overall strategy to strategically align with other partners, while allowing for increased focus on MAM’s primary growth strategy.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in MAM’s 2005 Form 10-K.

Sales of Stock by a Subsidiary

On June 30, 2006, Maricor Properties sold one share of stock to Ashford Investments Inc., making Ashford and MAM equal owners of the company.  In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the cash consideration received in excess of MAM’s carrying value has been reflected as a gain in the consolidated financial statements, in the amount of $429,000, as non-operating income.  This gain was partially offset by the deferred income tax impact of $172,000.  Under the terms of SAB 51, future sales of stock by a subsidiary would be required to be reported as a gain or loss, instead of as equity transactions, should any such transactions occur.

Goodwill Impairment Analysis

The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company, on an annual basis, calculate fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. The Company’s annual impairment assessment date is November 30. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status.

Within The Maricor Group, earnings lagged expectations during the quarter for a number of transitional and market reasons including, but not necessarily limited to: (a) expenses associated with long lead time sales cycles, (b) expenses associated with transitioning to additional and higher value product and service lines, and (c) speed in attracting and hiring additional engineering and engineering technician talent.  Therefore, Management performed an interim impairment analysis of goodwill of The Maricor Group as of May 31, 2006, in accordance with SFAS 142.  No impairment of goodwill was noted in this assessment.

In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions, and marketplace data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill.  In analyzing potential impairment, management has evaluated marketplace data and trends as it relates to businesses operating within the same competitive space and geographies.  Management believes its assumptions associated with its discounted cash flow analysis, as well as comparables, are reflective of the marketplace.  If actual fair value is less than the Company’s estimates, goodwill may be overstated on the balance sheet, and an impairment charge would be recorded against net earnings.

The reporting units were defined as the mechanical and electrical engineering operations acquired as RES, M&R and Eastcan, and additional service lines added since acquisition were excluded from the analysis.  As TMG amalgamates operations and expands services and markets, Management believes that over time the reporting unit will be consolidated to reflect the operating interactions and organizational structure of a consolidated TMG (including TMGNE and TMGC) as one reporting unit versus TMG and its individual subsidiaries each as individual reporting units.  This is increasingly likely as contracts are won in an expanding geographic market and as enterprise teams of individuals from differing reporting units and geographies execute such contracts, reflecting a more traditional structure for a professional services consulting firm.

Overall Results of Operations—Consolidated

Net (Loss) Income and (Loss) Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
Income from Continuing Operations
Regulated Electric Utility	$13	$(308)	$1,216	$1,389
Unregulated Engineering Services	(186)	(32)	(355)	(184)
Unregulated Real Estate Holdings	187	(23)	100	(53)
Unregulated Software Technology	(157)	(78)	(262)	(91)
Other*	(169)	(354)	(478)	(587)
Income from Discontinued Operations	2	(3)	2	5
Net (Loss) Income	$(310)	$(798)	$223	$479
Basic (Loss) Earnings Per Share	$(0.19)	$(0.49)	$0.14	$0.29

*The “Other” line includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

Explanation of the operating results by segment is presented below.

Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements. Interest Expense on long-term debt and short-term credit arrangements were $914,000 and $665,000 for the quarters ending June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, and 2005, interest expense was $1.8 million and $1.31 million, respectively.

A portion of the increase in interest expense is the addition of the MAM line of credit with Bank of America, on which MAM incurred $50,000 of interest expense in the second quarter of 2006 and $94,000 year-to-date.  MAM did not have a line of credit in the first two quarters of 2005.  Increasing debt levels at MPS also led to $69,000 more in interest expense, while increasing rates on MPS’s variable rate short-term debt increased interest expense by $70,000.  The remaining increase is primarily due to increased debt levels at Maricor Properties, as a result of the acquisition of Cornwallis in the fourth quarter of 2005.

Income Tax Provision (Benefit)

The income tax provision for MPS was $43,000 for the second quarter of 2006, compared to an income tax benefit of $298,000 for the quarter ended June 30, 2005, due to the improved performance of the utility year-over-year. The regulated utility provision for income taxes for the six months ended June 30, 2006, and 2005, was $793,000 and $780,000, respectively. The unregulated tax benefit for the quarter ended June 30, 2006, was $335,000 compared to $334,000 for the same period in 2005. For the first six months of 2006 and 2005, this benefit was $795,000 and $587,000, respectively, due to a greater loss from continuing operations during 2006. The effective tax rates for 2006 and 2005 were consistent at 46.2%.

Taxes Other Than Income

Taxes other than income were $461,000 and $453,000 for the quarters ended June 30, 2006, and 2005, respectively, and $994,000 and $928,000 for the six months ended June 30, 2006, and 2005, respectively. Taxes other than income include payroll taxes and property taxes.

Taxes other than income for the engineering subsidiaries are classified as cost of sales for taxes related to labor dollars for employees who work directly on engineering projects, and presented on the Statement of Consolidated Income within “Unregulated Operation and Maintenance.”

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
Net (Loss) Income — Regulated Electric Utility	$13	$(308)	$1,216	$1,389
(Loss) Earnings Per Share from Regulated Electric Utilities	$0.01	$(0.19)	$0.74	$0.85

MPS core T&D earned income of $13,000 for the second quarter of 2006 compared to a net loss of $308,000 incurred in the second quarter of 2005.  For the first half of 2006, earnings were $1.22 million, compared to $1.39 million in the first half of 2005.  The changes in operating revenue and expense are explained below.

Regulated Operating Revenue

Consolidated Revenues and Megawatt Hours (“MWH”) for the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
(In thousands of dollars)	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,263	41,537	$3,320	41,805	$7,198	91,843	$7,325	93,121
Large Commercial	1,019	42,746	1,073	43,612	2,624	86,720	2,699	87,117
Medium Commercial	1,005	24,687	1,038	25,832	2,820	51,215	2,839	52,672
Small Commercial	1,305	21,444	1,311	21,480	3,590	46,939	3,672	48,250
Other Retail	205	839	208	850	413	1,692	415	1,694
Total Regulated Retail Revenue	6,797	131,253	6,950	133,579	16,645	278,409	16,950	282,854
Other Revenue	617		123		820		437
Total Regulated Revenue	$7,414		$7,073		$17,465		$17,387

Total revenue increased $341,000 or 4.8% from the second quarter of 2005 to the same period in 2006, with other revenue increasing $494,000.  The increase in other revenue is driven by a $460,000 increase in miscellaneous service revenue due to the Company’s contract work performed on the Evergreen Windfarm projects in Mars Hill, Maine, as well as several other billable jobs.

Partially offsetting the increase to other revenue was a decrease of $153,000, or 2.2% in sales revenues from the second quarter of 2005, to the second quarter of 2006.  Total sales volume decreased by 2,326 MWH or 1.7%, with the medium and large commercial classes decreasing quarter-over-quarter by 1,145 MWH and 866 MWH, respectively.  The medium commercial class decrease resulted from cooler than normal temperatures and the resulting delay in usage of air conditioning in businesses, early crop movement of several large potato growers and reduced activity at the National Guard vehicle rehabilitation facility during the second quarter of 2006.  A large wood products customer temporarily shut down a chipping facility for the second quarter of 2006, accounting for most of the large commercial class decrease.  The residential, small commercial and other retail classes were relatively flat.

Total regulated revenue for the first six months of 2006 increased $78,000 or 0.4% over the same period in 2005.  Other revenue is up by $383,000, due an increase in billable jobs in 2006, offset by decreases in sales revenues of $305,000 or 1.8%.  Sales volumes for the first six months of 2006 decreased 4,445 MWH or 1.6% compared to the same period in 2005.

On January 11, 2006, MPS filed a notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates.  Subsequently, on March 13, 2006, the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company participated in discovery on its request and subsequently updated its filing on June 15, 2006. The supplemental filing revised the Company’s request to increase distribution revenue by $2.68 million, an 8.64% increase in average electric delivery rates.

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million to become effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006.  The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the three and six months ended June 30, 2006 and 2005, regulated operation and maintenance expenses and stranded costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Regulated Operation and Maintenance
Transmission and Distribution	$911	$1,070	$1,951	$1,641
Customer Service	289	232	597	499
Administrative and General	2,297	2,449	4,680	4,964
Total Regulated Operation and Maintenance	$3,497	$3,751	$7,228	$7,104

Stranded Costs
Wheelabrator-Sherman	$1,709	$1,654	$3,867	$3,364
Maine Yankee	674	804	1,407	1,608
Seabrook	384	384	769	769
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363	725	725
Deferred Fuel	(632)	(699)	(1,530)	(1,244)
Special Discounts	70	70	140	140
Total Stranded Costs	$2,568	$2,576	$5,378	$5,362

The transmission and distribution expenses of $911,000 in the second quarter of 2006 are $159,000 lower than the second quarter of 2005, due primarily to higher material expense in 2005 related to distribution transformer purchases.  For the first six months of 2006, transmission and distribution expenses have increased $310,000, compared to the same period in 2005 because of completion of the 2006 phase of the Company’s program to replace any transformers contaminated with Poly-Chlorinated Bi-Phenol in the first quarter, incurring $169,000 of additional expense over 2005.  Additionally, work on transmission and distribution overhead lines increased by $58,000 over 2005.

Customer service expenses increased by $57,000, to $289,000 in the second quarter of 2006, compared to $232,000 in 2005, due to increased postage and increased labor for meter reading and customer records.  Year-to-date, customer service expenses have increased $98,000 compared to the first six months of 2005.

Administrative and general expenses in the second quarter of 2006 have decreased approximately $152,000 compared to 2005.  Consultant fees have decreased by $288,000 principally due to a decrease in Sarbanes-Oxley compliance costs.  This decrease was partially offset by the impact of a one-time adjustment for transportation clearing expense credit of $44,000 in June 2005 versus an additional transportation charge of $68,000 during the second quarter of 2006.  The year-to-date decrease in 2006, compared to 2005, is $284,000, due to reduced consultant costs of $583,000, primarily related to Sarbanes-Oxley compliance, partially offset by increased workers compensation insurance premiums until the contract with a new carrier was negotiated during the second quarter of 2006.

Unregulated Engineering Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Loss — Unregulated Engineering Services	$(186)	$(32)	$(355)	$(184)
Basic Loss Per Share from Unregulated Engineering Services	$(0.11)	$(0.02)	$(0.22)	$(0.11)

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the three and six months ended June 30, 2006, and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
The Maricor Group New England	$425	$580	$895	$1,168
The Maricor Group, Canada Ltd	1,000	786	1,878	1,601
Total Unregulated Engineering Operating Revenue	$1,425	$1,366	$2,773	$2,769

The Maricor Group, Canada is continuing to grow within its Atlantic Canada market, increasing revenue by 27% for the quarter compared to prior year, and 17% for the six months ended June 30, 2006.  TMGC acquired certain of the assets of Pace Engineering Limited, an electrical engineering company based in Moncton, New Brunswick, Canada, during the second quarter of 2006.  This acquisition is part of TMG’s continuing efforts to expand its service offerings and engineering solutions across eastern Canada and New England, and made TMGC the largest consulting electrical facilities engineering design firm within Atlantic Canada.

The Maricor Group New England revenue is continuing to lag behind the revenue levels of the prior year, due to a relatively weak sales pipeline compared to 2005.  TMGNE’s lack of traction in higher value product and service offerings is attributed to the need for increased investment in dedicated and professional business development staff, as well as a need to expand execution capabilities with enhanced domain knowledge in the areas of energy services and commissioning.  Further, TMGNE’s lack of full-time business development staff and the inefficiencies of a “seller-doer” model have limited sales of mechanical, electrical and plumbing facility design engineering services.  Management has taken steps during the second and third quarter of 2006 to mitigate this decrease in revenue through increased investment in business development and human resources.  These steps include the hiring of a new, full time human resources executive to address employee recruitment, performance and retention issues, as well as the hiring of a new experienced executive to manage TMGNE’s operations.  Efforts continue to recruit additional full-time professional business developers.  However, these steps typically take several quarters to yield the desired expectations.

Unregulated Engineering Services Operating Expenses

Unregulated engineering services operating and maintenance expenses for the three and six months ended June 30, 2006, and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Cost of Sales	$1,339	$1,276	$2,641	$2,480
Other Operating Expenses	290	24	513	292
Depreciation	3	5	8	8
Amortization	31	50	53	84
Taxes Other than Income	15	17	35	39
Income Taxes	(129)	(113)	(239)	(128)
Total Unregulated Operating Expenses	$1,549	$1,259	$3,011	$2,775

Cost of sales increased approximately $63,000 or 4.9%, in line with the overall increase in revenue of $59,000 or 4.3%.  Other operating expenses for the second quarter of 2006 have increased significantly from the expenses in the prior year, up approximately $266,000.  The increase is primarily a result of increases in payroll costs and an increase in bad debt expense of $102,000 due to a reduction in the estimated reserve in prior year offset by bad debt expense in the current year.  However, the increased expenses are also a result of longer sales cycles for higher value projects where revenues tend to significantly lag behind business development expenses.

Amortization expense in 2006 has decreased from 2005, due to the backlogs from the acquisitions of RES and M&R becoming fully amortized.

Unregulated Real Estate Subsidiary Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Income (Loss) — Unregulated Real Estate	$187	$(23)	$100	$(53)
Earnings (Loss) Per Share from Unregulated Real Estate	$0.11	$(0.01)	$0.06	$(0.03)

On June 30, 2006, Maricor Properties sold one share of stock, representing a 50% ownership interest, to Ashford Investments Inc. (“Ashford”), an unaffiliated real estate management company, for approximately $586,000.  In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain in the amount of $429,000 as non-operating income.  This gain was partially offset by the deferred income tax impact of $172,000.  Under the terms of this agreement, Maine & Maritimes Corporation and Ashford Investments Inc. are now equal shareholders of Maricor Properties.

Excluding this gain, Maricor Properties lost approximately $70,000 for the second quarter, compared to its $23,000 loss in 2005.  This net loss incorporates the additional lease amortization from the acquisition of Cornwallis, partly offset by additional rental income from the Vaughan Harvey building.

Unregulated Software Technology

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Loss — Unregulated Software Technology	$(157)	$(78)	$(262)	$(91)
Loss Per Share from Unregulated Software Technology	$(0.10)	$(0.05)	$(0.16)	$(0.06)

Maricor Technologies incurred a net loss of $157,000 for the second quarter of 2006.  During the quarter, MTI released iPlan™, its sustainable facilities governance technology solution, to the marketplace.  From the time MTI was acquired in February 2005 through the release of this software, certain software development costs were capitalized in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”  With the release of iPlan, the focus of MTI has shifted to improvements of their software that are not being capitalized, resulting in higher operating expenses, and the costs previously capitalized have begun to be amortized, further reducing net income.

Off-Balance Sheet Arrangements

Variable Interest Entities

Maricor Properties and the Maricor Ashford Ltd joint venture are variable interest entities, as defined by FIN 46(R).  However, Management has determined that these entities should not be consolidated with these financial statements, as MAM is not the primary beneficiary of these companies.

Leases

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, “Accounting for Leases”.  The following summarizes payments for leases for a period in excess of one year:

	Six Months Ended
	June 30,
(In thousands of dollars)	2006	2005
Office Equipment	$10	$36
Building	110	96
Vehicles	11	6
Rights of Way	1	1
Field Equipment	21	20
Total	$153	$159

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments by Year For All Items

Minimum Lease
Years	Payments
(In thousands of dollars)
2006	$274
2007	$229
2008	$231
2009	$185
2010	$71

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $575,000 per year for years 2006-2013, plus an indexed inflation factor.

Liquidity and Capital Resources

As a result of the sale of the share of Maricor Properties to Ashford Investments Inc., MAM performed an analysis in accordance with FIN 46(R), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”  to determine the primary beneficiary of Maricor Properties.  Management determined that, under the terms of the shareholder agreement with Ashford, MAM remained the primary beneficiary of Mecel, but not of the other components of Maricor Properties, including the Vaughan Harvey building and Cornwallis.  As a result, Mecel remained consolidated in these financials, while the other subsidiaries are accounted for under the equity method in accordance with Accounting Principles Board (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”  As a result, certain lines of the balance sheet were significantly reduced, including fixed assets, which decreased by $7.24 million; intangible assets, which decreased by $600,000; long-term debt, a decrease of $3.11 million; and notes payable, a decrease of $3.85 million.  Other lines were also impacted, to a lesser extent.  These were non-cash decreases, the net of which is offset by an increase in Investment in Associated Companies.

The Company’s cash and cash equivalents as of June 30, 2006, were $371,000, down from $781,000 at December 31, 2005.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow from operating activities for the first six months of 2006 was $2.09 million, compared to $1.62 million in the first six months of 2005.  The deferral of regulated and debt issuance costs was the largest decrease in operating cash flow, reducing the $223,000 of net income by $2.43 million in the 2006 statement.  The deferral for 2005 reduced operating cash flow by approximately $2.18 million.

Cash flow used for financing included the repayment of short and long-term debt totaling $339,000 in the first six months of 2006.  Cash flow provided by financing activities for the first six months of 2005 totaled $479,000, due to $2.39 million in additional short-term borrowings, partly offset by $818,000 paid in dividends and $1.09 million in repayments of long-term debt.

Cash flow used for investing activities decreased cash by approximately $2.16 million in the first six months of 2006.  The largest use of cash for investing in 2006 were fixed asset acquisitions of $2.42 million, with another $244,000 used for settlement of the stock contingencies associated with acquisitions of engineering firms in 2003 and 2004.  The largest source of cash from investing activities was the sale of stock by Maricor Properties.  For the first six months of 2005, cash flow used for investing activity totaled $2.7 million.  The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash.  The Company also invested $1.84 million in other fixed assets.

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

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company, and a Maricor Properties term loan with Royal Bank of Canada. As of March 31, 2006, MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company. However, as of June 30, 2006, MAM has negotiated covenant amendments with both lenders and is in full compliance with the revised financial covenants.

On May 5, 2006, MAM borrowed $400,000 from Katahdin Trust Company through a 5-month unsecured note. The loan was at a variable rate of the 3-month London InterBank Offered Rate (“LIBOR”) plus 3.50%. The interest rate as of the date of borrowing was 8.63%. Monthly payments of interest only were due throughout the term of the loan, with a full repayment of principal due at the end of the term.  This note was repaid on June 13, 2006, as part of a loan agreement with Bank of America.

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America.  This loan has interest payable on the last day of each month beginning at June 30, 2006, until full payment of any outstanding principal at a rate of the Bank’s prime rate plus 1%.  The rate at June 30, 2006, was 9.25%.  This term loan is available to the Company until December 31, 2006, or earlier if the loan principal is paid down.  Minimum principal payments are due in the amount of $140,000 at the end of each month beginning on January 31, 2007, and ending the earlier of December 31, 2007, or until the loan is fully repaid.  Under this agreement, the short-term loan with Katahdin Trust Company for $400,000 was immediately repaid.

On July 5, 2006, Maricor Properties borrowed $2.45 million CDN from Merrill Lynch Mortgage Lending to refinance short-term debt at the Royal Bank of Canada.  The new debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of: (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan, or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 6.011%.  This loan is secured by the Vaughan Harvey Blvd property in Moncton, New Brunswick, and is guaranteed by Ashford Investments Inc.

Under the terms of the credit agreement with Katahdin Trust Company, the $1 million TMG line of credit must be repaid in full for at least one 30-day period during each year.  On July 19, 2006, Katahdin Trust Company waived this requirement for 2006.

On August 4, 2006, Maricor Properties also borrowed $4.05 million CDN from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building.  The proceeds were used to repay the Standard Life mortgage.  The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield of the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 5.695%.  This loan is secured by the J. Angus MacDonald building, and is guaranteed by Ashford Investments Inc., which is a 50% equity owner of Maricor Properties.

The Company has the ability to raise capital through the issuance of common and preferred stock.  The Company is authorized by its Articles of Incorporation to issue up to 5 million shares of common stock and 500,000 shares of preferred stock.  MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $15.60 per share at June 30, 2006, the total exposure is approximately $578,000.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.

In the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of June 30, 2006, MPS is in compliance with all of these conditions.

New Accounting Pronouncements

For new accounting pronouncements, see Part I, Note 1, of the Company’s consolidated financial statements, incorporated in this section by this reference.

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

(a)            The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of June 30, 2006, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $4.12 million, respectively. The fixed rates on the 1996 and 2000 Series debt issues are higher than the previous floating rates and continue to be as of the date of this filing. The fixed rate on the 1998 Notes is less than the previous floating rate.  The estimated net carrying value of these cash flow hedges is $(413,000) and is recorded on the Balance Sheet as “Carrying Value of Interest Rate Hedge.”

Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. For the second quarter of 2006, the fixed interest rates resulted in interest payments of $28,000 more than the payments that would have been required under the variable rates, and $87,000 more for the first six months of 2006.  However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

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

(c)            Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at period-end exchange rates.  Historically, the exchange rates between the Canadian dollar and US dollar have been relatively stable.  The general trend throughout 2005 and year-to-date in 2006 has the Canadian dollar strengthening against the US dollar.  This has resulted in increased carrying value of the assets and liabilities of the Company’s Canadian subsidiaries.  The Company does not currently have hedging arrangements to protect from changes in these exchange rates.

(d)           The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  Settlement of these obligations does not impact net income or the original purchase price.  The settlement is recorded as a reduction of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $15.60 per share at June 30, 2006, the total exposure is approximately $578,000.  A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000.  These obligations are expected to be settled in 2007.

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

(e)            Development risks can occur regarding energy-related asset development projects pursued by TMG.  Projects, such as co-generation and central utility plant facilities may require considerable upfront investment in the development and sales process which are recovered once the sale is consummated.  Should no sale occur, these costs may be incurred as expenses versus capitalized.

Item 4. Controls and Procedures

a)              Evaluation of Disclosure Controls and Procedures

The Company’s Management, including the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries.  Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.  Management evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

b)             Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Maine Public Utilities Commission 2006 Distribution Rate Case

On January 11, 2006, MPS filed a notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates.  Subsequently, on March 13, 2006, the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company participated in discovery on its request and subsequently updated its filing on June 15, 2006. The supplemental filing revised the Company’s request to increase distribution revenue by $2.68 million, an 8.64% increase in average electric delivery rates.

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million to become effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below.  The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004.  The impact of this adjustment of approximately $128,000 has been recognized in the second quarter of 2006.  MPS also agreed to certain service quality index standards as part of this stipulation.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers were put into retail rates on July 15, 2006, to coincide with MPS’s distribution rate increase.  These rates were approved by the MPUC on July 5, 2006. Per this filing, the DSM mil rate was increased by 20%, or an increase of approximately $111,000, and the retail transmission rate was decreased by 13.43%, or approximately $534,000.

Federal Energy Regulatory Commission 2006 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2006, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2006 OATT”) to modify its transmission rate formula.  MPS filed its updated rates under the 2006 OATT formula on June 15, 2006, pursuant to Docket ER00-1053, with an effective date of June 1, 2006, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.  The retail transmission revenue requirement was decreased by approximately $534,000 on July 15, 2006, under the 2006 OATT.  This represented a decrease of 13.43% to the transmission component of retail delivery rates. The primary reasons for the decrease were a shift in costs between transmission and distribution and the settlement of the 2005 Open Access Transmission Tariff through rates, as described more fully below.

The Company is currently participating in discussions with its customers concerning the 2006 OATT.

Federal Energy Regulatory Commission 2005 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2005, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2005 OATT”) to modify its transmission rate formula.  MPS filed its updated rates under the 2005 OATT formula on June 15, 2005, pursuant to Docket ER00-1053 with an effective date of June 1, 2005, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.  The retail transmission revenue requirement was increased by approximately $289,000 on June 1, 2005, under the 2005 OATT.  This represented an increase of 8% to the transmission component of retail delivery rates or an overall impact on total retail delivery rates of 0.7%.  The primary reasons for the increase were the increase to costs due to mandated Sarbanes-Oxley requirements, and the purchase of a new Oracle-based accounting system.

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula.  The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $288,000.  The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006.  This adjustment flowed through the MPS OATT effective June 1, 2006, and will be passed through retail rates beginning on July 15, 2006.

Requests for Issuance of Certificates of Public Convenience and Necessity in Connection With the Construction of a Proposed Transmission Line and Various Transmission Service Reservations.

On October 4, 2004, MPS filed a Petition with the MPUC requesting the issuance of a Certificate of Public Convenience and Necessity (“CPCN”) pursuant to 35-A M.R.S.A. Section 3132 to construct a 138 kV transmission line originating at an existing substation in Limestone, Maine and extending to the Canadian Border near Hamlin, Maine.

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

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine.  The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line.  The Commission’s Order denying the certificate, which was issued on October 21, 2005, described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain reliability risks identified by MPS.  The Company filed for reconsideration of the Order on November 8, 2005, based on the possibility that Aroostook Wind Energy Company, LLC (“AWE”) might elect to utilize the CPCN requested by MPS in this Docket in order to have MPS construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system.  On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities.  MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted an MPS request for suspension of certain of the specific requirements of the October 21, 2005, Order pending Commission consideration of certain proposed market rule changes which NMISA presented to the Commission on March 1, 2006.  Through June 30, 2006, approximately $844,000 was spent on this transmission project.  MPS is seeking recovery of these costs in its transmission rates.  MPS believes it is probable the amounts deferred can be recovered, either through future rate cases or through sale of the assets to a third party.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2005 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $19.65 million as of June 30, 2006, exceed its current assets of $11.44 million by $8.21 million, exposing MAM to the risk of being unable to fulfill its obligations in 2006 and 2007. However, of these current liabilities, $11.15 million is short-term borrowings, including the lines of credit. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of additional sources of financing and options to reduce or defer costs.

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

Lack of Profitable Operations from Unregulated Business

The unregulated engineering services and software technology segments, which have been added since 2003, have not been profitable to date.  Please read the in-depth analysis in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and in MAM’s 2005 Form 10-K.  As noted there, Management believes that the success of these ventures is crucial to the future growth of the Company, but can give no assurances as to the success of these ventures.  Further, failure to become profitable may result in impairment of the goodwill associated with these acquisitions.

Acquisition and Integration Risks

The Maricor Group and Maricor Properties have each acquired several companies over the past three years, in conjunction with MAM’s growth strategy.  The companies face several risks associated with this process, including lack of suitable available targets, insufficient funds for acquisitions to achieve the growth strategy, lack of synergies and the cost of integration.  MAM and its subsidiaries mitigate these risks through a due diligence process intended to identify and mitigate these risks throughout and after the acquisition process.

Concentration of Customers

Maricor Technologies, MAM’s software technology company, is continuing to develop its customer base.  Currently, MTI obtains most of its revenue from twelve customers.  The loss of one or more of these customers would significantly impact the operations of this segment of the Company.

Equity Price Risk

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  Settlement of these obligations does not impact net income or the original purchase price.  The settlement is recorded as a reduction of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $15.60 per share at June 30, 2006, the total exposure is approximately $578,000.  A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000.  These obligations are expected to be settled in 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of the Stockholders of Maine & Maritimes Corporation held on May 9, 2006, two matters were voted upon.

First was the uncontested election of the following directors for terms ending in 2009, each of whom received the following votes:

			Total Shares
	For	Withheld	Voted
Robert E. Anderson	1,300,860	76,731	1,377,591
Michael W. Caron	1,317,050	60,541	1,377,591
Nathan L. Grass	1,299,560	78,031	1,377,591

Second, shareholders were asked to approve the ratification of the appointment of Vitale, Caturano & Company as the Company’s independent auditors for the fiscal year ending December 31, 2006, as appointment by the Board of Directors.

Ratification of
Vitale, Caturano & Company
For	1,335,899
Against	11,368
Abstentions	30,324
Total Shares Voted	1,377,591

Item 5. Other Information

None

Item 6. Exhibits

Certain of the following exhibits, identified by an asterisk (*) are filed with this Form 10-Q.  Certain other of the following exhibits have previously been filed with the Securities and Exchange Commission, and are incorporated herein by reference.

3(a)         Articles of Incorporation (Exhibit 3(a) to 2004 MAM Form 10-K).

3(b)         By-laws of the Company (Exhibit 3(b) to 2004 MAM Form 10-K).

*10(a)     Credit Agreement between Maine & Maritimes Corporation and Bank of America, dated June 13, 2006.

*10(b)          First Amendment to Credit Agreement between Maine & Maritimes Corporation and Bank of America, dated June 13, 2006.

*10(c)           Order of the Maine Public Utilities Commission, dated July 6, 2006, (as revised July 11, 2006) and Stipulation from Docket No. 2006-24.

*10(d)              Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.

*10(e)               Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement.

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

Date:  August 11, 2006

/s/ Randi J. Arthurs
Randi J. Arthurs
Vice President & Controller