Form 10-K/A
period 2005-12-31
MAINE & MARITIMES CORP
filed 2006-09-13
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

to

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates at June 30, 2005: $40,086,092.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 24, 2006.

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

PART I

Item 1.   Business

General

        Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company (“MPS”) common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.” MAM is the parent holding company for the following wholly-owned subsidiaries:

1.                 The Maricor Group (“TMG,” formerly known as Maine & Maritimes Energy Services) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE,” formerly known as RES Engineering, Inc.) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC,” formerly Maricor Ltd);

2.                 Maricor Properties Ltd (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”), as well as a 50% owner of Maricor Ashford Ltd;

3.                 Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary;

4.                 Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”); and

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

•                    The Maricor Group is an energy asset development and mechanical, electrical and plumbing/fire protection engineering consulting firm providing energy efficiency, facilities lifecycle asset management, facility condition assessment, fee-for-service engineering design and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED™”). The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

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

Maricor Technologies’ software products currently include “iPlan™,” a web-based strategic planning tool used to quantify and prioritize capital investments required to maintain and preserve facilities and infrastructure assets. iPlan™ automates the process of defining an organization’s capital needs, and assists in the identification of capital projects, quantifying replacement and renovation costs, and assigning priorities based on various lifecycle, safety, and return-on-investment measures. “Building Blocks™” is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

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

MPS’s research and analyses indicate that its service area’s economy, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS’s service area. The growing of broccoli has added diversity to the region’s agricultural economic base. Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasingly significant role in the area’s economy. The medical industry represents a significant positive and growing economic force within the region, serving as a leading employer and job creation sector. However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses based on the most recent census data and projections, particularly among the service area’s youth and young adults. Attracting new businesses and jobs to northern Maine in an effort to reverse out-migration trends appears to be a continuing challenge to the area’s leaders and businesses, including MPS. As a result of its service area’s economic challenges, MPS has taken a lead role in forming a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission. Managed by a private-sector investors’ council, MPS and its staff are serving as private sector leaders in helping to execute a rational and results-oriented economic development program. The Aroostook Partnership for Progress’s (“APP’s”) efforts are intended to increase the area’s emphasis on economic development through improved focus and funding for economic development.

Electric sales in the Company’s territory are seasonal, and the Company’s results of operations reflect this seasonal nature. The highest usage occurs during the five heating season months, from November through March due to heating-related requirements and shorter daylight hours. The rate year is divided into two periods, with higher rates in place in the winter months to encourage conservation. Also, due to the climate in the northern Maine area, the majority of MPS’s construction program is completed during the spring, summer and fall months.

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

        The Company’s consolidated payroll costs were $12.1 million for 2005 and $9.5 million for 2004. The increase was due primarily to new employees added through TMG’s acquisitions during 2004. Approximately 37% of MPS’s labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. No employees of the Company are covered under collective bargaining agreements that will expire within one year.

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

        MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc. (“MEPCO”). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long, which connects the New Brunswick Power (“NB Power”) system with the New England Power Pool (“NEPOOL”).

Financial Information about Geographic Areas

        See Note 4 to the attached financial statements.

Financial Information about Segments

        See Note 4 to the attached financial statements

Competitive Conditions

        See Item 1a. below.

Company Financial Information

        The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Liquidity and Capital Formation Risk

        MAM’s current liabilities of $23.17 million as of December 31, 2005, exceed its current assets of $12.68 million by $10.49 million, exposing MAM to the risk of being unable to fulfill its obligations in 2006. However, of these current liabilities, $14.1 million is short-term borrowings, including the lines of credit and one-year notes payable through Royal Bank of Canada. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of additional sources of financing and options to reduce or defer costs.

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

Lack of Profitable Operations from Unregulated Business

        The unregulated business segments which have been added since 2003 have not been profitable to date. Please read the in-depth analysis in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. As noted there, Management believes that the success of these ventures is crucial to the future growth of the Company, but can give no assurances as to the success of these ventures.

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

Legislation and Regulation

        Changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively. Such changes could include changes in tax rates, changes in environmental or workplace laws or changes in regulation of cross-border transactions. For The Maricor Group, public policies related to energy, energy efficiency, asset lifecycle management, and air emissions may impact the overall market, particularly the governmental sectors.

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

Economy of the Region

        MPS operations are restricted to a territory in Aroostook County and northern Penobscot County, Maine. Limited population growth and economic expansion in the region could negatively impact the utility’s ability to maintain this customer base. MPS has been actively involved with the Aroostook Partnership for Progress, an organization with the mission of enhancing the economy in Aroostook County.

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

Value of Real Estate

        The net book value of Maricor Properties’ real estate totaled $7.82 million at December 31, 2005. MAM is exposed to risk associated with the local real estate markets in Moncton, New Brunswick and Halifax, Nova Scotia, and its impact on the value of these properties. The most recent appraisals obtained during 2005 and 2006 indicate that the appraised value of the properties currently exceeds the book value; however, this position could reverse with changes in the real estate markets.

Inflation Risk

        MAM is exposed to inflation risk in both the United States and Canada.

Franchises and Competition

        Except for consumers served by municipal electric utilities within MPS’s service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory, and has little exposure to risk from competition.

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

        In addition to competition for tenants, the subsidiaries compete in the market with other real estate and development companies regarding the potential acquisition of additional real estate. Market conditions driven by supply and demand issues, as well as interest rates typically drive the subsidiaries’ markets to acquire, lease or sell real estate holdings. Maricor Properties and Mecel Properties compete with individual real estate developers, regional real estate developers, real estate investment trusts (“REITs”), national real estate developers, insurance companies and others that invest in commercial real estate.

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

Environmental Risks

        MAM, particularly MPS, bear environmental risks associated with former ownership of nuclear, diesel and oil fired generation, as well as the ownership of transformers containing Poly Chlorinated Bi-phenols (“PCB’s”). Further, MPS has potential risks concerning claims related to electro-magnetic fields (“EMF’s”). While the Company takes significant steps to ensure prudent environmental practices, it cannot assure that risks do not exist from past or future environmental practices. Additionally, while the Company does not believe EMF’s represent a danger, particularly due to its lack of ownership of bulk transmission, it cannot warrant that claims could not be filed.

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

Collections Risk

        MAM’s subsidiaries sometimes extend credit to their customers. This may be regulated, as in the case of MPS, or under the terms of contracts or leases. In these situations, MAM bears the risk that it may not collect these funds. MAM partly mitigates this risk through the use of credit checks and monitoring of the accounts receivable aging. MAM also maintains an allowance for uncollectible accounts for accounts receivable that are unlikely to be collected.

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

Vandalism, Terrorism and Other Illegal Acts

        MAM and its asset-owning subsidiaries are subject to the risks of damage to others’ properties or human harm due to the failure of infrastructure. While MAM and its subsidiaries exercise diligent asset management and asset inspections, it cannot warrant that such risks can be fully eliminated. MPS and its electric wires and information technology infrastructure are particularly at risk to vandalism and acts of terrorism. While the Company takes steps to protect against such illegal acts through various risk insurance policies and other protective measures, including restricting access to assets, it cannot warrant that they cannot happen.

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

Alternative Generation Options

        MPS does face technology and product substitution risks associated with the evolution of distributed generation, non-utility generation, and other alternative fuel forms. The primary risk in this area is non-utility generation, which the utility successfully competed with to date. However, as electric commodity prices increase, the viability of alternative fuel from non-utility generation may become more practical. Such projects could result in reduced usage of MPS’s delivery system.

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

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS recognized an associated asset retirement obligation of $1.30 million with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

        Additional assets of the Company include three office buildings owned by Maricor Properties Ltd and its subsidiaries Cornwallis Court Developments Ltd and Mecel Properties Ltd. These office buildings are located in Moncton, New Brunswick and Halifax, Nova Scotia. The Moncton, New Brunswick multi-tenant office building consists of approximately 40,000 square feet and is located along a downtown thoroughfare. The facility houses The Maricor Group, Canada Ltd’s Moncton operations, in addition to third party tenants. The J. Angus MacDonald Building, located in downtown Halifax, is a 60,000 square foot facility, and is fully leased to third parties, primarily Canadian government entities. The other Halifax office is approximately 10,000 square feet and is located in a revitalization district near the historic downtown Citadel. The facility houses The Maricor Group, Canada Ltd’s Halifax operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the American Stock Exchange under the symbol “MAM”. As of March 1, 2006, there were 753 holders of record of the Company’s common stock.

        Dividend data and market price related to the common stock are tabulated as follows for 2005, 2004 and 2003:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2005
First Quarter	$27.79	$24.87	$0.20	$0.25
Second Quarter	$27.25	$24.04	0.25	0.25
Third Quarter	$24.85	$19.70	0.25	0.25
Fourth Quarter	$19.55	$15.25	0.25	0.00

Total Dividends			$0.95	$0.75

2004
First Quarter	$34.75	$31.98	$0.38	$0.38
Second Quarter	$34.42	$30.20	0.38	0.38
Third Quarter	$31.75	$29.00	0.38	0.38
Fourth Quarter	$29.50	$25.40	0.38	0.20

Total Dividends			$1.52	$1.34

2003
First Quarter	$32.26	$24.99	$0.37	$0.37
Second Quarter	$32.95	$26.36	0.37	0.37
Third Quarter	$36.90	$31.60	0.37	0.37
Fourth Quarter	$35.95	$34.37	0.37	0.38

Total Dividends			$1.48	$1.49

        Dividends declared within the quarter are paid on the first day of the next quarter.

        To date, the Company’s payment of dividends has been based on dividends from MPS, which are limited by restrictions imposed by the MPUC. MPS dividends to MAM are subject to a common dividend payout ratio (dividends per share divided by earnings per share), which cannot exceed 1.0 (i.e. 100%) on a two-year rolling average.

        The most recent and current financial and cash flow performance of the Company resulted in no shareholder dividend during the fourth quarter of 2005. Until such performance improves, the Company cannot warrant that it will continue to pay dividends on a quarter-on-quarter basis. The Company’s Board of Directors has adopted a dividend policy which provides for a dividend based on 55% to 80% of the net income contribution from MPS, provided that the Company is projected to generate net earnings per share and requisite free cash flows from its regulated and unregulated operations.

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

        The Company maintains two equity compensation plans. The 2002 Stock Option Plan included 150,000 shares available for issuance. Of this total, 21,000 options have been issued for executive compensation. See Note 9, “Stock Compensation Plan,” in Item 8. An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. There are 7,046 of these shares remaining available for future issuance.

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

Item 6.   Selected Financial Data

        A five-year summary of selected financial data (2001-2005) is as follows:

Five-Year Summary of Selected Financial Data(1)
 (In thousands of dollars except per share amounts)

	2005	2004	2003	2002	2001
Income Statement Data:
Revenues	$39,974	$37,138	$31,797	$31,401	$31,780
Net (Loss) Income From Continuing Operations	(224)	1,726	2,949	3,090	4,340
Income (Loss) From Discontinued Operations	4	(408)	(143)	3,453	897

Net (Loss) Income Available for Common Stock	$(220)	$1,318	$2,806	$6,543	$5,237

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.07	$1.87	$1.97	$2.76
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)	2.19	0.57

Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.13)	$0.82	$1.78	$4.16	$3.33

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$1.06	$1.86	$1.96	$2.76
Diluted (Loss) Earnings Per Share of Common Stock From Discontinued Operations	0.00	(0.25)	(0.09)	2.19	0.57

Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.13)	$0.81	$1.77	$4.15	$3.33

Dividends Paid per Common Share	$0.95	$1.52	$1.48	$1.42	$1.31

Balance Sheet Data:
Total Assets(2)(3)	$157,775	$150,806	$141,269	$141,986	$143,335

Capitalization:
Long-Term Debt Outstanding	$38,226	$39,380	$30,680	$33,765	$34,940
Less amount due within one year	2,612	2,225	1,450	3,085	1,175

Long-Term Debt	35,614	37,155	29,230	30,680	33,765
Common Shareholders’ Equity(4)	47,786	48,157	46,988	47,029	42,731

Total Capitalization	$83,400	$85,312	$76,218	$77,709	$76,496

(1)             Data from periods ending prior to June 30, 2003, is from MPS.

(2)             For 2005, 2004, 2003 and 2002, total assets reflect the reclassification of accrued removal obligations as a liability from accumulated depreciation. For 2005, the estimated accrued removal obligation includes the PCB Mitigation Project as required under FIN 47.

See Item 1a. “Risk Factors” and Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company’s future financial condition or results of operations.

(3)             Total assets reflect assets from Discontinued Operations of $235 for 2005, $467 for 2004, $2,024 for 2003, $6,324 for 2002, and $5,632 for 2001.

(4)             Common Shareholders’ Equity reflects equity from Discontinued Operations of $229 for 2005, $451 for 2004, $1,559 for 2003, $5,674 for 2002, and $3,206 for 2001.

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

Annual Performance Summary

        Financial results were diminished for the year 2005 compared to 2004 and 2003 due to a myriad of cost factors. During the year MPS’s performance was lower than historically expected with cost of service rising such that its return on its distribution rate base was inadequate. TMG did not achieve its targets as a result of a lack of adequate capitalization, costs associated with transitioning acquisitions from small privately held firms to publicly traded company standards, lagging business development, and the slowed pace of accretive acquisitions. MTI’s performance was impacted by its lack of business development and need to upgrade its software solutions. Maricor Properties was in a start-up phase during 2005 as real estate assets were leased-up and/or acquired. While MAM’s overall financial performance in 2005 was less than anticipated, it made meaningful progress in advancing its growth strategy that remains in its infancy. Management is taking steps to improve future performance and believes it must increase its speed and focus on growing its unregulated operations.

        Collectively, MAM’s unregulated diversification and growth strategy remains in its infancy stages. It continues to experience cash flow challenges. Management is taking steps to bridge necessary cash flows until 2007 when MAM’s cash flow situation should improve. Improved economic performance of existing unregulated subsidiary operations is important and steps are being taken to improve such performance. However, Management believes that adequate capitalization, increased pace of acquisitions, and enhanced business development are critical keys to MAM’s unregulated organizations’ collective financial performance, both in the near and long-terms.

        Management does recognize a number of short-term financial and operating challenges; however, we believe our long-term outlook is encouraging. To improve long-term shareholder value and earnings, Management believes that the Company must increase its pace of organic and inorganic unregulated growth, while forming capital in an equally timely manner supportive of such growth. As previously noted, Management does not believe a status quo or “stay as you are” strategic option exists to create long-term shareholder value for MAM. Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS’s service area, Management does not believe reverting solely to its core regulated wires business can generate adequate long-term shareholder value. However, Management also believes that its regulated operation’s performance must be continually enhanced. As a result of increasing costs of service, MPS filed in March 2006 a request for a distribution rate increase. The outcome of this docket will not be known, in all probability, until the third quarter of 2006. Although a request for an increase in distribution rates has been made, MPS cannot predict the outcome or the rate of increase that may be allowed. Further, given recent interest in MPS’s service area by several wind generators, there are over 500 MW’s of proposed wind generation planned for the utility’s service area. Should these projects move forward, they hold potential for contract work associated with the construction of additional transmission and substation facilities, as well as the potential rebuilding of part or all of MPS’s transmission system funded by the developers. While MPS cannot predict with certainty that these projects will be constructed, Management does believe they are potentially positive projects for its service area.

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

        MAM’s execution strategy involves a combination of organic and inorganic strategies. However, key to amassing the requisite talent and core competencies is a proposed aggressive acquisitions program. Simply hiring one individual talent at a time will not enable the necessary ramping-up of the business to achieve the required scale and desired level of profitability. Recognizing that there are limited acquisition opportunities across North America, MAM’s efficiency in identifying potential targets, undertaking due diligence, forming capital and closing transactions in a timely manner is critical. Given that few, if any, potential acquisition candidates exist today that provide the array of proposed integrated sustainable services, products, and assets, MAM recognizes its need to acquire companies that bring discreet portions of the value proposition and amalgamate integrated services offerings across acquired companies through the organic development of a high level business development and transaction structuring organization. Such a high level, organically grown business development staff will require experienced individuals with a high degree of relative domain knowledge, as well as experience in structuring financial transactions, often referred to as financial engineers. Through these senior staff members, solutions to clients’ needs are crafted using multiple discreet offerings or capabilities, integrated into a seamless solution. Each individual offering will continue to be sold on a “one-off” basis, such as selling engineering design services. However, the more complex and higher value integrated offerings will be sold and managed by a higher level business development organization currently being organized and staffed.

        While Management believes MAM’s strategy is well-aligned with existing and projected macro-economic trends, it believes its success will depend on the Company’s ability to expeditiously (a) recruit, train and execute a high level business development organization, (b) to identify, undertake due diligence, acquire and integrate multiple companies providing required core competencies and (c) to form adequate working and growth capital to support the Company’s organic and inorganic growth strategies. Management further believes, given its holding company structure, that the Company’s unregulated operations must achieve increased scale, allowing for necessary critical mass to support corporate-related costs and ensure meaningful contribution to earnings per share.

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

*                    The “Other” line includes activities of the holding company, including corporate costs directly associated with unregulated operations, common costs not allocated to the regulated utility and inter-company eliminations.

        Net income above is allocated based upon the segment allocation as presented in Item 8, Note 4 of the Notes to Consolidated Financial Statements, “Segment Information.”

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

        Total revenues increased $2.84 million or 7.6% compared with 2004. Earnings results during 2005 reflect the challenges and evolution of our growth strategy which began in late 2003 and is still in its formative years. During 2005, the Company sustained a consolidated net loss of $220,000 compared with a net profit of $1.32 million in 2004. In 2005, MAM’s utility operations contributed $2.26 million in net income, which was offset by TMG’s losses of $689,000, MTI’s start-up losses of $318,000, Maricor Properties start-up losses of $115,000, and $1.36 million in other corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations. Greater detail is provided for each segment later in this section.

        There are a number of factors influencing the downward change in earnings from the prior year. Most notably are the following categories and approximate pre-tax expense impact:

•     A continuing reduction in MPS’s allowed rate of return on its stranded costs of approximately $522,000,

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

Consolidated Interest Expense

        Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements and was $3.0 million, $2.4 million, and $1.6 million for the years ending December 31, 2005, 2004, and 2003, respectively. Increases in interest expense were a result of increased debt for acquisitions, as well as increased borrowings to fund operations resulting from the deferring of MPS’s stranded cost recovery and continued investments in unregulated subsidiaries start-up related operating costs in excess of their revenues. Interest expense has also been impacted by increases in interest rates on variable rate borrowings.

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

Financial Condition & Management Challenges

        Maine & Maritimes has made significant progress in implementing its overall growth strategy. However, it continues to be faced with challenges post-deregulation and generation divestiture associated with transitioning from a vertically integrated regulated electric utility to a diversified portfolio of both regulated and unregulated businesses. Our short-term challenges include (a) cash flow limitations anticipated during 2006, but significantly improving beginning in 2007 as a result of recovery of deferred stranded cost collections, (b) lagging earnings, (c) the lack of speed of implementation of MAM’s overall growth strategy, (d) the need to improve market traction of unregulated operations’ business development efforts and expand into higher value product and service lines, (e) the ability to raise adequate capital without significant dilution to shareholders, and (f) increasing and continuing costs from being a micro-cap publicly traded company associated with acquisition integration costs (those costs associated with transitioning the acquisition of smaller private companies to publicly traded company standards), compliance and regulatory reporting. These issues individually and collectively reflect the reality that MAM’s current scale of unregulated operations cannot adequately carry the burden of corporate allocations and direct costs. These relatively fixed corporate costs include, but are not necessarily limited to governance, holding company administration, risk management, regulatory compliance and reporting costs. While the scale of unregulated operations does not fully support its allocation of corporate costs, their contribution to these relatively fixed costs limit the cost burden on regulated operations.

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

        Management believes it is essential that we continue to expand our unregulated revenue opportunities through both organic and inorganic growth to provide the scale necessary to cover corporate costs and generate positive cash flows and earnings to help ensure long-term shareholder value. Although MAM has a long history within its regulated market, changes associated with deregulation and its new unregulated operations outside our utility’s traditional regulated service area reflect in many ways the characteristics of a start-up to early stage growth company, requiring establishment of brand recognition and creditability in the marketplace. In order to succeed in our growth strategy, Management believes that MAM must increase its focus on and leveraging of growth capital, while increasing the pace of acquisitions. Management does not believe a status quo “stay as you are” or return to our utility core strategy is economically viable in the long-run.

        Management believes that the passage of the 2005 US Energy Policy Act and resulting changes to the Public Utility Holding Company Act (“PUHCA”) may have a significant impact on the regulated electric utility or network utility industries. Specifically, we anticipate a potentially robust electric utility or network utility consolidation market during the foreseeable future. Such consolidation may result in the electric utility wires industry becoming a decreasing per unit cost industry with continued unbundling of products and services analogous to the evolution of the telecommunications industry. Management believes that through consolidation and the increasing of scale of operations, large utilities may achieve a number of leverageable synergies that result in decreased per unit costs, such as billing, metering, customer service, information technology, regulatory, governance and administrative. While Management cannot be assured of this potential trend, most recent activity appears to reflect this trend. Consequently, monitoring the impact and implications of the repeal of PUCHA will be an important aspect of determining MAM’s long-term strategy.

        During 2006, MAM will experience working capital challenges. This challenge is directly attributable to primarily two factors. These include, but are not necessarily limited to, the historical decision to defer full recovery of MPS’s stranded costs associated with its Wheelabrator-Sherman non-utility generator contract until the 2007 through 2012 timeframe and the lagging pace of revenues and earnings of unregulated operations through both organic and inorganic activities. While 2006 presents a cash flow challenge related to the deferring and levelizing stranded cost recovery, free cash flows are projected to improve significantly from 2007 through 2012. This is due to the expiration of the Wheelabrator-Sherman contract in December 2006 and the collection of associated deferred stranded cost revenues during the next approximate six years. Management and the Board are taking actions to address our short-term operational cash flow short fall during 2006, such as leveraging equity positions associated with unregulated real estate assets, improving overall performance of all business segments, controlling capital expenditures, and instituting more rigid cost controls. It is likely that the Company and its subsidiaries may require increased short-term borrowings to bridge the deferral of the stranded costs cash collections and until increased market traction and scale of unregulated operations can be attained.

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

        Related to MAM’s ability to acquire accretive firms on a timely basis is its ability to raise capital to fund such acquisitions. Management believes the financing of future actions will involve differing forms of debt and equity, including, but not necessarily limited to, private placement of common stock, preferred stock issuance, convertible debt, conventional debt and venture capital. The actual cost of capital of such strategies depends on the exact structure and transaction, as well as the actual share price at the time of a transaction. In addition, depending on the structure and transaction, as well as the success of an acquisition or financing, share dilution may occur. In contrast, Management also believes that shareholder value can be created through the targeted and timely acquisition of key companies within TMG’s competitive space that add value to the firm’s value proposition.

        In addition to acquisitions, MAM and more particularly TMG and MTI, must increase their market traction through improved business development efforts and increased sales of higher value products and services. TMG and TMGC have historically utilized a “seller-doer” professional services model. Given the “start-up” costs of a full-time professional business development and transaction structuring staff, adequate funding and staffing have not been available to date to enhance organic sales growth. TMGC has started the process of staffing a professional business development staff with the required domain knowledge to structure higher value customer-centric solutions. However, given cash flow and earnings challenges, organic growth tends to be more challenging in the near-term than acquisitions. Nonetheless, Management is pursuing a strategy to increase TMG’s focus on expanding professional business development.

        Prior to late 2005, MTI’s marketing was done through a channel market agreement with its sister company, TMG. In order to enhance market traction and improve sales, MTI has employed its own full-time sales staff and is pursuing a broader range of channel marketing partners. While MTI is challenged financially to adequately staff its business development and transaction structuring staff, progress is being made. Nonetheless, improving market penetration is a key challenge and opportunity for MTI.

        Management has and continues to evaluate means to control corporate-related costs to decrease holding company cost allocations to its subsidiaries. While actions have been put in place to control and/or limit costs, most are deemed essential costs, particularly due to MAM’s publicly traded status. Costs associated with corporate services tend to have a minimum threshold of cost that can service increasingly larger subsidiary operations without requiring a correlated increase in corporate-related costs. Consequently, Management does not believe significant reductions in corporate-related costs can be achieved and that increasing the scale of unregulated operations is the most viable means to offset such costs.

        While Management believes cash flows will improve beginning in 2007 and is encouraged by the progress of unregulated operations, it also recognizes that a successful regulatory ruling concerning MPS’s distribution rate case is important. MPS continues to monitor its costs, however, there is a minimum scale of operations required to ensure reliable customer service and effective asset management. Given the low customer density and highly forested characteristics of MPS’s service area, the utility faces the need to manage and maintain a disproportionate number of miles of line per customer served, recognizing the rural nature of its service area. Further, natural increases in costs associated with insurances, workers compensation, increasing diesel fuel costs, increasing costs of direct material inputs and inflation, to name a few, are outpacing the rate of increases in MPS’s allowed rates. Given the limited year-on-year load growth of MPS’s service area, natural increases in costs continue to outpace growth.

        Management does recognize a number of short-term financial and operating challenges. However, we believe our long-term outlook is encouraging. To improve long-term shareholder value and earnings, Management believes that the Company must increase its pace of organic and inorganic growth, while forming capital in an equally timely manner supportive of such growth. As previously noted, Management does not believe a status quo or “stay as you are” strategy will create long-term shareholder value for MAM. Further, given the impact of electric deregulation, generation divestiture, and disaggregation of the electric utility industry within Maine, combined with the lagging economy of MPS’s service area, Management does not believe reverting to its core regulated wires business can generate adequate long-term shareholder value. Through more timely execution of MAM’s inorganic growth strategy, including formation of growth capital, as well as improved organic growth, Management is focused on increasing earnings across all business lines. Should the Company not achieve a level of unregulated growth consistent with the need to create long-term shareholder value within a reasonable timeframe, Management and the Board of Directors will need to assess strategic alternatives to its current growth strategy. Resulting actions could involve the sale or partial sale of certain or all unregulated assets or other alternatives, recognizing the need to act prudently in protecting and enhancing long-term shareholder value. Management does believe that the timely and efficient implementation of the Company’s growth strategy can result in long-term shareholder value.

Detailed Analysis of Changes in Financial Condition by Operating Segment

Unregulated Engineering Services

        The building sciences, energy efficiency, asset management and development, and engineering services segment’s growth strategy expands MAM’s business and revenue models to a professional services model allowing for revenue generation through a combination of pricing options including, but not necessarily limited to fee-for-service hourly rates, flat fees, percentage-of-construction projects, shared savings, and performance contracting. Through the delivery of customer-centric technical consulting, engineering design and sustainable solutions regarding the asset management, development, renewal, and expansion of facilities and on-site energy utilities infrastructure serving such facilities, we ultimately seek to purchase, design, construct, own, lease and/or operate on-site energy infrastructure and facilities. Revenues from such potential asset-based projects range from fee-for-service design fees to long-term leases to long-term contracts for output. This operating segment includes The Maricor Group parent company and its subsidiaries, The Maricor Group New England and The Maricor Group, Canada Ltd. Its primary geographic markets are New England and Atlantic Canada with an expanding focus across the country of Canada. Its vertical market focus includes local, state, provincial and national governments, schools, universities, hospitals, institutional and non-retail commercial.

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

        TMG’s (the parent company) loss of approximately $386,000, or ($0.24) per share in 2005, compares to a loss of $423,000 or ($0.26) per share in 2004. The 2005 loss consisted of $117,000 of interest expense, $45,000 of corporate D&O and medical insurance, $144,000 of legal and consulting costs, and other smaller expenses. The 2004 loss was largely attributable to sales, marketing and integration costs during the start-up and acquisition periods for this segment.

        The Maricor Group New England division lost $243,000 or ($0.15) per share in 2005, and had net income of $55,000 or $0.03 per share in 2004. This division was acquired in June 2004. The 2004 results represent only six months of activity, compared to twelve months in 2005. TMGNE’s loss was attributable to, but not necessarily limited to, costs associated with consolidating operations from Hudson to Boston, Massachusetts, employee transitioning costs associated with the geographic consolidation and purchase of RES, and lagging market traction due to insufficient business development efforts.

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

        Management has and is undertaking steps to address the lagging performance of TMG and its subsidiaries. Business operations related to TMGNE’s Hudson office have ceased, as operations are consolidated in its expanded Boston office, reflecting the reality that most of the subsidiary’s market and customer base is in the Greater Boston area. While overall staffing experienced some downsizing due to the consolidation of the two offices, additional hires have been and are being made, seeking to upgrade skills sets in the process. In addition, as MAM migrates toward greater decentralization, subsidiaries are encouraged to be more independent and entrepreneurial, operating under enterprise-wide policies, in an attempt to minimize corporate allocations and unnecessary bureaucracy. Such decentralization is designed to promote decision-making closer to the customer and actual profit and loss center. Further, as mentioned, there is an increased focus on sales, expanding from the “seller-doer” model only to a full-time professional business development staff capable of selling and structuring higher value offerings in the sustainable lifecycle asset management and energy efficiency areas, while implementing continuing cost controls. However, the long-term profitability of TMG and its subsidiaries is clearly dependent upon achieving increased revenues resulting from increased investments in marketing and sales personnel and processes, diversifying sales away from a predominance of design engineering services and the “seller-doer” model to high level business development, structuring staff capable of selling higher margin products and services, and increasing the overall scale of the unregulated subsidiaries through timely strategic acquisitions.

Unregulated Engineering Services—Operating Revenue

        TMG and its subsidiaries’ revenues for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars) :

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

        The principal types of projects producing revenue for the three companies were the original acquisitions’ primary historical business line, mechanical and electrical engineering design and design/build projects on a fee-for-service basis with an increasing emphasis on energy efficiency, particularly within Canada. Increasingly, TMG is focusing on sustainable facility lifecycle asset management, energy efficiency and emissions reductions offerings, as well as development of end-user energy assets, such as central utility plants, all typically higher value and higher margin offerings.

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

        Unregulated real estate operations began in June 2004 with the formation of Maricor Properties and the acquisition of Mecel Holdings from the original owners of Morris & Richard Consulting Engineers, which was purchased by TMG. Mecel Holdings, later eliminated and changed to Mecel Properties, Ltd, owns an approximate 10,000 square foot facility leased to TMGC’s Halifax, Nova Scotia division. These lease revenues are eliminated in consolidation. In August 2004, Maricor Properties purchased an approximate 40,000 square foot office building located at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick. The vacant facility was in need of revitalization, which was undertaken using the expertise of TMGC to upgrade the facilities mechanical and electrical systems, with additional architectural, aesthetic and landscaping improvements. The facility was partially leased (approximately 40%) during 2005 to a third party tenant and TMGC’s Moncton division. Lease revenues from TMGC’s Moncton division are also eliminated in consolidation. In late 2005, Management was successful in leasing-up the facility with leases with third parties being signed during early 2006 and tenant improvements under construction in early 2006 as well. The leasing of the facility will have a positive impact on Maricor Properties in 2006.

        In October 2005, Maricor Properties acquired Cornwallis Court Developments Ltd, the owner of an approximate 60,000 square foot office facility fully leased near the Citadel in downtown Halifax, Nova Scotia. The facility is predominately leased to the Nova Scotia provincial government and the Canadian federal government under long-term leases. In addition, during the year Maricor Properties entered into a new 50/50 joint venture, Maricor Ashford Ltd, with Ashford Investments Ltd, an Atlantic Canadian real estate development, investment and management company. The joint venture was created to expand both organizations’ investment goals, as well as to implement a more aggressive development program and expand third party facilities management activities. In approximately one and a half years, Maricor Properties, with little capital investment by its parent company, has amassed real estate with appraised values of over $10.2 million CDN, as compared to an approximate purchase price of $9.1 million CDN, including approximately $1.5 million in renovations and tenant up-lifts in the Vaughan Harvey Building. Maricor Properties current properties are nearly completely leased, not including several thousand square feet reserved for the expansion of TMGC in Moncton.

	2005	2004
Net Loss—Unregulated Real Estate (in thousands)	(115)	(22)
Loss Per Share from Unregulated Real Estate	$(0.07)	$(0.01)

        Maricor Properties’ net loss in 2005 was $93,000 more than the net loss for 2004. It should be noted that 2004 represented approximately half a year of performance due to its creation mid-year 2004. Of this loss in 2005, $80,000 was attributable to depreciation expense on the buildings. As noted, throughout 2005, Maricor Properties primarily leased space to the TMGC division of The Maricor Group, with only one third-party tenant. However, beginning with the acquisition of Cornwallis Court Developments Ltd, and the signing of additional leases in 2006 at the Vaughan Harvey Boulevard building, Maricor Properties has expanded its third-party tenant base, cash flows and expected earnings. Maricor Properties does expect additional expenses in 2006 associated with Maricor Ashford Ltd and its planning and implementation of potential real estate development projects proposed within Atlantic

Canada. In addition, Maricor Ashford Ltd continues to evaluate and consider additional investments in existing real properties within Atlantic Canada.

        Prior to the creation of Maricor Ashford Ltd, facility management was performed under contract by Ashford Properties, a subsidiary of Ashford Investments. Subsequent to the development of the joint venture, Maricor Ashford has assumed responsibility for Maricor Properties’ and its subsidiaries’ real estate and currently utilizes a services agreement that effectively seconds members of Ashford Properties’ facility management staff until an adequate critical mass of owned and third party property management contracts can be secured to justify the expansion of its facility management staff.

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

        MPS’s core T&D earnings were $2.26 million for 2005, compared to $3.04 million and $3.13 million in 2004 and 2003, respectively. As explained more fully below, the operating expenses of the utility increased approximately $1.47 million in 2005, compared to 2004. Operation & maintenance expense increased $287,000, or 2%, while amortization of stranded costs increased $522,000. These decreases in net income were partly offset by an increase in regulated utility revenue of $580,000, or approximately 2%, and the expiration of a special discount for which MPS did not have recovery from ratepayers, which reduced 2004 non-operating income by $153,000.

Regulated Utility Operating Revenue

        Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars) :

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

        For more information on regulatory orders including the most recent rate increases, see Part I, Item 3, “Legal Proceedings.”

Regulated Utility Expenses

        For the years ended December 31, 2005, 2004 and 2003, regulated operation and maintenance expenses and stranded costs are as follows (in thousands of dollars) :

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

        The Company recognized income (loss) from discontinued operations of $4,000, $(408,000), and $(143,000) for the years ended December 31, 2005, 2004 and 2003, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 net income from discontinued operations represents the continued activity to finalize the shutdown of EA’s operations. This activity is expected to be complete in April 2006. The 2004 net loss represents additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000.

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

        The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars) :

	2005	2004	2003
Assets
Cash and Cash Equivalents	$—	$183	$1,161
Income Tax Benefit (Intercompany)	235	263	68
Accounts Receivable	—	—	711
Other Assets	—	21	84

Total Assets	$235	$467	$2,024

Liabilities
Accounts Payable	$6	$67	$263
Other Liabilities	—	—	488

Total Liabilities	$6	$67	$751

Critical Accounting Policies

        In preparing the financial statements in accordance with generally accepted accounting principles, Management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. The Company’s most critical accounting policies include regulatory assets and liabilities, revenue recognition, goodwill and intangible assets and software amortization, and which are described in detail below.

Regulatory Assets and Liabilities

        Pursuant to Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation”, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probably recoverable in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

        The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2005, $62.37 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

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

        Maricor Technologies, Inc. is engaged as a seller and licensor of software. Generally, revenue will be recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended, and Statement of Position No. 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

        EA’s sales for the years presented were CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA’s activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF Issue 98-10, “Accounting for Energy Trading and Risk Management Activities”, which was amended by EITF Issue 02-03, “Accounting for Contracts Involved in Energy

Trading and Risk Management Activities.” Refer to Note 3 to the Consolidated Financial Statements, “Discontinued Operations—Energy Atlantic” for further discussion.

Percentage-of-Completion Accounting for TMG Contracts

        Revenues and profits from The Maricor Group’s engineering contracts are recognized on a percentage-of-completion basis for the period. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs. Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

        In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $132,000 and $109,000 at December 31, 2005 and 2004, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $816,000 and $399,000 at December 31, 2005 and 2004, respectively.

Goodwill and Acquired Intangibles

        The Company’s business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

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

Pension and Other Post-Retirement Benefit Plans

        MPS has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 10 to the Consolidated Financial Statements, “Benefit Programs,” which is incorporated in this section by this reference.

Capitalized Software Costs

        Maricor Technologies allocated $1.56 million to software costs related to the acquisition of their lifecycle asset management software in February 2005. Since that point, Maricor Technologies has capitalized an additional $101,000 of software development costs for software held for sale, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The estimated useful life is determined by product, and ranges from three to five years. Management has made a determination that no impairment exists at December 31, 2005.

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

Off-Balance Sheet Arrangements

        Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“FAS 13”),

“Accounting for Leases” and noted in Note 12 to these financial statements, the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 12 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2005 and 2004.

        Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46(R)”), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements. Maricor Properties’ investment in the joint venture totaled $46,000 at December 31, 2005. Also, Maricor Properties recognized $52,000 or 50% of the loss of Maricor Ashford as equity earnings in 2005.

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2005 ( in thousands of dollars ):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-Term Debt Obligations	$38,226	$2,612	$5,403	$4,531	$25,680
Operating Lease Obligations*	940	249	435	256	—
Financial System Hosting Contract	4,600	575	1,150	1,150	1,725
Employment Agreements	440	195	230	15	—

Total	$44,206	$3,631	$7,218	$5,952	$27,405

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

Liquidity and Capital Resources

        The Company’s cash and cash equivalents decreased from $1.19 million at December 31, 2004, to $781,000 at December 31, 2005. Net Cash Flow Provided by Operating Activity decreased by approximately $2.27 million, largely the result of decreased net income in unregulated operations, increased accounts receivable, decreased accounts payable, and increased benefit obligations.

        The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. Cash flow provided by operating activities in 2005 was $2.49 million, while net loss for the year was $220,000. The change in deferred regulatory and debt issuance costs was $4.08 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $1.67 million. Net cash flow provided by financing activities totaled $4.62 million. During 2005, the Company had debt retirements of $6.46 million, including re-financings at MAM and TMG, as well as MPS bond repayments, and other note repayments, $2.2 million in long-term debt for refinancing acquisition debt, as well as MPS’s refinancing of its short-term borrowings (see Notes 6 and 8 to the Consolidated Financial Statements). In 2005, the Company also paid $1.23 million in dividends and increased short-term borrowings by $10.11 million. In 2005, $7.53 million of net cash flow was used for investing activities. The Company invested $5.92 million in fixed assets, and $1.96 million in the acquisition of Cornwallis Court Developments Ltd. During 2005, $350,000 was received for the partial redemption of Maine Yankee common stock.

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

        The Company’s common stock was used to finance the acquisition of The Maricor Group’s subsidiaries. In the event that the price of MAM common stock is below a specified price when the current shareholders wish to sell it, The Maricor Group has agreed to pay the difference. There were 41,151 shares outstanding pursuant to this kind of agreement as of December 31, 2005. At a market price of $15.49 per share on that date, the total exposure was approximately $814,000.

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

Maine Yankee

        MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“MY”), which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

        Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2005, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $10.8 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

        Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. Maine Yankee cannot predict when or whether the Yucca Mountain project or any other project that would provide interim storage will be completed.

        As an interim measure, until the DOE meets its contractual obligation to dispose of its spent fuel, MY constructed an ISFSI, utilizing dry-cask storage, on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. MY’s current cost estimate is based on an assumption of long-term on-site storage. In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Regulatory Proceedings

        For regulatory proceedings, see Part I, Item 3, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk—

        The following represents Maine & Maritimes Corporation’s more significant risks. While every effort is made to describe the character of the organization’s risks, it cannot warrant that this list is all inclusive. The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

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

        We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2005 and 2004, listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index at Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedules referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2005 and 2004.

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

See Notes to Consolidated Financial Statements

 MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2005	2004
Capitalization (see accompanying statements):
Shareholders’ Equity	$47,786	$48,157
Long-Term Debt	35,614	37,155

Total	83,400	85,312

Current Liabilities:
Long-Term Debt Due Within One Year	2,612	2,225
Notes Payable to Banks	14,098	3,989
Accounts Payable	4,465	4,978
Accounts Payable—Associated Companies	250	258
Accrued Employee Benefits	1,433	1,355
Dividends Payable	—	327
Customer Deposits	36	26
Interest Accrued	146	75
Deferred Contract Revenue	132	109

Total	23,172	13,342

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,683	4,213
Carrying Value of Interest Rate Hedge	1,387	1,471
Uncollected Maine Yankee Decommissioning Costs	10,795	14,148
Other Regulatory Liabilities	458	318
Deferred Income Taxes	27,333	26,845
Accrued Postretirement Benefits and Pension Costs	4,655	4,480
Investment Tax Credits	106	131
Miscellaneous	786	546

Total	51,203	52,152

Commitments, Contingencies, and Regulatory Matters (Note 12)
Total Capitalization and Liabilities	$157,775	$150,806

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
(In thousands of dollars, except share information)

	Number of Shares									Accumulated
	Common		Preferred	Common		Preferred				Other
	Issued and Outstanding	Treasury	Issued and Outstanding	Par Value* Issued ($7/Share)	Paid-In Capital	Par Value* Issued ($0.01/Share)	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Total
Balance, December 31, 2002	1,867,250	(293,135)	—	$13,071	$51	$—	$—	$40,503	$(6,596)	$—	$47,029

Formation of MAM June 30, 2003	(292,668)	292,668		(2,049)	(53)			(4,484)	6,586		—
Stock Issued	5,930	467		42	167				10		219
Net Income								2,806			2,806
Other Comprehensive Loss:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $4										(5)	(5)
Interest Rate Hedge, Net of Tax Benefit of $473										(712)	(712)

Total Other Comprehensive Loss											(717)

Total Comprehensive Income											2,089
Dividend ($1.49 per share)								(2,349)			(2,349)

Balance, December 31, 2003	1,580,512	—	—	11,064	165	—	—	36,476	—	(717)	46,988

New Stock Issued	55,142			386	1,319						1,705
Net Income								1,318			1,318
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Provision of $319										478	478
Interest Rate Hedge, Net of Tax Benefit of $114										(172)	(172)

Total Other Comprehensive Income											306

Total Comprehensive Income											1,624
Dividend ($1.34 per share)								(2,160)			(2,160)

Balance, December 31, 2004	1,635,654	—	—	11,450	1,484	—	—	35,634	—	(411)	48,157

New Stock Issued	1,125		9,500	8	25	—	950				983
Stock Contingency from Acquisitions (see Note 14)					(122)						(122)
Net Loss								(220)			(220)
Other Comprehensive Income:
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $98										153	153
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $4										11	11
Interest Rate Hedge, Net of Tax Provision of $33										51	51

Total Other Comprehensive Income											215

Total Comprehensive Loss											(5)
Dividend ($0.75 per share)								(1,227)			(1,227)

Balance, December 31, 2005	1,636,779	—	9,500	$11,458	$1,387	$—	$950	$34,187	$—	$(196)	$47,786

*                    MAM had five million shares of $7 per share common stock authorized as of December 31, 2005, and 2004. At December 31, 2005, 2004 and 2003, MAM had 500,000 shares of $.01 per share preferred stock authorized.

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

	2005	2004
	(In thousands of dollars)
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021—Variable Interest Payable Monthly (3.65% as of December 31, 2005)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Payable Monthly (3.65% as of December 31, 2005)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Payable Monthly (4.35% as of December 31, 2005)	5,005	6,630
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Payable Monthly
(5.79% as of December 31, 2005)	5,350	5,950
The Maricor Group
Banknorth N.A.:
$2,200,000, 10 Year Term Loan Due September 1, 2014—Variable Interest Rate, Payable Monthly,
Interest Only Through September 1, 2007 (4.28% as of December 31, 2004)	—	2,200
Katahdin Trust Company:
$2,200,000, 5 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly,
Interest Only Through November 29, 2007 (7.17% as of December 31, 2005)	2,200	—
Maricor Properties
The Standard Life Assurance Company:
$4,400,000 CDN, 7 Year Mortgage on J. Angus MacDonald Building, Principal and Interest Payable
Monthly at an Interest Rate of 6.44% Per Annum	3,071	—
Maine & Maritimes
Katahdin Trust Company:
$2,000,000, 2 Year Term Loan Due September 12, 2006, Variable Interest Rate Payable
Monthly, Interest Only Through September 12, 2006 (4.83% as of December 31, 2004)	—	2,000

Total Outstanding	38,226	39,380
Less—Amount Due Within One Year	2,612	2,225

Total	$35,614	$37,155

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars) :

Long-Term Debt:
2006	$2,612
2007	2,897
2008	2,506
2009	1,415
2010	3,116
Thereafter	25,680

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

2.                 Maricor Properties Ltd (“Maricor Properties”), a Canadian subsidiary and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”), as well as a 50% owner of Maricor Ashford Ltd;

3.                 Maricor Technologies, Inc. (“MTI”), a U.S. wholly-owned subsidiary;

4.                 Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”); and

5.                 Energy Atlantic, LLC (“EA”), a wholly-owned inactive subsidiary.

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

        Maricor Properties Ltd was organized on June 1, 2004, in connection with the M&R acquisition, and was the entity that acquired, through the amalgamation of the M&R subsidiaries and affiliates, Mecel Properties Limited, a Nova Scotia, Canada corporation. The Mecel real estate (an office building located in Halifax, Nova Scotia) is currently occupied and used as the principal place of business of the Morris & Richard division of The Maricor Group, Canada Ltd. On August 13, 2004, Maricor Properties Ltd completed the acquisition of a multi-tenant mid-rise office facility at 77 Vaughan Harvey Boulevard in the downtown area of Moncton, New Brunswick, Canada (the “Vaughan Harvey Property”) from Sun Life Assurance Company of Canada (“Sun Life”). Maricor Properties Ltd has undertaken significant renovations of the office complex, particularly related to mechanical and electrical systems, as well as certain exterior and interior renovations. Mechanical and electrical engineering services in connection with the renovations were provided by The Maricor Group, Canada Ltd. The Maricor Group, Canada Ltd’s Moncton office, relocated to the facility during the fourth quarter of 2004.

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

Labor Agreements

        Approximately 37% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. The key provisions of this contract include wage increases of 4.0% for the first year and 3.25% for each year thereafter, increases in contributions to health insurance premiums, deductibles, medical and prescription co-payments to be paid by the employees, and ineligibility for pension and post-retirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. MPS also reserved the right to resume negotiations on other potential changes to these plans during the contract period. To compensate new employees covered under the collective bargaining agreement for their ineligibility for the pension plan, they receive a 4.0% match under the Company’s 401(k) plan.

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

Regulatory Assets and Liabilities

        Pursuant to Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation”, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

        The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2005, $62.37 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

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

        Maricor Technologies, Inc. is engaged as a seller and licensor of software. Revenue will be recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended, and Statement of Position No. 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

        EA’s sales for the years presented were CES sales to individual retail customers within the State of Maine, all of which expired by February 27, 2004. EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses. Additionally, EA’s activity has been accounted for as non-trading since Management has determined it does not meet the definition of a trader as defined in EITF Issue 98-10, “Accounting for Energy Trading and Risk Management Activities”, which was amended by EITF Issue 02-03, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Refer to Note 3 to the Consolidated Financial Statements, “Discontinued Operations—Energy Atlantic” for further discussion.

Percentage-of-Completion Accounting for TMG Contracts

        Revenues and profits from The Maricor Group’s engineering contracts are recognized on a percentage-of-completion basis for the period. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date results in either under- or over-billings. Losses on contracts are recognized in full if there is evidence that an overall loss will be sustained. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs. Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

        In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $132,000 and $109,000 at December 31, 2005 and 2004, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $816,000 and $399,000 at December 31, 2005 and 2004, respectively.

Goodwill and Acquired Intangibles

        The Company’s business acquisitions result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

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

Pension and Other Post-Retirement Benefit Plans

        The Company has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 10 to the Consolidated Financial Statements, “Benefit Programs,” which is incorporated in this section by this reference.

Capitalized Software Costs

        Maricor Technologies capitalized $1.56 million of software costs with the acquisition of their lifecycle asset management software in February 2005. Since that point, Maricor Technologies has capitalized an additional $101,000 of software development costs for software held for sale, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The estimated useful life is determined by product, and ranges from three to five years. Management has made a determination that no impairment exists as December 31, 2005.

        Maricor Technologies expensed approximately $113,000 of research and development costs during 2005.

Asset Retirement Obligations

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company’s adoption of SFAS 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. There was no effect on net income. SFAS 143 provides that if the requirements of SFAS 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. As of December 31, 2005, 2004, and 2003, accrued removal obligations totaling approximately $4.4 million, $4.2 million and $4.0 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, during 2005 MPS recognized an associated asset retirement obligation of $1.30 million with the Poly Chlorinated Bi-Phenol Transformer phase-out program, by reducing accumulated depreciation and increasing the accrued removal obligation. This adjustment did not impact net income.

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

Foreign Exchange

        MAM accounts for the operations of its Canadian subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation”. Income statement activity is translated at the average rate for the period. The balance sheet is translated at the exchange rate as of the end of the period. During 2005 and 2004, this impact increased other comprehensive income by $153,000 and $478,000, respectively, net of income tax.

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

Investments in Associated Companies

        The Company records its investments in Associated Companies (See Note 5, “Investments in Associated Companies”) using the equity method.

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

Restricted Investments

        At December 31, 2005, the Company had $2.45 million of restricted investments. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.38 million of the restricted investments. Approximately $65,000 of insurance proceeds on an MPS substation incident is also held by the Trustee of MPS’s first and second mortgage bonds. At December 31, 2004, the Company’s restricted investments balance of $2.98 million represented the $2.38 million Capital Reserve Fund, the $65,000 of insurance proceeds and $535,000 held in escrow as a working capital holdback of TMG in conjunction with the June 2004 acquisition of TMGNE.

Stock Option Plan

        At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plan.” The Company accounts for this plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.”

Reclassifications

        Certain reclassifications have been made to the 2004 and 2003 financial statement amounts in order to conform to the 2005 presentation.

Earnings per Share

        Basic earnings per share (“EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options and preferred shares issued. See Note 9, “Stock Compensation Plan” for calculation of basic and diluted earnings per share.

New Accounting Pronouncements

        On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-1 (“EITF 04-1”), effective for business combinations consummated, and goodwill impairment tests performed, in reporting periods beginning after that date. EITF 04-1 is applicable when two parties that have a pre-existing contractual relationship enter into a business combination. The business combination could also include settlement of this pre-existing contractual relationship. Such settlement would require accounting separate from the business combination. If it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, EITF 04-1 also considers whether the acquiring entity should recognize those assets as intangible assets apart from goodwill. Adoption of EITF 04-1 did not have a material impact on the Company’s financial statements at December 31, 2005.

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

        In December 2003, the FASB also issued the revision of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pension and Other Post-retirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106” (“FAS 132-(R)”). FAS 132-(R) revises employer’s disclosure requirements for pension plans and other post-retirement plans by requiring additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. There are additional disclosure requirements for both annual and interim reporting periods. FAS 132-(R), is effective for fiscal years ending after December 15, 2003, and for interim reporting periods starting after December 15, 2003. FAS 132-(R) did not impact the Company’s financial position or statement of operations.

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

        FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company currently uses the fair-value-based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•     All new awards issued after the effective date;

•     All modifications, repurchases or cancellations of existing awards after the effective date; and

•     Unvested awards at the effective date.

        For unvested awards, the compensation cost related to the remaining “requisite serve’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123(R) in the first quarter of 2006. Based on the current options outstanding, the Company does not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

2.     INCOME TAXES

        A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Me&NB, TMGC,

Maricor Properties, Mecel Properties Ltd, and MTI. The tax effect of items not included in rate base or normal operating activities is allocated to “Other Income (Deductions).”

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

(1)             As explained more fully in Note 12, “Commitments, Contingencies and Regulatory Matters”, during the course of Docket No. 2003-666, the MPUC reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost. Under the stipulation approved in that Docket, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery.

(2)             The book to accrual adjustments represent tax true-up items recognized in the current year which relate to prior period items.

(3)             Maine Public Service Company’s net income includes the equity earnings in two joint venture companies which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income. Deferred taxes are not provided on the equity earnings or the dividends, since the joint venture companies dividend out essentially all of their earnings on a monthly basis, making the timing difference minimal.

(4)             According to regulated utility income tax accounting rules, MPS does not provide deferred income tax on certain timing differences related to accelerated depreciation on Asset Depreciation Range property which was originally placed in service during the years 1971 through 1980.

        The elements of deferred income tax expense (credit) are as follows ( in thousands of dollars ):

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

        The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2005 and 2004 ( in thousands of dollars) :

	2005	2004
Seabrook	$6,350	$6,964
Property	8,899	9,068
Flexible pricing revenue	584	925
Deferred fuel	11,931	9,832
Wheelabrator-Sherman up-front payment	579	1,158
Pension and post-retirement benefits	(938)	(945)
OCI	(142)	(272)
Other	70	115

Net accumulated deferred income taxes	$27,333	$26,845

3.     DISCONTINUED OPERATIONS—ENERGY ATLANTIC

        On March 1, 2004, EA suspended all active operations and has been classified as a discontinued operation in accordance with FASB No. 144. The Company recognized income (loss) from discontinued operations of $4,000, $(408,000), and $(143,000) for the years ended December 31, 2005, 2004 and 2003, respectively, classified as discontinued operations in the Statement of Consolidated Operations. The 2005 net income from discontinued operations represents the continued activity to finalize the shutdown of EA’s operations. This activity is expected to be complete in April 2006. The 2004 net loss represents additional software lease expense of $181,000, recognized on the buy-out of a software lease by EA, $172,000 for employee severance payments, and a loss on disposal of fixed assets of $69,000.

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

        The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of December 31, 2005, 2004 and 2003, are as follows (in thousands of dollars):

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

		Twelve Months Ended December 31, 2005 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$34,314	$—	$—	$—	$—	$(15)	$34,299
Unregulated	—	5,291	—	115	—	(23)	5,383
Rental Income	—	—	501	—	—	(209)	292

Total Operating Revenues	34,314	5,291	501	115	—	(247)	39,974

Operating Expenses
Regulated Operation & Maintenance	14,352	—	—	—	—	—	14,352
Unregulated Operation & Maintenance	—	5,928	272	630	—	1,968	8,798
Depreciation	2,781	21	154	—	—	1	2,957
Amortization of Stranded Cost	10,533	—	—	—	—	—	10,533
Amortization	365	126	—	—	—	—	491
Taxes Other than Income	1,671	73	—	23	—	34	1,801
Income Taxes	1,506	(510)	(91)	(222)	—	(878)	(195)

Total Operating Expenses	31,208	5,638	335	431	—	1,125	38,737

Operating Income (Loss)	3,106	(347)	166	(316)	—	(1,372)	1,237

Other Income (Deductions)
Equity in Income of Associated Companies	182	—	(52)	—	—	(1)	129
Interest and Dividend Income	55	42	1	—	—	(74)	24
Other Income (Deductions)	(39)	(2)	(28)	—	—	(24)	(93)

Total Other Income (Deductions)	198	40	(79)	—	—	(99)	60

Income (Loss) Before Interest Charges	3,304	(307)	87	(316)	—	(1,471)	1,297
Interest Charges	1,040	382	202	2	—	(105)	1,521

Income (Loss) from Continuing Operations	2,264	(689)	(115)	(318)	—	(1,366)	(224)
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(1)	5	4

Net Income (Loss)	$2,264	$(689)	$(115)	$(318)	(1)	$(1,361)	$(220)

Total Assets	$137,440	$11,527	$8,476	$1,706	$235	$(1,609)	$157,775

Capital Expenditures	$4,822	$238	$409	$446	$—	$—	$5,915

		Twelve Months Ended December 31, 2004 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$33,734	$—	$—	$—	$—	$(1)	$33,733
Unregulated	—	3,412	54	—	—	(61)	3,405

Total Operating Revenues	33,734	3,412	54	—	—	(62)	37,138

Operating Expenses
Regulated Operation & Maintenance	14,065	—	—	—	—	—	14,065
Unregulated Operation & Maintenance	—	3,963	48	—	—	1,232	5,243
Depreciation	2,635	7	5	—	—	1	2,648
Amortization of Stranded Cost	10,011	—	—	—	—	—	10,011
Amortization	194	30	—	—	—	—	224
Taxes Other than Income	1,603	52	—	—	—	—	1,655
Income Taxes	1,234	(254)	(7)	—	—	(536)	437

Total Operating Expenses	29,742	3,798	46	—	—	697	34,283

Operating Income (Loss)	3,992	(386)	8	—	—	(759)	2,855

Other Income (Deductions)
Equity in Income of Associated Companies	204	—	—	—	—	—	204
Interest and Dividend Income	17	4	1	—	—	(20)	2
Other Deductions	(186)	(8)	—	—	—	(85)	(279)

Total Other Income (Deductions)	35	(4)	1	—	—	(105)	(73)

Income (Loss) Before Interest Charges	4,027	(390)	9	—	—	(864)	2,782
Interest Charges	985	98	31	—	—	(58)	1,056

Income (Loss) from Continuing Operations	3,042	(488)	(22)	—	—	(806)	1,726
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(380)	(28)	(408)

Net Income (Loss)	$3,042	$(488)	$(22)	$—	$(380)	$(834)	$1,318

Total Assets	$137,742	$9,941	$2,773	$—	$467	$(117)	$150,806

Capital Expenditures	$6,276	$258	$1,974	$—	$—	$3	$8,511

		Twelve Months Ended December 31, 2003 Unregulated
	Regulated Electric Utility	Engineering Services	Real Estate Holdings	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated	$31,748	$—	$—	$—	$—	$(9)	$31,739
Unregulated	—	57	—	—	—	1	58

Total Operating Revenues	31,748	57	—	—	—	(8)	31,797

Operating Expenses
Regulated Operation & Maintenance	12,851	—	—	—	—	(43)	12,808
Unregulated Operation & Maintenance	638	40	—	—	—	214	892
Depreciation	2,647	—	—	—	—	—	2,647
Amortization of Stranded Cost	9,189	—	—	—	—	—	9,189
Amortization	206	—	—	—	—	—	206
Taxes Other than Income	1,460	—	—	—	—	—	1,460
Income Taxes	1,364	6	—	—	—	(104)	1,266

Total Operating Expenses	28,355	46	—	—	—	67	28,468

Operating Income (Loss)	3,393	11	—	—	—	(75)	3,329

Other Income (Deductions)
Equity in Income of Associated Companies	298	—	—	—	—	(26)	272
Interest and Dividend Income	21	—	—	—	—	(40)	(19
Other Deductions	(258)	—	—	—	—	(78)	(336)

Total Other Income (Deductions)	61	—	—	—	—	(144)	(83)

Income (Loss) Before Interest Charges	3,454	11	—	—	—	(219)	3,246
Interest Charges	323	—	—	—	—	(26)	297

Income (Loss) from Continuing Operations	3,131	11	—	—	—	(193)	2,949
(Loss) Income from Discontinued Operations, Net	—	—	—	—	(80)	(63)	(143)

Net Income (Loss)	$3,131	$11	$—	$—	$(80)	$(256)	$2,806

Total Assets	$135,870	$1,169	$—	$—	$2,024	$2,206	$141,269

Capital Expenditures	$4,609	$46	$—	$—	$—	$221	$4,876

         The following tables present the operations and assets of the Company by geographic location:

Financial Information about Foreign and Domestic Operations
(In thousands of U.S. dollars)

	2005	2004	2003
Revenues:
Revenues from Domestic Operations:
Maine Public Service Company	$34,314	$33,734	$31,748
The Maricor Group	2,064	1,282	—
Maricor Technologies, Inc.	115	—	—

Subtotal	36,493	35,016	31,748

Revenues from Foreign Operations:
The Maricor Group, Canada	3,227	2,130	57
Maricor Properties Ltd	501	54	—
Maine & New Brunswick	—	—	—

Subtotal	3,728	2,184	57

Other*	(247)	(62)	(8)

Total Operating Revenues	$39,974	$37,138	$31,797

Inter-Company Revenues:
Inter-Company Revenues from Domestic Operations
Maine Public Service Company	$15	$—	$—
The Maricor Group	—	—	—
Maricor Technologies, Inc.	19	—	—

Subtotal	34	—	—

Inter-Company Revenues from Foreign Operations
The Maricor Group, Canada	58	53	—
Maricor Properties Ltd	209	54	—
Maine & New Brunswick	—	—	—

Subtotal	267	107	—

Other*	—	—	—

Discontinued Operations	—	—	9

Total Inter-Company Revenues	$301	$107	$9

Operating Income:
Operating Income (Loss) from Domestic Operations:
Maine Public Service Company	$3,118	$4,009	$3,316
The Maricor Group	(481)	(345)	—
Maricor Technologies, Inc.	(316)	—	—

Subtotal	2,321	3,664	3,316

Operating Income (Loss) from Foreign Operations:
The Maricor Group, Canada	134	(41)	11
Maricor Properties Ltd	166	8	—
Maine & New Brunswick	(12)	(17)	77

Subtotal	288	(50)	88

Other*	(1,372)	(759)	(75)

Total Operating Income (Loss)	$1,237	$2,855	$3,329

	2005	2004	2003
Net Income:
Net Income (Loss) from Domestic Operations:
Maine Public Service Company	$2,261	$3,054	$2,994
The Maricor Group	(629)	(368)	—
Maricor Technologies, Inc.	(318)	—	—

Subtotal	1,314	2,686	2,994

Net Income (Loss) from Foreign Operations:
The Maricor Group, Canada	(60)	(120)	11
Maricor Properties Ltd	(115)	(22)	—
Maine & New Brunswick	3	(12)	137

Subtotal	(172)	(154)	148

Other*	(1,361)	(834)	(256)

Discontinued Operations	(1)	(380)	(80)

Total Net Income (Loss)	$(220)	$1,318	$2,806

Identifiable Assets:
Identifiable Assets from Domestic Operations:
Maine Public Service Company	$137,312	$137,572	$134,996
The Maricor Group	4,207	3,882	—
Maricor Technologies, Inc.	1,706	—	—

Subtotal	143,225	141,454	134,996

Identifiable Assets from Foreign Operations:
The Maricor Group, Canada	7,320	6,059	1,169
Maricor Properties Ltd	8,476	2,773	—
Maine & New Brunswick	128	170	874

Subtotal	15,924	9,002	2,043

Other*	(1,609)	(117)	2,206

Discontinued Operations	235	467	2,024

Total Identifiable Assets	$157,775	$150,806	$141,269

*                    The “Other” line includes activities of the holding company, including corporate costs directly associated with unregulated operations, common costs not allocated to the regulated utility and inter-company eliminations.

5.     INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Ashford Ltd

        Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46(R)”), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements. Maricor Properties’ investment in the joint venture totaled $46,000 at December 31, 2005. Also, Maricor Properties recognized $52,000 or 50% of the loss of Maricor Ashford as equity earnings in 2005.

Maine Yankee and MEPCO

        MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the MEPCO, a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

        Dividends received during 2005, 2004 and 2003 from Maine Yankee were $91,000, $355,000 and $301,000, respectively, and from MEPCO $174,000, $7,000 and $99,000, respectively. In 2005, 2004 and 2003, MPS also received Maine Yankee stock redemptions of $350,000, $200,000 and $525,000, respectively. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information for Maine Yankee and MEPCO is as follows (in thousands of dollars) :

	Maine Yankee			MEPCO
	2005	2004	2003	2005	2004	2003
Earnings
Operating revenues	$60,060	$62,032	$53,222	$3,339	$3,628	$3,792
Earnings applicable to Common Stock	1,879	2,494	3,217	988	1,207	1,258
Company’s equity share of net earnings	$94	$125	$161	$74	$90	$94
Investment
Total assets	$451,377	$478,299	$561,523	$9,927	$8,966	$8,100
Less:
Long-term debt	—	—	2,680	—	—	—
Other liabilities and deferred credits	422,511	442,486	514,423	3,167	898	1,142

Net assets	$28,866	$35,813	$44,420	$6,760	$8,068	$6,958
MPS’s equity in net assets	$1,443	$1,791	$2,221	$506	$604	$521

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

 6.     SHORT-TERM CREDIT ARRANGEMENTS

        The following table summarizes the balances outstanding under the Company’s short-term credit arrangements at December 31, 2005 and 2004:

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

On October 7, 2005, MPS arranged a three-year, $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. Failure to comply with these covenants could result in a 400 basis point increase in the interest rate or calling of the outstanding balance of the Line. As of December 31, 2005, there was $7.9 million outstanding on this line of credit, with $2.1 million available.

        Prior to the $10.0 million line of credit from Bank of America, MPS had a revolving credit arrangement with two banks for borrowings up to $6 million, which was secured by a $6 million first mortgage bond. These agreements contained certain restrictive covenants including interest coverage tests and debt-to-equity ratios, similar to those under the new line of credit. MPS could utilize, at its discretion, two types of loan options: A Loans, which were provided on a pro rata basis in accordance with each participating bank’s share of the commitment amount, and B Loans, which were provided as arranged between MPS and each of the participating banks. The A Loans, at MPS’s option, bore interest equal to either the agent bank’s prime rate or LIBOR-based pricing. MPS also paid a quarterly commitment fee of .50% of the unused portion of the A Loans. The B Loans bore interest as arranged between MPS and the participating bank. As of December 31, 2004, A Loans of $3,000,000 were outstanding under the revolving credit arrangement at an interest rate of 3.6875%; B Loans of $200,000 were outstanding at an interest rate of 4.04%. As of December 31, 2003, A Loans for $5.0 million were outstanding under the revolving credit arrangement at an interest rate of 2.5625%, as well as a B Loan of $200,000 of 2.76%. At December 31, 2004, and 2003, the unused portion of the MPS $6.0 million revolving credit line was $2.8 million and $0.8 million, respectively.

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

        On October 21, 2005, MAM arranged a new, three-year $4.0 million revolving line of credit with Bank of America for working capital, letters of credit and the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit. $1.73 million of the $4 million line of credit is in the form of a letter of credit securing a loan from Royal Bank of Canada which loan was used toward the acquisition of Cornwallis Court Developments. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30, 60 or 90 day LIBOR plus 2.0% or Bank of America’s prime rate. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. Failure to comply with these covenants could result in a 400 basis point increase in the interest rate or calling of the outstanding balance of the Line. At December 31, 2005, there was $1.5 million outstanding on this line of credit, with $770,000 available.

        On October 7, 2005, in connection with the acquisition of Cornwallis Court Developments, Maricor Properties Ltd entered into a $2.0 million CDN, one-year loan from Royal Bank of Canada. This loan is secured by a $2.0 million CDN ($1.73 million USD) letter of credit in favor of Royal Bank of Canada from Bank of America.

        On October 31, 2005, Maricor Properties Ltd arranged a $2.3 million CDN, one-year revolving term loan with Royal Bank of Canada, the proceeds of which were used to repay Katahdin Trust Company’s $2.0 US million term loan for the acquisition and renovation of the Vaughan Harvey property. The term of the RBC note is one-year at Royal Bank of Canada’s prime rate plus 0.50%. This loan is secured by a collateral mortgage on the Vaughan Harvey Boulevard property in Moncton, New Brunswick, by a $570,000 CDN guarantee from Mecel Holdings and a collateral mortgage covering the Mecel Holdings property in Halifax, Nova Scotia. This loan is also guaranteed by MAM, limited to $1.73 million.

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

7.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        MPS has three issues of long-term debt with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine (“FAME”) 1998 Taxable Electric Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68%, respectively.

        At December 31, 2005, the fair value of these qualified cash flow hedges was $(1.39) million, reflecting a change in swap rates since the execution date. For the year ended December 31, 2005, the difference between the fixed rates and the underlying variable rates on the issues of approximately $437,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward variable debt pressures. The gain in fair value on the interest rate swaps from December 31, 2004, as compared to December 31, 2005, of $84,000 less the deferred tax of $33,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless MPS’s shareholder’s common equity falls below the minimum allowable 48 percent of total capital, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

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

8.     LONG-TERM DEBT

        On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.53 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 that expired in November 2003, that applied to the 2000 and 1996 Series, as described below. At the end of 2005, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.68%, issuance costs and credit enhancement fees since issuance were 7.14%.

        A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. At the end of 2005, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.57%, issuance costs and credit enhancement fees were 6.13%.

        On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (“Notes”) on behalf of MPS. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank (now TD BankNorth), Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.38 million at the end of 2005 and 2004. MPS has issued $4.0 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2005, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 3.81%.

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

        On August 12, 2004, Maine & Maritimes Corporation entered into a $2.0 million, unsecured, two-year term loan with Katahdin Trust Company. The proceeds of the loan were used to acquire and renovate certain real estate assets in Moncton, New Brunswick, Canada. The loan requires interest-only payments from September 12, 2004 through maturity at a variable interest rate of Three-Month LIBOR plus 2.65%. This debt was repaid with the $2.3 million CDN short-term loan from Royal Bank of Canada, described in Note 6, “Short-Term Credit Arrangements” and other funds.

9.     STOCK COMPENSATION PLAN

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

        A summary of the status of the Company’s stock option plan as of December 31, 2005, and changes during the year then ended is presented below:

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

        An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. There are 7,046 of these shares remaining available for future issuance.

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

         The following table sets forth the pension and post-retirement medical plans’ change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 2005, and 2004, (in thousands of dollars) :

	Pension		Health Care
Benefits	2005	2004	2005	2004
Changes in benefit obligation
Benefit obligation at beginning of year	$19,863	$19,072	$9,328	$9,626
Service cost	488	479	182	194
Interest cost	1,133	1,138	504	535
Actuarial gain (loss)	(52)	373	(572)	(513)
Employee’s contributions	—	—	32	28
Benefits paid	(1,045)	(1,061)	(486)	(542)
Administrative expenses	(148)	(138)	—	—

Benefit obligation at end of year	20,239	19,863	8,988	9,328

Change in plan assets
Fair value of plan assets at Beginning of year	13,623	14,896	2,607	2,634
Actual return on plan assets	413	935	90	160
Employee contributions	—	—	32	29
Employer contribution	961	—	321	326
Benefits paid	(1,045)	(1,061)	(486)	(542)
Removal of assets for guaranteed insurance contracts*	—	(1,009)	—	—
Administrative expenses	(148)	(138)	—	—

Fair value of plan assets at end of year	13,804	13,623	2,564	2,607

Funded Status (Benefit Obligation—Fair Value at end of year)	(6,435)	(6,240)	(6,423)	(6,721)
Unrecognized transition Obligation	—	—	986	1,129
Unrecognized prior service costs	389	479	(347)	(407)
Unrecognized net actuarial loss	3,695	3,186	3,549	4,166

Accrued benefit cost	$(2,351)	$(2,575)	$(2,235)	$(1,833)

Weighted-average assumptions as of December 31 (measurement date)
Discount rate	5.88%	6.00%	5.88%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

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

        The Company’s investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk. The target rate of return for the portfolio will be 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman

Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, discussion with the Company’s actuary, as well as the plans’ new asset manager, who began custody of plan assets on January 3, 2006.  Historical plan returns through the third quarter of 2005 support the assumption of future returns of 8.5%.  Management considered the weakened plan and general market performance during the fourth quarter of 2005, but, based on the longer-term future projections discussed above, concluded that the more recent performance was not indicative of the returns that could be expected in the future. The following table sets forth the target allocation of the plan assets and actual allocation:

		Percentage of Plan Asset at
	Target	December 31,
	Allocation	2005	2004
Plan Assets
Pension Plan Asset Category
Equity Securities	50-65%	52%	67%
Debt Securities	30-45%	34%	33%
Other	5-15%	14%	0%

Total		100%	100%
Health Care Benefits Asset Category
Equity Securities	50-70%	13%	66%
Debt Securities	30-45%	33%	34%
Other	0-5%	54%	0%

Total		100%	100%

        The Company transferred the pension and post-retirement health plans’ assets from The Bank of New York to Bank of America on January 3, 2006. The health care benefits assets had been partially converted to cash as of December 31, 2005, resulting in a higher percentage of assets classified as “Other”.

        The following tables set forth the plans’ net periodic benefit cost and cash flows for 2005, 2004 and 2003:

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

        Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, “Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). Under the Act, the Company may be entitled to a subsidy for its prescription drug benefit costs and the effect can be reflected in post-retirement medical expense if the effect of the subsidy can be reasonably estimated. The actuary’s calculation of the benefit obligation information assumes that the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy.

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

Retirement Savings Plan

        The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation. Effective January 1, 2006, new employees under the collective bargaining agreement receive a matching contribution of 4%, to compensate for their ineligibility in the pension plan. Participants are 100% vested at all times in contributions they make; employer match contributions are vested after three years. The Company’s matching contributions to the plan were approximately $109,000, $104,000, and $112,000 in 2005, 2004, and 2003, respectively. Effective July 1, 2004, the Company also offered a Canadian Pension Plan similar to a 401(k) plan for eligible Canadian employees. The Company matches employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability. The matching contributions and profit-sharing payments were $76,000 and $25,000 in 2005 and 2004, respectively.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company’s financial instruments consist primarily of cash in banks, receivables and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2005, the Company’s long-term debt had a carrying value and a fair value of approximately $38.2 million.

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

Wheelabrator-Sherman

        MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost and regulatory asset—Power Purchase Agreement Restructuring” in the accompanying balance sheet related to this contract is $31.4 million at December 31, 2005, and $28.5 million at December 31, 2004.

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

        MPS currently sells 100% of WS’s output to WPS-PDI and will continue to do so through the expiration of the contract between MPS and WS. From March 1, 2002, through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, took delivery of 40% of WS’s output and WPS-PDI took the remainder.

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

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

        In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility. In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates must be changed effective March 1, 2004 to reflect any changes in MPS’s stranded costs. On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the “rate effective period” beginning March 1, 2004 and ending on December 31, 2006. The approved revenue requirement for the rate effective period ended February 29, 2004 was $11,540,000. Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period . The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

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

         Recoverable Seabrook costs at December 31, 2005, and 2004, are as follows (in thousands of dollars) :

	2005	2004
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(31,467)	(30,358)

Recoverable Seabrook Costs, Net of Amortization	$11,669	$12,778

        In March 2000, MPS was allowed to offset $7.0 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain, as detailed in “Capacity Arrangements-Generating Asset Sale,” below. The decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March 2000, as described in “MPUC Approves Elements of Rates Effective March 1, 2000” above.

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

        On June 8, 1999, after receiving all of the major regulatory approvals, MPS completed the sale to WPS-PDI for $37.4 million. MPS’s 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, were used to reduce MPS’s debt. The gain from the sale was deferred, and recognized according to the MPUC’s decision on MPS’s determination of stranded costs, transmission and distribution costs, and rate design. The components of the deferred gain were as follows (in thousands of dollars) :

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

        Based on the decommissioning of the Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2005, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $10.8 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

        Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2005, and 2004 (in thousands of dollars) :

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

14.   ACQUISITIONS

Cornwallis Court Acquisition

        On October 7, 2005, Maricor Properties completed the purchase of Cornwallis Court Developments Ltd. Maricor Properties acquired all of the outstanding shares of Cornwallis for $2.0 million CDN and the assumption of a $3.69 million CDN mortgage. The $2.0 million acquisition cost was financed through RBC and is secured by a $1.73 million USD letter of credit from Bank of America. The term of the new RBC note is one-year at an interest rate of Royal Bank prime plus 0.25%. The only asset of Cornwallis was the J. Angus MacDonald Building, a 60,000 square foot facility located in downtown Halifax, Nova Scotia, Canada. The building was fully leased at the time of acquisition. This purchase is the second building acquired in Halifax in the past eighteen months, and represents further execution of the Company’s real estate investment strategy.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Cornwallis Court Developments Ltd acquisition. The

Company is in the process of finalizing the purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).

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

        Under the terms of the agreements, the former shareholders of these companies are prohibited from selling their shares of stock for a certain period after the acquisition. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference. The exposure for such “true-up” provisions is $814,000 at December 31, 2005.

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

        The vacant facility was in need of revitalization, which was undertaken using the expertise of TMGC to upgrade the facilities mechanical and electrical systems, with additional architectural, aesthetic and landscaping improvements. The facility was partially leased (approximately 40%) during 2005 to a third party tenant and TMGC’s Moncton division. Lease revenues from TMGC’s Moncton division are also eliminated in consolidation. In late 2005, Management was successful in leasing-up the facility with actual leases being signed during early 2006 and tenant improvements under construction in early 2006 as well. The leasing of the facility will have a positive impact on Maricor Properties in 2006.

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

15.   QUARTERLY INFORMATION (UNAUDITED)

        The following tables summarize the quarterly financial data for the two years ended December 31, 2005:

	2005 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands, except per share amounts)

Operating Revenues
Regulated Electric Utility	$10,315	$7,073	$7,445	$9,466
Unregulated Engineering Services	1,403	1,366	1,267	1,238
Unregulated Real Estate Holdings	69	76	77	225
Unregulated Software Technology	3	35	29	48
Other	(54)	(55)	(51)	(1)

Total Revenues	11,736	8,495	8,767	10,976
Operating Expenses	10,191	9,057	9,345	10,144

Operating Income (Loss)	1,545	(562)	(578)	832
Other Income (Deductions)	29	80	(2)	(47)

Income (Loss) Before Interest Charges	1,574	(482)	(580)	785
Interest Charges	305	313	346	557

Income (Loss) From Continuing Operations	1,269	(795)	(926)	228
Income (Loss) from Discontinued Operations	8	(3)	0	(1)

Net Income (Loss)	$1,277	$(798)	$(926)	$227

Earnings Per Share	$0.78	$(0.49)	(0.57)	$0.14

	2004 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousand except per share amounts)

Operating Revenues
Regulated Electric Utility	$10,209	$6,881	$7,215	$9,429
Unregulated Engineering Services	290	625	1,292	1,205
Unregulated Real Estate Holdings	—	—	17	37
Other	(1)	1	(25)	(37)

Total Revenues	10,498	7,507	8,499	10,634
Operating Expenses	8,302	7,554	8,583	9,844

Operating Income (Loss)	2,196	(47)	(84)	790
Other Income (Deductions)	(54)	27	(86)	40

Income (Loss) Before Interest Charges	2,142	(20)	(170)	830
Interest Charges	234	255	256	311

Income (Loss) From Continuing Operations	1,908	(275)	(426)	519
Loss from Discontinued Operations	(358)	(33)	(6)	(11)

Net Income (Loss)	$1,550	$(308)	$(432)	$508

Earnings Per Share	$0.98	$(0.19)	$(0.26)	$0.31

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

        The Company’s management, including the Company’s principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries.  Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.  Management evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this annual report.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

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

         James Nicholas (Nick) Bayne, age 52, has been a Director since 2002 and serves as MAM’s President and Chief Executive Officer. He also holds the office of Chief Executive Officer and serves on the Board of Directors of Maine Public Service Company, and holds the office of President and Chief Executive Officer and serves on the Boards of Directors of Maine & New Brunswick Electrical Power Co., Ltd., The Maricor Group, The Maricor Group, Canada Ltd, The Maricor Group New England, Inc., Maricor Properties Ltd, Maricor Technologies, Inc., Mecel Properties Ltd, Cornwallis Court Developments Ltd. and Maricor Ashford, Ltd. Mr. Bayne has extensive executive management experience in the regulated and unregulated energy, electric utility and economic/real estate development industries. He has served as an executive consultant to the energy and information technologies industries; CEO of Aspect, LP, a Houston-based energy risk management and FASB 133 ASP software firm; Senior Vice President for Energy Sales and Operations for Duke Energy’s unregulated retail energy services company; Vice President for MEAG Power; President of the Business and Industrial Development Corporation; and positions with Carolina Power & Light Company and Central Electric Power Cooperative, Inc. He holds degrees from Southwestern Community College and the University of South Carolina with concentrations in environmental science, business administration, and economic geography.

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

         John P. Havrilla, P.E., age 48, Vice President, Corporate Strategy and Chief Development Officer. Mr. Havrilla directs Maine & Maritimes Corporation’s unregulated growth and diversification strategy. Mr. Havrilla has more than twenty years of electric and natural gas industry experience, as well as consulting engineering experience in both regulated and unregulated environments. Prior to joining the Company, he served as an executive energy and engineering consultant to the electric utilities and industrial sectors. He served as Vice President of Strategic and Financial Systems and Corporate Secretary for Duke Energy’s unregulated retail energy services company serving the U.S. and Canada. He has also served in positions with Duke Power and New York State Electric & Gas. Mr. Havrilla holds a Bachelor of Science in Electrical Engineering Technology from the Pennsylvania State University and is a Licensed Professional Engineer in the states of Maine and New York.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)             The following documents are filed as part of this report:

(1)            Consolidated Financial Statements are included in Part II—Item 8 of this report.

(2)            Schedule I—Condensed Financial Information of Registrant.

(3)            Schedule II—Valuation of Qualifying Accounts and Reserves.

All other schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(4)            Exhibits for Maine & Maritimes Corporation are listed in the Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 13th of September, 2006.

MAINE & MARITIMES CORPORATION

By:	/s/ MICHAEL I. WILLIAMS
Michael I. Williams
Senior Vice President, Chief Financial Officer and Interim Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD G. DAIGLE	Chairman of the Board and Director
Richard G. Daigle

/s/ NATHAN L. GRASS	Director and Interim CEO
Nathan L. Grass

/s/ ROBERT E. ANDERSON	Director
Robert E. Anderson

/s/ D. JAMES DAIGLE	Director
D.James Daigle

/s/ DAVID N. FELCH	Director
David N. Felch

/s/ MICHAEL W. CARON	Director
Michael W. Caron

/s/ DEBORAH L. GALLANT	Director
Deborah L. Gallant

/s/ LANCE A. SMITH	Director
Lance A. Smith

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation
Condensed Statements of Operations
(In thousands of dollars)

			For the Six
	For the Years Ended		Months Ended
	December 31,		December 31,
	2005	2004	2003
Operating Expenses
Unregulated Operation & Maintenance and Other Operating Expenses	$2,238	$1,335	$368
Income Taxes	(879)	(556)	(152)
Total Operating Expenses	1,359	779	216

Operating Loss	(1,359)	(779)	(216)

Other Income (Deductions)
Equity in Income of Subsidiaries and Associated Companies	1,126	2,145	1,318
Interest and Dividend Income	112	48	—
Other—Net	(25)	(83)	—
Total	1,213	2,110	1,318
(Loss) Income Before Interest Charges	(146)	1,331	1,102
Interest Charges	74	13	—
Net (Loss) Income	$(220)	$1,318	$1,102

Average Shares Outstanding — Basic	1,636,322	1,612,696	1,578,547
Average Shares Outstanding — Diluted	1,636,322	1,625,821	1,589,047

Basic (Loss) Earnings Per Share	$(0.13)	$0.82	$0.70
Diluted (Loss) Earnings Per Share	$(0.13)	$0.81	$0.69

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation
Condensed Statements of Cash Flows
(In thousands of dollars)

			For the Six
	For the Years Ended		Months Ended
	December 31,		December 31,
	2005	2004	2003
Cash Flow from Operating Activities
Net (Loss) Income	$(220)	$1,318	$1,102
Equity in Earnings of Subsidiaries	(1,126)	(2,145)	(1,318)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Changes in Current Assets and Liabilities:
Intercompany Accounts Receivable	(2,501)	(2,123)	(222)
Other Current Assets	80	227	(307)
Current Liabilities	288	509	247
Other — Net	512	(444)	295
Net Cash Flow Used By Operating Activities	$(2,967)	$(2,658)	$(203)

Cash Flow From Financing Activities
Dividend Payments	(1,227)	(2,161)	(1,183)
Retirements of Long-Term Debt	(2,000)	—	—
Borrowings of Long-Term Debt	—	2,000	—
Short-Term Borrowings (Repayments), Net	1,500	—	—
Notes Receivable from Subsidiaries, Net	320	(3,949)	(519)
Net Cash Flow Used By Financing Activities	$(1,407)	$(4,110)	$(1,702)

Cash Flow From Investing Activities
Dividends Received from Subsidiaries	3,309	3,363	5,181
Other Changes in Investments in Subsidiaries	1,145	751	(317)
Investment in Fixed Assets	—	—	(263)
Cash Paid for Stock Contingencies from Acquisition Agreements	(122)	—	—
Net Cash Flow Provided By Investing Activities	$4,332	$4,114	$4,601

Decrease in Cash and Cash Equivalents	(42)	(2,654)	2,696
Cash and Cash Equivalents at Beginning of Period	42	2,696	—
Cash and Cash Equivalents at End of Period	$—	$42	$2,696

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation
Condensed Balance Sheets
(In thousands of dollars)

	As of December 31,
	2005	2004	2003
ASSETS
Plant:
Non-Utility Plant	$3	$266	$263
Accumulated Depreciation	(1)	(1)	—
Net Plant in Service	2	265	263
Investment in Subsidiaries	41,821	43,936	44,228
Net Plant and Investment in Subsidiaries	41,823	44,201	44,491

Current Assets:
Cash and Cash Equivalents	—	42	2,696
Intercompany Accounts Receivable	4,846	2,345	222
Other Current Assets	—	80	307
Total	4,846	2,467	3,225

Other Assets:
Intercompany Notes Receivable	4,148	4,468	519
Miscellaneous	195	592	15
Total	4,343	5,060	534
Total Assets	$51,012	$51,728	$48,250

CAPITALIZATION & LIABILITIES
Capitalization:
Shareholders' Equity	$47,984	$48,564	$47,705
Long-Term Debt	—	2,000	—
Total	47,984	50,564	47,705

Current Liabilities:
Notes Payable to Banks	1,500	—	—
Accounts Payable and Other Current Liabilities	1,044	756	247
Total	2,544	756	247

Other Liabilities:
Miscellaneous	484	408	298
Total	484	408	298
Total Capitalization and Liabilities	$51,012	$51,728	$48,250

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation
Notes to Condensed Financial Information

1.             BASIS OF PRESENTATION AND CREATION OF HOLDING COMPANY

Basis of Presentation

The parent company’s investment in its subsidiaries is stated at cost plus equity in earnings (losses) of its subsidiaries.  The financial statements of the parent company should be read in conjunction with the consolidated financial statements and related footnotes of the Company for the year ended December 31, 2005.

Creation of Maine & Maritimes Corporation

Maine & Maritimes Corporation (parent company) is a utility holding company organized effective June 30, 2003.  The parent company only financial statements presented in this Schedule I for the period ended December 31, 2003, incorporates the activity of the parent company from its creation on June 30, 2003, through December 31, 2003.

2.             DIVIDENDS AND RETURNS OF EQUITY FROM SUBSIDIARIES

The following common stock cash dividends and returns of equity were paid to Maine & Maritimes Corporation by its subsidiaries:

			For the Six
	For the Years Ended		Months Ended
	December 31,		December 31,
	2005	2004	2003
Maine Public Service Company	$2,317	$2,663	$1,181
Maricor Properties	802	—	—
Energy Atlantic, LLC	183	700	4,000
The Maricor Group	7	—	—
Total	$3,309	$3,363	$5,181

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

3(a)	Articles of Incorporation (Exhibit 3(a) to 2004 MAM Form 10-K)

3(b)	By-laws of the Company (Exhibit 3(b) to 2004 MAM Form 10-K)

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)

4(b)	Nineteenth Supplemental Indenture, Dated May 1, 1998. (Exhibit 4(v) to 1998 MPS Form 10-K)

4(c)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to 2000 MPS Form 10-K)

4(d)	Twenty-first Supplemental Indenture, Dated March 1, 2005.

4(e)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)

4(f)	Fourth Supplemental Indenture of the Second Mortgage and Deed of Trust Dated May 1, 1998. (Exhibit 10(v) to 1998 MPS Form 10-K).

4(g)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to 1998 MPS Form 10-K).

4(h)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)

10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(d)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(e)

Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(f)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(g)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10(h)

Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)

10(i)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)

10(j)

Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)

10(k)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(l)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(m)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(g) to 1986 MPS Form 10-K)

10(n)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)

10(o)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)

10(p)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)

10(q)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 MPS Form 10-K)

10(r)

Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs. (Exhibit 99(ak) to 2001 MPS Form 10-K)

10(s)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization. (Exhibit 99(ao) to 2003 MAM Form 10-K.)

10(t)	Order dated October 29, 2003 of Maine Public Utilities Commission in Docket No. 2003-85 giving final approval to increase in MPS electric delivery rates. (Exhibit 99(ap) to 2003 MAM Form 10-K.)

10(u)	Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to 1998 MPS Form 10-K)

10(v)

Settlement Agreement dated February 11, 2004, among, MPS, other parties, FERC Trial Staff, and the MPUC regarding changes to the MPS Formula Rate under the FERC Open Access Transmission Tariff. (Exhibit 99(aq) to 2003 MAM Form 10-K.)

10(w)

Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998. (Exhibit 10(x) to 1998 MPS Form 10-K)

10(x)

Stipulation dated February 19, 2004, approved by order dated February 27, 2004 of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2003-666 approving stranded cost revenue requirements effective March 1, 2004. (Exhibit 99 to MAM Form 8-K, dated March 2, 2004.)

10(y)	Maine & Maritimes Corporation 2002 Stock Option Plan

10(z)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement.

10(aa)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors

10(ab)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement.

10(ac)	Maine & Maritimes Corporation Stock Plan for Outside Directors (Exhibit 4 to Post-Effective Amendment No. 1 to Form S-8, dated July 30, 2003)

10(ad)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to 2003 MAM Form 10-K.)

10(ae)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003. (Exhibit 10(ak) to 2003 MAM Form 10-K.)

10(af)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to 2003 MAM Form 10-K.)

10(ag)

Assignment and Amendment Agreement to Employee Retention Agreement between J. Nicholas Bayne and Maine & Maritimes Corporation and Maine Public Service Company, dated October 3, 2003. (Exhibit 10(an) to 2003 MAM Form 10-K.)

10(ah)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.

10(ai)	Master Loan Agreement between MPS and Fleet Bank, dated November 22, 2004.

10(aj)	Credit Agreement between MPS and Bank of America, dated October 7, 2005.

10(ak)	Credit Agreement between MAM and Bank of America, dated October 21, 2005.

10(al)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006.

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350