Form 10-Q
period 2006-09-30
MAINE & MARITIMES CORP
filed 2006-11-13
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock, $7.00 par value — 1,638,027 shares

Glossary of Terms

ACRS	Accelerated Cost Recovery System
ADR	Asset Depreciation Range
AMEX	American Stock Exchange
Ashford	Ashford Investments, Ltd
CES	Competitive Energy Supplier
CMMS	Computerized Maintenance Management System
Cornwallis	Cornwallis Court Developments, Inc.
CPCN	Certificate of Public Convenience and Necessity
DSM	Demand-Side Management
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Kwh	Kilowatt hours
LEED™	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offered Rate
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NMISA	Northern Maine Independent System Administrator
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Pace	Pace Engineering Limited
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PUHCA	Public Utilities Holding Company Act
RES	RES Engineering, Inc.
ROE	Return on Equity
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

This item contains Consolidated Financial Statements for Maine & Maritimes Corporation (“MAM” or the “Company”) and its Subsidiaries, including (1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2006, and for the corresponding periods of the preceding year; (2) an unaudited consolidated balance sheet as of September 30, 2006; (3) an audited consolidated balance sheet as of December 31, 2005, the end of MAM’s preceding fiscal year; (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2006, and for the corresponding period of the preceding year; and (5) an unaudited statement of consolidated shareholders’ equity for the period January 1 (beginning of the fiscal year) through September 30, 2006.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at September 30, 2006, and December 31, 2005; the results of their operations for the three and nine months ended September 30, 2006 and 2005; and their cash flows for the nine months ended September 30, 2006, and 2005.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);
2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;
3.	The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”);
4.	Maricor Technologies, Inc. (“MTI”), a wholly-owned United States subsidiary.

MAM is also a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries Cornwallis Court Developments, Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”).  MAM retained 100% of the economic rights and obligations of Mecel in the sale of the share to Maricor Properties; Mecel remains consolidated in these financial statements.

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

•          Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS’s service territory have been purchasing energy from suppliers other than MPS. This energy comes from CES or, if customers are unable or do not wish to choose a competitive supplier, the SOS provider. SOS providers are determined through a bid process conducted by the MPUC.  MPS provides the transportation through its transmission and distribution wires infrastructure.  Its service area covers approximately 3,600 square miles, with a population of 72,000.  The utility is regulated by the FERC and the MPUC. MPS is headquartered in Presque Isle, Maine.

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

•          The Maricor Group is a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, energy asset development, facilities condition assessments and capital planning solutions, lifecycle asset management solutions, and emissions reduction services focusing on sustainability and LEED™.  The Maricor Group operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada.  TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.

•          The Maricor Group New England is the New England subsidiary of The Maricor Group offering its parent company’s defined services primarily within New England, particularly the Commonwealth of Massachusetts with an office in Boston, Massachusetts.  TMGNE, formerly RES Engineering, Inc., was acquired by TMG on June 15, 2004.

•          The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia.   TMGC acquired its first mechanical and electrical engineering services company, Eastcan on December 1, 2003.  On June 1, 2004, TMGC acquired M&R.  On May 12, 2006, TMGC acquired Pace, an electrical engineering firm.  All of these companies are now operating divisions of TMGC.

•          Maricor Properties Ltd, 50% owned by MAM, is a Canadian real estate development, redevelopment and investment company.  It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts. It utilizes the services of The Maricor Group in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada.  On June 30, 2006, Maricor Properties issued stock to Ashford, resulting in 50% ownership for both MAM and Ashford.  Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM.  Ashford Investments is an Atlantic Canadian real estate development, investment and management firm and provides management services to Maricor Properties and its subsidiaries.

•          Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.  It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC.  The terms of the sale of stock of Maricor Properties to Ashford included certain provisions related to Mecel.  A 120-day period beginning at the time of the closing of this transaction was set aside to either gain necessary approvals to sell a 50% interest in Mecel to Ashford for additional compensation or to transfer ownership of Mecel to Maine & Maritimes Corporation or another one of its entities.  This 120-day period has been extended by mutual agreement by MAM and Ashford, with settlement expected prior to December 31, 2006, with the transfer of Mecel to The Maricor Group, Canada.  Ashford Properties, a subsidiary of Ashford Investments Inc., provides property management services for all properties owned by Maricor Properties and its subsidiaries, including Mecel.

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

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars except shares and per share amounts)	2006	2005	2006	2005
Operating Revenues
Regulated	$8,033	$7,445	$25,499	$24,833
Unregulated	1,491	1,299	4,370	4,100
Total Revenues	9,524	8,744	29,869	28,933
Operating Expenses
Regulated Operation & Maintenance	4,056	3,682	11,297	10,786
Unregulated Operation & Maintenance	3,225	2,183	7,400	6,035
Goodwill Impairment Loss	2,546	—	2,546	—
Depreciation	726	703	2,186	2,098
Amortization of Stranded Costs	2,991	2,691	8,369	8,052
Amortization	104	91	204	321
Taxes Other Than Income	471	428	1,465	1,356
(Benefit of) Provision for Income Taxes—Regulated	(148)	(69)	645	711
Benefit of Income Taxes—Unregulated	(1,826)	(423)	(2,550)	(956)
Total Operating Expenses	12,145	9,286	31,562	28,403
Operating (Loss) Income	(2,621)	(542)	(1,693)	530
Other Income (Deductions)
Equity in (Loss) Income of Associated Companies	16	(9)	142	(36)
Interest and Dividend Income	5	—	14	12
Allowance for Equity Funds Used During Construction	(3)	7	—	16
Benefit of Income Taxes	32	1	10	—
Other—Net	(92)	(55)	(157)	(55)
Total	(42)	(56)	9	(63)
(Loss) Income Before Interest Charges	(2,663)	(598)	(1,684)	467
Interest Charges
Long-Term Debt and Notes Payable	832	685	2,405	1,962
Less Stranded Costs Carrying Charge	(386)	(361)	(1,201)	(1,052)
Less Allowance for Borrowed Funds Used During Construction	1	(2)	—	(6)
Total	447	322	1,204	904
Net Loss from Continuing Operations	(3,110)	(920)	(2,888)	(437)
Discontinued Operations
Income (Loss) from Discontinued Operations	—	(3)	2	5
Income Tax Benefit (Provision)	—	3	(1)	—
Income from Discontinued Operations	—	—	1	5

Net Loss Allocable to Common Stockholders	$(3,110)	$(920)	$(2,887)	$(432)

Average Shares of Common Stock Outstanding	1,638,027	1,636,437	1,637,627	1,636,170

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(1.90)	$(0.56)	$(1.76)	$(0.26)
Basic Earnings (Loss) Per Share of Common Stock From Discontinued Operations	—	—	—	—

Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(1.90)	$(0.56)	$(1.76)	$(0.26)

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(1.90)	$(0.56)	$(1.76)	$(0.26)

Diluted Earnings (Loss) Per Share of Common Stock From Discontinued Operations	—	—	—	—

Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(1.90)	$(0.56)	$(1.76)	$(0.26)

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands of dollars)	2006	2005
Cash Flow From Operating Activities
Net Loss	$(2,887)	$(432)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Goodwill Impairment Loss	2,546	—
Gain from Sale of Stock of Subsidiary	(429)	—
Write-off of Unrecoverable Cancelled Plant	271	—
Depreciation	2,289	2,098
Amortization	1,173	1,112
Deferred Income Taxes —Net	(1,714)	832
Change in Deferred Regulatory and Debt Issuance Costs	(3,688)	(2,682)
Amortization of W/S Upfront Payment	1,088	1,123
Change in Benefit Obligations	261	95
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	1,429	1,395
Other Current Assets	(179)	(569)
Accounts Payable	1,004	370
Other Current Liabilities	242	(307)
Other—Net	778	(97)
Net Cash Flow Provided By Operating Activities	2,184	2,938
Cash Flow From Financing Activities
Dividend Payments	—	(1,227)
Retirements of Long-Term Debt	(1,432)	(1,240)
Short-Term Borrowings, Net	1,838	2,887
Net Cash Flow Provided By Financing Activities	406	420
Cash Flow From Investing Activities
Proceeds from Sale of Stock of Subsidiary	429	—
Stock Redemption from Associated Company	600	350
Cash Paid for Stock Contingencies from Acquisition Agreements	(244)	—
Acquisitions, Net of Cash Acquired	(123)	(55)
Change in Restricted Investments	(5)	(4)
Investment in Fixed Assets	(3,349)	(4,173)
Net Cash Flow Used For Investing Activities	(2,692)	(3,882)
Decrease in Cash and Cash Equivalents	(102)	(524)
Cash and Cash Equivalents at Beginning of Period	587	1,056
Cash and Cash Equivalents at End of Period	$485	$532
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,294	$1,930
Income Taxes	$53	$4
Non-Cash Investing Activities:
Value of Preferred Stock Issued for Acquisition	$—	$950
Value of Common Stock Issued for Compensation	$19	$20

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands of dollars)	2006	2005
ASSETS
Plant:
Electric Plant in Service	$99,861	$98,998
Non-Utility Plant	2,931	2,664
Less Accumulated Depreciation	(42,560)	(40,683)
Net Plant in Service	60,232	60,979
Construction Work-in-Progress	1,602	1,883
Total	61,834	62,862

Investment in Associated Companies	1,597	1,956
Net Plant and Investments in Associated Companies	63,431	64,818

Current Assets:
Cash and Cash Equivalents	485	587
Accounts Receivable (less allowance for uncollectible accounts of $375 in 2006 and $372 in 2005)	7,331	7,950
Accounts Receivable from Associated Companies	401	604
Unbilled Utility Revenue	643	1,071
Inventory	686	600
Income Tax Refund Receivable	—	765
Prepayments	469	431
Unbilled Contract Revenue	1,272	816
Total	11,287	12,824
Regulatory Assets :
Uncollected Maine Yankee Decommissioning Costs	8,488	10,795
Recoverable Seabrook Costs	10,836	11,669
Regulatory Assets—Deferred Income Taxes	5,620	5,794
Regulatory Assets—Post-Retirement Medical Benefits	98	115
Deferred Fuel and Purchased Energy Costs	33,340	29,906
Regulatory Asset—Power Purchase Agreement Restructuring	363	1,451
Unamortized Premium on Early Retirement of Debt	1,152	1,308
Recoverable Cancelled Plant	572	—
Other Deferred Regulatory Costs	1,473	1,334
Total	61,942	62,372
Other Assets :
Intangible Assets (net of accumulated amortization of $375 in 2006 and $284 in 2005)	102	103
Goodwill	4,397	6,374
Unamortized Debt Issuance Costs	558	410
Restricted Investment (at cost, which approximates market)	2,457	2,453
Miscellaneous	1,182	1,119
Total	8,696	10,459
Total Assets	$145,356	$150,473

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities (Unaudited)

(In thousands of dollars)	September 30, 2006	December 31, 2005
Capitalization:
Shareholders’ Equity (see accompanying statements)	$44,759	$47,786
Long-Term Debt	31,275	32,725
Total	76,034	80,511
Current Liabilities:
Long-Term Debt Due Within One Year	2,540	2,430
Notes Payable to Banks	12,040	10,400
Accounts Payable	4,643	4,016
Accounts Payable—Associated Companies	250	250
Accrued Employee Benefits	1,821	1,433
Customer Deposits	93	36
Interest Accrued	236	125
Deferred Contract Revenue	210	132
Total	21,833	18,822
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,487	5,683
Carrying Value of Interest Rate Hedge	1,497	1,387
Uncollected Maine Yankee Decommissioning Costs	8,488	10,795
Other Regulatory Liabilities	416	458
Deferred Income Taxes	25,208	27,270
Accrued Post-retirement Benefits and Pension Costs	4,900	4,655
Investment Tax Credits	87	106
Miscellaneous	1,406	786
Total	47,489	51,140
Commitments, Contingencies, and Regulatory Matters (Note 10)
Total Capitalization and Liabilities	$145,356	$150,473

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Consolidated Shareholders’ Equity   (Unaudited)

	Shares		Common		Preferred			Accumulated Other
(In thousands of dollars,	Issued and Outstanding		Par Value Issued	Paid-In	Par Value Issued	Paid-In	Retained	Comprehensive Income
except share information)	Common	Preferred	($7/Share)	Capital	($0.01/Share)	Capital	Earnings	(Loss)	Total

Balance, December 31, 2005	1,636,779	9,500	$11,458	$1,387	$—	$950	$34,187	$(196)	$47,786

Common Stock Issued	1,248		9	10					19

Stock Contingency from Acquisitions				(244)					(244)
Net Loss							(2,887)		(2,887)
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain Net of Tax Provision of $99								149	149
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $1								2	2
Interest Rate Hedge, Net of Tax Benefit of $44								(66)	(66)
Total Other Comprehensive Income									85
Total Comprehensive Loss									(2,802)

Balance, September 30, 2006	1,638,027	9,500	$11,467	$1,153	$—	$950	$31,300	$(111)	$44,759

MAM had five million shares of $7 par value common stock authorized, with 1,638,027 and 1,636,779 shares issued and outstanding as of September 30, 2006, and December 31, 2005, respectively. At September 30, 2006, and December 31, 2005, MAM had 500,000 shares of $0.01 par value preferred stock authorized, with 9,500 shares issued and outstanding.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

 1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned subsidiaries and affiliates:

1.               Maine Public Service Company and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd;

2.               The Maricor Group and its wholly-owned United States subsidiary The Maricor Group New England and wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd;

3.               Maricor Technologies, Inc., a wholly-owned United States subsidiary; and

4.               Energy Atlantic, LLC, an inactive subsidiary.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of the above subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol MAM.

MAM is also a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd.  Maricor Properties is a 50% owner of Maricor Ashford Ltd, a joint venture with Ashford Investments Ltd.

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

Within The Maricor Group, earnings through the third quarter continued to lag expectations for a number of transitional and market reasons.  These reasons include the longer lead times and transition costs in the development of the higher value engineering business lines beyond the mechanical and electrical engineering firms acquired.  However, some of the loss is also attributable to those core mechanical and electrical engineering service lines, primarily at The Maricor Group New England.  The downturn in revenue within this division that prompted the May 31, 2006, impairment test has persisted.  Therefore, Management performed an interim impairment analysis of goodwill of The Maricor Group as of August 31, 2006.

The reporting units were defined as the mechanical and electrical engineering operations acquired as RES, M&R and Eastcan.  Additional service lines added since acquisition were excluded from the analysis.  In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions, and marketplace data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill.  In analyzing potential impairment, Management has evaluated marketplace data and trends as it relates to businesses operating within the same competitive space and geographies.  Management believes its assumptions associated with its discounted cash flow analysis, as well as comparables, are reflective of the marketplace.

When estimated fair value of reporting unit is less than the carrying value, goodwill may be overstated on the balance sheet, and an impairment charge would be recorded against net earnings.  The August 31, 2006, impairment analysis indicated an impairment of $2.55 million, related to the RES reporting unit, subject to third quarter results.  Third quarter results and a current review of anticipated cash flows, as well as other factors described above, support the Company recognizing the impairment in the third quarter.  This impairment is recorded in the Statement of Consolidated Operations as “Goodwill Impairment Loss.”

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”   This statement requires employers to recognize on their Balance Sheet an asset for a pension or other postretirement plan’s overfunded status, and a liability for an underfunded plan.  The assets and obligations of the plans must be measured at the end of the fiscal year.  Changes in the funded status of a defined benefit postretirement plan must be recognized in the year in which the changes occur, and will be reported in other comprehensive income (“OCI”).  This guidance will become effective to the Company on December 31, 2006.  Management notes that the Maine Public Service Company (“MPS”) Pension Plan and Postretirement Medical Plan are both within the scope of this guidance, and is in the process of quantifying the impact of SFAS 158 on the consolidated financial statements.

Also in September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This standard provides guidance for using fair value to measure assets and liabilities.  It applies whenever other standards require or permit the use of fair value measurements for assets or liabilities, but does not expand the use of fair value measurements in new circumstances.  Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants in the market in which the reporting entity transacts.  The standard established a fair value hierarchy to be used to determine the method of determining this price.  The highest weight is given to quoted prices in active markets.  The lowest weight is given to unobservable data.  Fair value measurements must be separately disclosed by their level in this fair value hierarchy, with additional disclosure required for the effect on earnings when fair value measurements are based on unobservable data.  This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged when the reporting entity has not issued financial statements for the fiscal year of adoption.  Management is currently assessing the impact of this guidance on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006.  This guidance interprets SFAS 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions.  Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices.  The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized.  The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available.  The Company is currently assessing the impact FIN 48 will have on its financial statements.

2.     INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Mecel and MTI. The tax effect of non-operating activities and those not included in rate base is allocated as “Other Income (Deductions).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006	2005
Current (benefit of) provision for income taxes
Federal	$(895)	$(476)	$(941)	$(69)
State	(250)	(153)	(292)	(65)
Canadian	30	(292)	71	(557)
Total current benefit of income taxes	(1,115)	(921)	(1,162)	(691)
Deferred (benefit of) provision for income taxes
Federal	(741)	392	(489)	423
State	(141)	39	(116)	42
Canadian	(3)	—	(129)	—
Total deferred (benefit of) provision for income taxes	(885)	431	(734)	465
Investment credits, net	(6)	(6)	(18)	(19)
Total (benefit of) provision for income taxes	$(2,006)	$(496)	$(1,914)	$(245)
Allocated to:
Operating income (loss)
- Regulated	$(148)	$(69)	$645	$711
- Unregulated	(1,826)	(423)	(2,550)	(956)
Subtotal	(1,974)	(492)	(1,905)	(245)
Discontinued Operations	—	(3)	1	—
Total Operating	(1,974)	(495)	(1,904)	(245)
Other income	(32)	(1)	(10)	—
Total	$(2,006)	$(496)	$(1,914)	$(245)

For the nine months ended September 30, 2006, and 2005, the effective income tax rate was 40% and 36%, respectively. The principal reasons for the effective rate differing from the US Federal and State income tax rates are flow-through items on depreciable property at the regulated utility, specifically cost of removal on ADR property and loss on retirements of ACRS property, and amortization of investment tax credits.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in 2006 or 2005.

As required by SFAS No. 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of Canadian net operating losses, goodwill, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge.  For the quarter ended September 30, 2006, and the year ended December 31, 2005, Management evaluated the need for a deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2006, and December 31, 2005:

(In thousands of dollars)	September 30, 2006	December 31, 2005
Seabrook	$5,890	$6,350
Property	8,982	8,899
Flexible pricing revenue	594	584
Deferred fuel	13,301	11,931
Wheelabrator-Sherman up-front payment	145	579
Pension and post-retirement benefits	(962)	(938)
Goodwill Impairment Loss	(1,018)	—
Net Operating Loss Carryforward	(1,568)	—
Other	(156)	(135)
Net Accumulated Deferred Income Tax Liability	$25,208	$27,270

3.    CHANGE IN REPORTING ENTITY

As a result of the sale of one share of Maricor Properties to Ashford Investments on June 30, 2006, the consolidated reporting entity of MAM changed, under the scope of SFAS No. 154, “Accounting Changes and Error Corrections.”  The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the periods ending September 30, 2005, have been retrospectively adjusted in these financial statements to reflect this change in reporting entity, in accordance with SFAS 154.  The Consolidated Balance Sheet as of December 31, 2005, has also been retrospectively adjusted for this change.

The impact on earnings had MAM owned 50% of Maricor Properties instead of 100% for the three months ended September 30, 2005, was a decrease of the net loss from $926,000 to $920,000.  This would have reduced the loss per common share, basic and diluted, to $0.56 from $0.57.  The net loss for the nine months ended September 30, 2005, would have also decreased, from a loss of $447,000 with 100% of Maricor Properties to $432,000 with a 50% ownership.  This would have reduced the loss per common share, basic and diluted, from $0.27 to $0.26, respectively.

4.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•                  Regulated electricity utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•                  Unregulated engineering services: TMG and all of its subsidiaries and product and service lines;

•                  Unregulated software technology: MTI;

•                  Unregulated energy marketing: EA, an inactive subsidiary;

•                  Other: Mecel, corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and equity earnings in subsidiary and associated companies; and,

•                  Eliminations of intercompany activity.

The segment information for 2005 has been reclassified to conform to the 2006 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support services to MPS, TMG, Mecel, MTI and their subsidiaries.  The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations.  The cost of corporate service provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.  MPS also provides services to MAM and other affiliates.  These services are billed to MAM at cost through inter-company transactions.

	(In thousands of dollars)
	Three Months Ended September 30, 2006
	Regulated	Unregulated
	Electric	Engineering	Software	Energy
	Utility	Services	Technology	Marketing	Other	Eliminations	Total
Revenue from External Customers
Regulated	$8,033	$—	$—	$—	$—	$—	$8,033
Unregulated	—	1,465	32	—	35	(41)	1,491
Total Operating Revenues	8,033	1,465	32	—	35	(41)	9,524

Operating Expenses
Regulated Operation & Maintenance	4,056	—	—	—	—	—	4,056
Unregulated Operation & Maintenance	—	1,915	326	—	1,043	(59)	3,225
Goodwill Impairment Loss	—	2,546	—	—	—	—	2,546
Depreciation	719	3	—	—	4	—	726
Amortization of Stranded Cost	2,991	—	—	—	—	—	2,991
Amortization	63	28	13	—	—	—	104
Taxes Other than Income	441	14	11	—	5	—	471
Income Taxes	(148)	(1,248)	(131)	—	(447)	—	(1,974)
Total Operating Expenses	8,122	3,258	219	—	605	(59)	12,145

Operating (Loss) Income	(89)	(1,793)	(187)	—	(570)	18	(2,621)

Other Income (Deductions)
Equity in Income of Associated Companies	43	—	—	—	(2,375)	2,348	16
Interest and Dividend Income	16	10	—	—	—	(21)	5
Other Income (Deductions)	(56)	(5)	—	—	—	(2)	(63)
Total Other Income (Deductions)	3	5	—	—	(2,375)	2,325	(42)
(Loss) Income Before Interest Charges	(86)	(1,788)	(187)	—	(2,945)	2,343	(2,663)
Interest Charges	287	74	—	—	107	(21)	447
(Loss) Income from Continuing Operations	(373)	(1,862)	(187)	—	(3,052)	2,364	(3,110)
Income from Discontinued Operations	—	—	—	—	—	—	—
Net (Loss) Income	$(373)	$(1,862)	$(187)	$—	$(3,052)	$2,364	$(3,110)

	(In thousands of dollars)
	Three Months Ended September 30, 2005
	Regulated	Unregulated
	Electric	Engineering	Software	Energy
	Utility	Services	Technology	Marketing	Other	Eliminations	Total
Revenue from External Customers
Regulated	$7,445	$—	$—	$—	$—	$—	$7,445
Unregulated	—	1,267	29	—	28	(25)	1,299
Total Operating Revenues	7,445	1,267	29	—	28	(25)	8,744

Operating Expenses
Regulated Operation & Maintenance	3,682	—	—	—	—	—	3,682
Unregulated Operation & Maintenance	—	1,706	148	—	382	(53)	2,183
Depreciation	698	5	—	—	—	—	703
Amortization of Stranded Cost	2,691	—	—	—	—	—	2,691
Amortization	73	17	—	—	1	—	91
Taxes Other than Income	417	(5)	7	—	8	1	428
Income Taxes	(69)	(227)	(51)	—	(146)	1	(492)
Total Operating Expenses	7,492	1,496	104	—	245	(51)	9,286

Operating (Loss) Income	(47)	(229)	(75)	—	(217)	26	(542)

Other Income (Deductions)
Equity in Income of Associated Companies	45	—	—	—	(868)	814	(9)
Interest and Dividend Income	17	22	—	—	—	(39)	—
Other Income (Deductions)	(36)	2	—	—	(9)	(4)	(47)
Total Other Income (Deductions)	26	24	—	—	(877)	771	(56)
(Loss) Income Before Interest Charges	(21)	(205)	(75)	—	(1,094)	797	(598)

Interest Charges	254	80	1	—	25	(38)	322
(Loss) Income from Continuing Operations	(275)	(285)	(76)	—	(1,119)	835	(920)
Income from Discontinued Operations	—	—	—	—	—	—	—
Net (Loss) Income	$(275)	$(285)	$(76)	$—	$(1,119)	$835	$(920)

	(In thousands of dollars)
	Nine Months Ended September 30, 2006
	Regulated	Unregulated
	Electric	Engineering	Software	Energy
	Utility	Services	Technology	Marketing	Other	Eliminations	Total
Revenue from External Customers
Regulated	$25,499	$—	$—	$—	$—	$—	$25,499
Unregulated	—	4,238	152	—	103	(123)	4,370
Total Operating Revenues	25,499	4,238	152	—	103	(123)	29,869

Operating Expenses
Regulated Operation & Maintenance	11,297	—	—	—	—	—	11,297
Unregulated Operation & Maintenance	—	5,070	841	—	1,690	(201)	7,400
Goodwill Impairment Loss	—	2,546	—	—	—	—	2,546
Depreciation	2,164	11	—	—	11	—	2,186
Amortization of Stranded Cost	8,369	—	—	—	—	—	8,369
Amortization	92	81	31	—	—	—	204
Taxes Other than Income	1,357	49	33	—	26	—	1,465
Income Taxes	645	(1,487)	(304)	—	(758)	(1)	(1,905)
Total Operating Expenses	23,924	6,270	601	—	969	(202)	31,562

Operating Income (Loss)	1,575	(2,032)	(449)	—	(866)	79	(1,693)

Other Income (Deductions)
Equity in Income of Associated Companies	140	—	—	—	(1,579)	1,581	142
Interest and Dividend Income	36	29	—	—	—	(51)	14
Other Income (Deductions)	(127)	(19)	—	—	(1)	—	(147)
Total Other Income (Deductions)	49	10	—	—	(1,580)	1,530	9
Income (Loss) Before Interest Charges	1,624	(2,022)	(449)	—	(2,446)	1,609	(1,684)
Interest Charges	780	195	—	—	284	(55)	1,204
Income (Loss) from Continuing Operations	844	(2,217)	(449)	—	(2,730)	1,664	(2,888)
Income from Discontinued Operations	—	—	—	1	—	—	1
Net Income (Loss)	$844	$(2,217)	$(449)	$1	$(2,730)	$1,664	$(2,887)
Total Assets	$134,731	$8,402	$1,750	$—	$473	$—	$145,356

	(In thousands of dollars)
	Nine Months Ended September 30, 2005
	Regulated	Unregulated
	Electric	Engineering	Software	Energy
	Utility	Services	Technology	Marketing	Other	Eliminations	Total
Revenue from External Customers
Regulated	$24,833	$—	$—	$—	$—	$—	$24,833
Unregulated	—	4,036	67	—	81	(84)	4,100
Total Operating Revenues	24,833	4,036	67	—	81	(84)	28,933

Operating Expenses
Regulated Operation & Maintenance	10,786	—	—	—	—	—	10,786
Unregulated Operation & Maintenance	—	4,477	329	—	1,387	(158)	6,035
Depreciation	2,084	14	—	—	—	—	2,098
Amortization of Stranded Cost	8,052	—	—	—	—	—	8,052
Amortization	220	101	—	—	—	—	321
Taxes Other than Income	1,277	34	15	—	30	—	1,356
Income Taxes	711	(355)	(111)	—	(492)	2	(245)
Total Operating Expenses	23,130	4,271	233	—	925	(156)	28,403

Operating Income (Loss)	1,703	(235)	(166)	—	(844)	72	530

Other Income (Deductions)
Equity in Income of Associated Companies	133	—	—	—	(678)	509	(36)
Interest and Dividend Income	40	33	—	—	111	(172)	12
Other Income (Deductions)	(22)	—	—	—	(13)	(4)	(39)
Total Other Income (Deductions)	151	33	—	—	(580)	333	(63)
Income (Loss) Before Interest Charges	1,854	(202)	(166)	—	(1,424)	405	467

Interest Charges	739	268	2	—	60	(165)	904
Income (Loss) from Continuing Operations	1,115	(470)	(168)	—	(1,484)	570	(437)
Income from Discontinued Operations	—	—	—	5	—	—	5
Net Income (Loss)	$1,115	$(470)	$(168)	$5	$(1,484)	$570	$(432)
Total Assets	$131,519	$11,652	$1,712	$263	$5,351	$—	$150,497

5.     INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

MAM owns 50% of the common stock of Maricor Properties with Ashford Investments Inc. (“Ashford”).   Maricor Properties was a wholly-owned subsidiary of MAM until June 30, 2006, when Maricor Properties issued one share of its stock acquired by Ashford.   For further disclosure of this transaction, see Note 9 of the June 30, 2006, Form 10-Q.

In accordance with the Shareholders Agreement, Mecel was set aside in a 120-day holding period beginning at date of closing on June 30, 2006, to either gain necessary approvals to sell one-half interest in Mecel to Ashford for additional compensation or to transfer ownership of Mecel to MAM or one of its affiliates.  This holding period has been extended by mutual agreement of MAM and Ashford, and is expected to be settled by the transfer of Mecel to TMGC prior to December 31, 2006.

Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis Court Developments, Ltd.  While the assets and liabilities of Mecel remain consolidated in these financial statements, MAM recorded its investment in the remainder of Maricor Properties using the equity method of accounting.

In the third quarters of 2006 and 2005, MAM recorded equity in losses of $9,000 and 6,000, respectively, from the activities of Maricor Properties, excluding Mecel.  For the nine months ended September 30, 2006, MAM recorded equity in earnings of $85,000, while recording equity in losses of $58,000 for the same period of 2005.  None of the earnings of Maricor Properties were distributed as dividends.  MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from and payable to MAM and its wholly-owned subsidiaries from Maricor Properties and its subsidiaries are presented within the lines “Accounts Receivable from Associated Companies,” and “Accounts Payable to Associated Companies.”

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the Maine Electric Power Company (“MEPCO,”) a jointly-owned electric transmission company. MPS records its investment in MEPCO and Maine Yankee using the equity method.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.  Dividends declared, dividends received in cash, and stock redemptions received in cash are presented in the following table:

	Quarter Ending September 30,
	2006	2005
Maine Yankee
Dividends Declared	60,000	25,000
Dividends Received in Cash	—	25,000
Stock Redemptions	399,000	—

MEPCO
Dividends Declared	2,000	2,000
Dividends Received in Cash	2,000	2,000

6.    SHORT-TERM CREDIT ARRANGEMENTS

The following Note describes changes to the Company’s short-term credit arrangements during the third quarter of 2006, and should be read in conjunction with MAM’s 2005 Form 10-K and MAM’s March 31, and June 30, 2006, Forms 10-Q.

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company, and a Maricor Properties term loan with Royal Bank of Canada. As of September 30, 2006, MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company.   Bank of America and Katahdin Trust Company have granted waivers from compliance with the interest coverage ratio requirements for the third quarter. Also, based on the year-to-date net loss and projected fourth quarter results, Management anticipates the Company will not meet its interest coverage ratio for the fourth quarter of 2006, and is currently negotiating covenant terms with these banks.

Under the terms of the credit agreement with Katahdin Trust Company, the $1 million TMG line of credit must be repaid in full for at least one 30-day period during each year.  On July 19, 2006, Katahdin Trust Company waived this requirement for 2006.

7.     LONG-TERM CREDIT ARRANGEMENTS

The following Note describes changes to the Company’s long-term credit arrangements during the third quarter of 2006, and should be read in conjunction with MAM’s 2005 Form 10-K and MAM’s March 31, and June 30, 2006, Forms 10-Q.

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

On August 4, 2006, Maricor Properties also borrowed $4.05 million CDN from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building.  The proceeds were used to repay the Standard Life mortgage.  The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 5.695%.  This loan is secured by the J. Angus MacDonald building, and is guaranteed by Ashford Investments Inc. and Maricor Properties.

8.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by the Company after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares at the most recent closing price to the date the option is granted. An option’s maximum term is ten years. As of September 30, 2006, a former CEO has been the only employee to receive stock options.

The Company accounts for the fair value of its grants under the Plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Year of Issuance	2003	2002
Number of Options Granted	5,250	5,250
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	5,250	5,250
Dividend Yield	4.60%	4.70%
Volatility	20.0%	20.0%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

Of these 10,500 options, 6,568 expire three months from the CEO’s termination, or November 17, 2006.  The remaining options expire ten years from the grant date, with 1,966 expiring May 31, 2012, and 1,966 expiring May 31, 2013.

The stock options are valued using the Black-Scholes valuation model.  The total value of all options granted and outstanding as of September 30, 2006, is approximately $44,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheets.  Compensation expense was reduced by $26,000 in the third quarter, due to forfeitures.  Compensation expense for the year has been reduced by $17,000 for this same reason.  None of this compensation expense was capitalized.

A summary of the activity in the Stock Option Plan from December 31, 2005, through September 30, 2006, is presented below:

	Shares	Average Exercise Price
Options	2006	2006
Outstanding at December 31, 2005	21,000	$29.80
Granted	5,250	15.45
Exercised	—	—
Expired	—	—
Forfeited	(15,750)	24.27
Outstanding at September 30, 2006	10,500	$30.28
Options exercisable at September 30, 2006	10,500
Weighted-average fair value of options granted	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Loss	$(3,110)	$(920)	$(2,887)	$(432)
Shares used in computation:
Weighted-Average common shares outstanding in Computation of basic earnings per share	1,638,027	1,636,437	1,637,627	1,636,170
Dilutive effect of common stock options	—	—	—	—
Other dilutive shares	—	—	—	—
Shares used in computation of earnings per common share assuming dilution	1,638,027	1,636,437	1,637,627	1,636,170
Net loss per common share basic	$(1.90)	$(0.56)	$(1.76)	$(0.26)
Net loss per common share diluted	$(1.90)	$(0.56)	$(1.76)	$(0.26)

Potentially dilutive common stock options and preferred shares outstanding during these periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock options	18,375	21,000	15,750	18,375
Other dilutive shares	11,910	11,910	11,910	5,955
	30,285	32,910	27,660	24,330

These shares are anti-dilutive, and were therefore excluded from the calculation of diluted earnings per share.

9.     BENEFIT PROGRAMS

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

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain MAM employees. Most employees of the Company’s unregulated operations are not eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company contributed approximately $335,000 to the pension plan for 2005 in 2006. In addition, the Company is currently making quarterly payments for the 2006 plan year, in accordance with IRS requirements. Each quarterly payment for 2006 is approximately $214,000 and affects the plan funding level, but not the amount of expense to be recognized. The quarterly payments for 2006 made through September 30, 2006, were $428,000.

Expenses by quarter are summarized in the table below.

Effective December 31, 2006, additional salary increases and service accruals under the MPS defined benefit pension plan will cease for both union and non-union employees.  A discretionary employer 401(k) contribution, beginning January 1, 2007, will be used to compensate employees for some or all of the anticipated impact of this loss of benefits, dependent on the number of years of service the employee has with the Company.  This action is being taken to control pension benefit costs.  A curtailment expense of approximately $300,000 will be incurred in the fourth quarter of 2006 in conjunction with the cessation of future benefit accruals, in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

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

For purposes of determining the accrued post-retirement benefit cost as of September 30, 2006, and December 31, 2005, the health care cost trend rate used was an increase of 8.0% in 2006 and 2005 and graded down to 4% in 2012, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan.

The following table sets forth the plans’ net periodic benefit cost:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$140	$122	$421	$366	$45	$45	$136	$136
Interest cost	290	283	870	850	126	126	378	378
Expected return on plan assets	(271)	(269)	(814)	(808)	(54)	(54)	(161)	(161)
Amortization of transition obligation	—	—	—	—	36	36	107	107
Amortization of prior service cost	23	23	68	68	(15)	(15)	(45)	(45)
Recognized net actuarial (gain)	43	26	130	78	42	42	127	127
Net periodic benefit cost	$225	$185	$675	$554	$180	$180	$542	$542

10.   COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million  effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below.  The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004.  The impact of this adjustment of approximately $128,000 was recognized in the second quarter of 2006.  MPS also agreed to certain service quality index standards as part of this stipulation.

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

Per this filing, the DSM mil rate was increased by 20%, or approximately $111,000, and the retail transmission rate was decreased by 13.43%, or approximately $534,000.

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS is proposing that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006. Discovery on the case is currently underway. MPS does not anticipate any significant issues in this case.

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

A settlement between the parties to the 2006 OATT was reached on September 14, 2006. The Company’s FERC attorneys have circulated the draft stipulation to all of the interested parties. The significant elements of the settlement included an ROE of 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case.

The Company expects the FERC will approve the settlement later this year.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula.  The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $288,000.  The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006.  This adjustment flowed through the MPS OATT effective June 1, 2006, and is being passed through retail rates beginning on July 15, 2006.

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

The project was proposed in order to ensure the reliability and integrity of the MPS transmission grid under scenarios of reduced on-system generator availability and peak load growth.  MPS submitted that the available firm transfer capability of the transmission system when added to the remaining on-system hydro generation was not sufficient to meet peak load conditions, should existing on-system wood-fired generation become unavailable.  The proposed line would have addressed this by significantly increasing the load-

serving capability of the northern Maine region and would have served to reinforce the vital transmission ties between northern Maine and the New Brunswick transmission grid.  Additional benefits of the proposed line include the potential for increasing the number of competitive retail electric suppliers and increasing the attractiveness of the region for development of additional generation, such as wind farms, by providing increased transmission export capacity.

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine.  The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line.  The Commission’s Order denying the certificate, which was issued on October 21, 2005, described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain reliability risks identified by MPS.  The Company filed for reconsideration of the Order on November 8, 2005, based on the possibility that Aroostook Wind Energy Company, LLC (“AWE”) might elect to utilize the CPCN requested by MPS in this Docket in order to have MPS construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system.  On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities.  MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted an MPS request for suspension of certain of the specific requirements of the October 21, 2005, Order pending Commission consideration of certain proposed market rule changes which NMISA presented to the Commission on March 1, 2006.  Through September 30, 2006, approximately $844,000 was spent on this transmission project.

As noted above, as a result of the proposed settlement of its 2006 Open Access Transmission Tariff Formula Rate Filing.  MPS expects to recover approximately 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in MPS’s rates. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $33.3 million at September 30, 2006, and $29.9 million at December 31, 2005, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $2.7 million from October 1, 2006, through December 31, 2006. Since March 1, 2004, WPS-PDI has purchased 100% of WS’s output.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of visiting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its fifth year of this ten-year program. Approximately 35% of the transformers visited require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $2.6 million; as of September 30, 2006, $1.8 million of this total has been spent on this effort.  The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

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

Leases

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, “Accounting for Leases”.  The following summarizes payments for leases for a period in excess of one year:

	Nine Months Ended
	September 30,
(In thousands of dollars)	2006	2005
Office Equipment	$15	$40
Building	140	151
Vehicles	17	12
Rights of Way	1	1
Field Equipment	21	20
Total	$194	$224

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments by Year For All Items

Minimum Lease
Years	Payments
(In thousands of
dollars)
2006	$269
2007	$199
2008	$225
2009	$185
2010	$71

As a result of restructuring at TMGNE, further described in Management’s Discussion and Analysis, the remaining $174,000 of lease payments for the TMGNE office space in Hudson were accrued.  Cash payments for this lease will be made between October 2006 and May 2009.

MPS also entered into a capital lease for computer equipment during the third quarter of 2006.   The total obligation under this capital lease was $62,000, $57,000 of which remained at September 30, 2006.  Future minimum lease payments under the term of this lease are as follows:

Minimum Lease
Years	Payments
(In thousands of
dollars)
2006	$9
2007	$20
2008	$22
2009	$6

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

Executive Summary

The Company has incurred an operating loss after taxes of $2.89 million for the quarter.  This loss is principally attributable to non-recurring expenses totaling $2.3 million*, which are listed in the table below by category.

Non-recurring Charges in Third Quarter Results (in thousands)*:
TMGNE Goodwill Impairment and Restructuring Charge	$1,632
Severance Costs	328
Write-off of acquisition costs	211
Write-off and Amortization of Cancelled Transmission Plant	126
Total Non-recurring Charges in Third Quarter 2006	$2,297

*                    Note that all amounts are listed after taxes.

An impairment charge of $1.53 million after taxes is as a result of continued non-performance by the TMGNE division of The Maricor Group. As more fully described in the footnotes to our financial statements under accounting policies, the overall performance and economic outlook for the TMGNE has prompted Management to recognize this impairment loss.  Several factors triggered an interim test for impairment, including continued decline in revenue, personnel turnover, and a lagging sales pipeline.  Based upon third quarter results of operations and the Company’s internal impairment analysis, Management has determined that there are no impairment charges for TMGC, which continues to grow revenues and has an improving sales forecast.  As a part of its annual impairment test, the Company will continue to evaluate TMGC goodwill, but at this time does not anticipate an additional impairment loss adjustment in 2006.  The remainder of the TMGNE goodwill impairment loss and restructuring charge was a result of the closure our Hudson location, and accrual of $104,000 for the remaining lease costs.

Effective August 17, 2006, J. Nicholas Bayne resigned from his position as CEO of the Company.  Beginning September 25, 2006, the Company implemented a staff reduction, which represented approximately 4% of the total workforce.  The severance charges of $328,000 after taxes reflect those events.  Management deemed the reduction in force and related corporate restructuring as necessary to control costs and reduce corporate overheads to better reflect the scope and needs of our current company size.  These charges have all been accrued in expenses during the third quarter of 2006 and will be largely paid out in cash during the fourth quarter, with the remainder being paid in 2007.  The annualized savings, as a result of the reduction in force, is estimated to be just over $1.0 million annually beginning in 2007.  Management and the Board believe the staff reduction was an important and prudent step in mitigating recent operating losses of its unregulated businesses and thereby preserving current shareholder value.

Coincident with the resignation of our former CEO in August, the Board decided to pause the Company’s growth strategy while it evaluates the strategic direction of the Company.  This evaluation includes an ongoing review of the Company’s unregulated business operations to determine means of improving their profitability and assessing their future potential to improve shareholder value.  The Company expects to complete this analysis by the end of the year.  The Company’s Vice Chairman Nathan Grass continues to oversee day-to-day operations and is spearheading the evaluation process together with the Company’s management team.  As part of this process, the Company will select a new CEO in the near future who will best help the Company achieve its strategic objectives.  As part of its decision to pause its growth strategy, the Company decided it was prudent to discontinue due diligence and acquisition negotiations in August of 2006 with respect to a target engineering firm. This resulted in a write-off of previously capitalized acquisition costs in the amount of approximately $211,000 after taxes.

As part of our annual transmission rate proceedings, MPS negotiated a rate settlement of the costs previously accumulated in connection with the October 4, 2004, petition filed with the MPUC to construct a 138 kV transmission line.  We will collect $762,000 in future transmission rates from our customers out of a total of approximately $843,000 spent.  The $762,000 of recoverable cancelled plant is amortized over 3 years, with the one-time related write-off of $49,000 and the catch up amortization of $115,000 accrued in our third quarter results.  This represents a collection of greater than 90% of the costs incurred to explore the feasibility of this line.  For more detailed information, please refer to Part II, Item 1, “Legal Proceedings.”

The remaining losses of approximately $590,000 were a combination of losses by MTI, our software subsidiary, of $187,000, operating losses at our TMG engineering subsidiaries of $183,000, and other corporate holding company overhead costs of $262,000.  These losses were offset by additional revenue at MPS from billable jobs and from our rate increases which went into effect on July 15, 2006, totaling $353,000, after provision for income taxes.

Revenues at TMG were up nearly 16% from the same quarter last year, which is a result of a 34% increase in revenues at TMGC, offset by declining revenues of 27% from TMGNE.  Similarly, year-to-date revenues at TMG are up 5% in total compared with the prior year-to-date which is comprised of a 23% increase at TMGC offset by decreased revenues at TMGNE of 22%.  While we continue to grow revenues at TMG, and strongly believe in the strong macro-economic trends for our product and service offerings, we also are faced with the challenges of obtaining adequate scale of operations to offset increasing compliance and public company overhead costs.

In addition to the recent reduction in force, we are instituting a freeze of benefit service for our defined benefit pension plan at MPS.  In the transition, participants in this plan will receive supplemental payments to their 401k accounts to help offset their change in benefit levels.  Depending on market performance and other actuarial assumptions inherent in defined benefit plans, the Company anticipates annual savings of approximately $200,000, while also limiting the risk of market fluctuations in the future.

Company Strategy Considerations

In our 2005 Form 10-K and 2006 Form 10-Q filings to date, we explained our growth strategy in considerable length.  With respect to unregulated operations, Management and the Board of Directors are considering our strategic options in the context of how to best retain the value we currently have, and create additional shareholder value.  As stated in our previous filings, our ability to improve the financial performance of the unregulated operations is greatly dependent on several key factors including, but not limited to:

•                  Access to growth capital at a reasonable cost,

•                  Recruitment and retention of key management, operational, and sales talent to spur growth,

•                  Our ability to attract key acquisition targets,

•                  Minimizing overhead and public company compliance costs, and

•                  Improving the execution of plans and meeting forecasted targets.

In light of these significant challenges, Management and the Board have decided to pause our aggressive growth strategy while considering changes to our product and service mix and our overall corporate structure and objectives.  During this pause, Management and the Board are expeditiously reviewing all strategic options.  The strategic option ultimately chosen will determine when and if the acquisition strategy is resumed.

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

Within The Maricor Group, earnings through the third quarter continued to lag expectations for a number of transitional and market reasons.  These reasons include the longer lead times and transition costs in the development of the higher value engineering business lines beyond the mechanical and electrical engineering firms acquired.  However, some of the loss is also attributable to those core mechanical and electrical engineering service lines, primarily at The Maricor Group New England.  The downturn in revenue within this division that prompted the May 31, 2006, impairment test has persisted.  Therefore, Management performed an interim impairment analysis of goodwill of The Maricor Group as of August 31, 2006.

The reporting units were defined as the mechanical and electrical engineering operations acquired as RES, M&R and Eastcan.  Additional service lines added since acquisition were excluded from the analysis.  In calculating the fair value of the reporting units, Management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions, and marketplace data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill.  In analyzing potential impairment, Management has evaluated marketplace data and trends related to businesses operating within the same competitive space and geographies.  Management believes its assumptions associated with its discounted cash flow analysis, as well as comparables, are reflective of the marketplace.

When estimated fair value of reporting unit is less than the carrying value, goodwill may be overstated on the balance sheet, and an impairment charge would be recorded against net earnings.  The August 31, 2006, impairment analysis indicated an impairment of $2.55 million, related to the RES reporting unit, subject to third quarter results.  Third quarter results and a current review of anticipated cash flows, as well as other factors described above, support the Company recognizing the impairment in the third quarter.  This impairment is recorded in the Statement of Consolidated Operations as “Goodwill Impairment Loss.”

Overall Results of Operations—Consolidated

Net (Loss) Income and (Loss) Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(373)	$(275)	$844	$1,115
Unregulated Engineering Services	(1,862)	(285)	(2,217)	(470)
Unregulated Software Technology	(187)	(76)	(449)	(168)
Other*	(3,052)	(1,119)	(2,730)	(1,484)
Eliminations	2,364	835	1,664	570
Income from Dis continued Operations	—	—	1	5

Net Loss	$(3,110)	$(920)	$(2,887)	$(432)

Basic Loss Per Share	$(1.90)	$(0.56)	$(1.76)	$(0.26)

*   The “Other” line includes Mecel, corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and equity in earnings of subsidiaries and associated companies.

Explanation of the operating results by segment is presented below.

Interest Expense

Interest expense for the three months ended September 30, 2006, totaled $447,000, up from $322,000 for the same period of 2005.  For the nine months ended September 30, 2006 and 2005, interest expense was $1.2 million and $904,000, respectively.   Overall, long-term debt has decreased from $35.16 million at December 31, 2005, to $33.82 million at September 30, 2006, while short-term notes payable have increased $1.64 million from $10.4 million at December 31, 2005, to $12.04 million at September 30, 2006.  The long-term debt is primarily composed of fixed-rate, lower interest debt, while the notes payable is financed at variable rates that have trended upward during 2006.

Income Tax Provision (Benefit)

The regulated income tax benefit was $148,000 for the three months ended September 30, 2006, compared to an income tax benefit of $69,000 in the same quarter of 2005, due to an increase in the net loss for the period.  The regulated tax provision for the nine months ended September 30, 2006, was $645,000, compared to $711,000 for the nine months ended September 30, 2005, due to the decrease in net income.  The “Regulated Operations” section below details the changes in revenue and expense that resulted in lower pre-tax income for the period.

Unregulated operations resulted in an income tax benefit from operating activities of $1.83 million and $423,000, respectively, for the three months ended September 30, 2006 and 2005.  For the nine months ended September 30, 2006 and 2005, the income tax benefit from unregulated operations was $2.55 million and $956,000, respectively.  The largest increase in income tax benefit was from the deferred income tax impact of the goodwill impairment loss.  Higher net losses from unregulated operations during 2006 also resulted in greater income tax benefits than were recognized for the same period of 2005.  These changes in net loss are detailed below.

Taxes Other Than Income

Taxes other than income include payroll and property taxes.  These taxes have increased approximately $43,000 from $428,000 in the third quarter of 2005, to $471,000 in the third quarter of 2006.  Taxes other than income also increased from $1.36 million in 2005 to $1.47 million in 2006 for the nine months ended September 30.  Payroll taxes have remained flat during these periods, while property tax expense, primarily at MPS, has increased from $257,000 in the third quarter of 2005 to $301,000 in the third quarter of 2006.  Similarly, property tax expense for the nine months ended September 30, 2006, was $945,000, an increase of approximately $96,000 from the $849,000 of property tax expense in 2005.

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
Net (Loss) Income — Regulated Electric Utility	$(373)	$(275)	$844	$1,115
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.23)	$(0.17)	$0.52	$0.68

Regulated Operating Revenue

Consolidated Revenues and Megawatt Hours (“MWH”) for the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
(In thousands of dollars)	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,544	42,857	$3,365	42,473	$10,794	134,700	$10,690	135,594
Large Commercial	1,103	41,387	1,147	42,109	3,746	128,107	3,847	129,226
Medium Commercial	1,125	27,675	1,121	27,845	3,965	78,890	3,960	80,516
Small Commercial	1,336	20,841	1,304	21,055	4,951	67,780	4,975	69,305
Other Retail	223	841	207	850	635	2,533	622	2,544
Total Regulated Retail Revenue	7,331	133,601	7,144	134,332	24,091	412,010	24,094	417,185
Other Revenue	702		301		1,407		739
Total Regulated Revenue	$8,033		$7,445		$25,498		$24,833

Total revenue in the third quarter of 2006 increased approximately $588,000 or 7.9% from the third quarter of 2005.  Of this increase, $401,000 was in other revenue, which increased primarily due to the work performed on the Evergreen Windfarm projects in Mars Hill, Maine.

Residential customer revenue increased $179,000, due primarily to the increase in rates effective July 15, 2006.  Refer to Part II, Item 1, “Legal Proceedings” for more information on the rate increase.  Residential customer volume is also up slightly from prior year, increasing approximately 0.9% for the quarter.  Year-to-date, residential customer revenue increased $104,000 from $10.69 million for the nine months ended September 30, 2005, to $10.79 million for the same period of 2006.  Volume for the nine months ended September 30, 2006, decreased 894 MWH or 0.7% from the prior year, primarily due to lower volume in the second quarter of 2006.

Large commercial customer revenue has decreased slightly for the quarter and year-to-date ended September 30, 2006, down $44,000 and $101,000, respectively, from the corresponding periods of 2005.  The majority of this decrease is the loss of one large commercial customer, reducing revenue by $24,000 for the quarter and $75,000 year-to-date.

Revenue from medium commercial customers did not change significantly from the three and nine-month periods ended September 30, 2005, to the same periods of 2006.  Medium commercial volume decreased approximately 170 MWH or 0.6% for the quarter ended September 30, 2006, compared to 2005, while revenue dollars increased slightly, up $4,000 for the same period, due to the increase in rates effective July 15, 2006.  Revenue for the nine months ended September 30, 2006, increased $5,000 from the same period of the prior year, also resulting from the increase in rates in the third quarter.  The year-to-date volume for medium commercial customers is also down, a reduction of approximately 1,626 MWH or 2.0% from the nine months ended September 30, 2005, to the nine months ended September 30, 2006.

Small commercial revenue increased $32,000 from the third quarter 2005 to 2006, but experienced a 1% or 214 MWH decrease in volume, offset by the July 15, 2006, rate increase.  Year-to-date, small commercial customers have contributed $24,000 less revenue than the same period of 2005.  Volume year-to-date 2006 is down 1,525 MWH or 2.2%.

Other retail revenue remains consistent with prior year, with no material changes in volume or revenue dollars for those services.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the three and nine months ended September 30, 2006 and 2005, regulated operation and maintenance expenses and stranded costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2006	2005	2006	2005
Regulated Operation and Maintenance
Transmission and Distribution	$1,058	$957	$3,008	$2,598
Customer Service	386	430	983	929
Administrative and General	2,612	2,295	7,306	7,259
Total Regulated Operation and Maintenance	$4,056	$3,682	$11,297	$10,786

Stranded Costs
Wheelabrator-Sherman	$1,930	$1,656	$5,798	$5,020
Maine Yankee	788	804	2,195	2,411
Seabrook	384	384	1,153	1,153
Amortization of Wheelabrator-Sherman Restructuring Payment	363	363	1,088	1,088
Deferred Fuel	(735)	(586)	(2,266)	(1,830)
Cancelled Plant	191	—	191	—
Special Discounts	70	70	210	210
Total Stranded Costs	$2,991	$2,691	$8,369	$8,052

Transmission and distribution expenses increased $101,000 from the third quarter of 2005 to the third quarter of 2006.  Transmission overhead line maintenance expense increased $120,000 for the period, due primarily to increased costs for tree trimming.  Year-to-date, the total increase of $410,000 is due to $169,000 of additional expense under the PCB mitigation project compared to 2005, and $153,000 of increased transmission and distribution overhead line maintenance expenses, including the third quarter 2006 tree trimming expenses.

Customer service expenses in the third quarter of 2006 are down $44,000 from the same period in 2005.  Of this change, $41,000 is due to reduced expense for uncollectible accounts year-over-year.  Year-to-date, customer service expense is slightly higher than

2005, up $54,000.  Approximately $38,000 of this increase is due to additional labor for customer records, while the remaining increase is due to additional postage costs.

Administrative and general expenses increased $317,000 from the third quarter of 2005 to the third quarter of 2006.  Separation agreements as a result of the reduction in force in September and other severance accruals totaled $344,000.  This increase was partly offset by a decrease in the support fees charged to MPS associated with the Oracle system, due to the allocation of Oracle costs agreed to within Docket 2006-024.  The remainder of these fees are allocated to the unregulated businesses, and charged within the “Other” segment in Note 3 of the Consolidated Financial Statements.

Year-to-date, administrative and general expenses are flat, increasing approximately $47,000 from 2005 to 2006.  The largest increases year-to-date include the separation and severance agreements in the third quarter of $344,000, increased transportation expenses of $164,000 and increased employee benefits expense, primarily workers compensation insurance of $116,000.  These increases were offset by a decrease in consulting expenses of $614,000, primarily due to a decrease in external Sarbanes-Oxley compliance costs.

Stranded cost expense for the three months ended September 30, 2006, increased $300,000 from 2005, while stranded cost expense for the nine months ended September 30, 2006, increased $317,000 compared to the same period of 2005.  The largest increase in stranded cost expense is $191,000 of amortization of cancelled transmission plant.  Refer to Part II, Item 1, “Legal Proceedings,” for more information on this cancelled plant.

Unregulated Engineering Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Loss — Unregulated Engineering Services	$(1,862)	$(285)	$(2,217)	$(470)
Basic Loss Per Share from Unregulated Engineering Services	$(1.14)	$(0.17)	$(1.35)	$(0.29)

Unregulated Engineering Services—Operating Revenue

Unregulated engineering services revenues for the three and nine months ended September 30, 2006, and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2006	2005	2006	2005
The Maricor Group New England	$356	$444	$1,251	$1,613
The Maricor Group, Canada Ltd	1,109	823	2,987	2,423
Total Unregulated Engineering Operating Revenue	$1,465	$1,267	$4,238	$4,036

Unregulated engineering sales in Canada continued to exceed prior year.  For the quarter, revenue increased approximately $286,000 or 34%.  Revenue for the nine months ended September 30 is also up $564,000 or 23%.  TMGC has increased revenue both through growth within Atlantic Canada and also increased sales in other areas of Canada.  TMGC has also benefited from the stronger Canadian dollar against the US dollar during this time.  Finally, revenue growth in the third quarter is also partly attributable to the acquisition of Pace Engineering Limited (“Pace”) in May 2006.

Revenue from The Maricor Group New England is down approximately $122,000 or 27% for the quarter, compared to prior year.  Year-to-date, revenue is down $362,000 or 22%.  Revenue continues to not only lag behind prior year, but also lags Management’s expectations, due to lack of traction in higher value service offerings and limited business development staff resources.  Due to the decreasing revenue, Management performed an interim goodwill impairment test for TMG as of August 31, 2006.  The decrease in revenue and historical operating losses of this segment resulted in a goodwill impairment loss in the third quarter of 2006 of $2.55 million.

Unregulated Engineering Services Operating Expenses

Unregulated engineering services operating and maintenance expenses for the three and nine months ended September 30, 2006, and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2006	2005	2006	2005
Cost of Sales	$1,464	$1,264	$4,105	$3,758
Other Operating Expenses	451	442	965	719
Goodwill Impairment Loss	2,546	—	2,546	—
Depreciation	3	5	11	14
Amortization	28	17	81	101
Taxes Other than Income	14	(5)	49	34
Income Taxes	(1,248)	(227)	(1,487)	(355)
Total Unregulated Operating Expenses	$3,258	$1,496	$6,270	$4,271

Cost of sales increased approximately $200,000 or 15.8% in the third quarter of 2006, compared to 2005, in line with the 15.6% increase in sales revenue.  Cost of sales exceeded revenue at TMGNE, with $488,000 of direct expenses in the third quarter of 2006, compared to $356,000 of revenue.  Year-to-date, cost of sales at TMGNE is $1.32 million, compared to $1.25 million in revenue.  As sales continued to decrease during the third quarter, TMGNE became unable to cover the overhead costs of their operations with the amount of revenue generated.  Steps have been taken in restructuring the office to mitigate these losses going forward, including the closure of the Hudson, Massachusetts office and participation in the corporate reduction in force.

Other operating expenses in the third quarter of 2006 are comparable to 2005.  Excluding the impact of the accrual of the remainder of the Hudson lease of approximately $174,000, other expenses are down $165,000 from 2005.  Consulting expenses are the majority of this decrease, down approximately $113,000 due to termination of some consulting arrangements and renegotiation of others.  Year-to-date, other operating expenses are up approximately $174,000.  Approximately $78,000 of this increase is associated with separation accruals from the reduction in force.  Of the remaining increase, approximately $30,000 was associated with recruitment fees in the third quarter of 2006.  These increases were offset during the quarter by reduced bad debt expense.

TMG also incurred a goodwill impairment loss of $2.55 million, due to the performance of the RES reporting unit.  Refer to Note1 of the Consolidated Financial Statements for more information.

Unregulated Software Technology

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2006	2005	2006	2005
Net Loss — Unregulated Software Technology	$(187)	$(76)	$(449)	$(168)
Loss Per Share from Unregulated Software Technology	$(0.11)	$(0.05)	$(0.27)	$(0.10)

During the third quarter of 2006, MTI incurred a net loss of $187,000, or $111,000 higher than the $76,000 net loss incurred in the same period of 2005.  The results for the nine months ended September 30, 2006, compared to 2005 are similar, with a $281,000 greater loss incurred in 2006.  Throughout 2005, software development costs were capitalized, reducing expense.  By March 31, 2006, the majority of software development had been completed.  Since that time, MTI has focused primarily on development of its sales options, including direct sales and support, licensing, distribution agreements, and potential sale of the iPlan™ and Building Blocks™ assets.  These costs are expensed as incurred.

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

Leases

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, “Accounting for Leases”.  The following summarizes payments for leases for a period in excess of one year:

	Nine Months Ended
	September 30,
(In thousands of dollars)	2006	2005
Office Equipment	$15	$40
Building	140	151
Vehicles	17	12
Rights of Way	1	1
Field Equipment	21	20
Total	$194	$224

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments by Year For All Items

Minimum Lease
Years	Payments
(In thousands of
dollars)
2006	$269
2007	$199
2008	$225
2009	$185
2010	$71

As a result of restructuring at TMGNE, further described in Management’s Discussion and Analysis, the remaining $174,000 of lease payments for the TMGNE office space in Hudson were accrued.  Cash payments for this lease will be made between October 2006 and May 2009.

MPS also entered into a capital lease for computer equipment during the third quarter of 2006.   The total obligation under this capital lease was $62,000, $57,000 of which remained at September 30, 2006.  Future minimum lease payments under the term of this lease are as follows:

Minimum Lease
Years	Payments
(In thousands of dollars)
2006	$9
2007	$20
2008	$22
2009	$6

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. Hosting fees are $575,000 per year for years 2006-2013, plus an indexed inflation factor.

Liquidity and Capital Resources

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company, and a Maricor Properties term loan with Royal Bank of Canada. As of September 30, 2006, MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company.   Bank of America and Katahdin Trust Company have granted waivers from compliance with the interest coverage ratio requirements for the third quarter. Also, based on the year-to-date net loss and projected fourth quarter results, Management anticipates the Company will not meet its interest coverage ratio for the fourth quarter of 2006, and is currently negotiating covenant terms with these banks.

Beginning in January 2007, MAM will be required to make payments on its $1.7 million term note with Bank of America.  If unregulated operating cash flows are not sufficient to repay this debt or other existing debt as it comes due, the Company has access to its regular dividends as well as the stranded cost freed-up cash flows of the regulated utility, a portion of which may be used for debt repayment within the dividend limits defined by the MPUC when the holding company was established.

The Company’s cash and cash equivalents as of September 30, 2006, were $485,000, down from $587,000 at December 31, 2005.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow from operating activities for the first nine months of 2006 was $1.99 million, compared to $2.94 million in the first nine months of 2005.  The largest additions to the 2006 net loss were the add-backs of the goodwill impairment loss of $2.55 million, and depreciation expense of $2.29 million.  The depreciation expense add-back for 2005 was $2.1 million.  The deferral of regulated and debt issuance costs was the largest decrease in operating cash flow, reducing the $2.79 million net loss by $3.69 million in the 2006 statement.  The deferral for 2005 reduced operating cash flow by approximately $2.68 million.

Cash flow provided by financing for the first nine months of 2006 was $1.84 million from short-term borrowings.  This source of cash was partly offset by repayments of long-term debt totaling $1.43 million in the first nine months of 2006.  Cash flow provided by financing activities for the first nine months of 2005 totaled $420,000, due to $2.89 million in additional short-term borrowings, partly offset by $1.23 million paid in dividends during 2005 and $1.24 million in repayments of long-term debt.

Cash flow used for investing activities decreased cash by approximately $2.69 million in the first nine months of 2006.  The largest use of cash for investing in 2006 were fixed asset acquisitions of $3.35 million, primarily investments in MPS transmission and distribution assets, with another $244,000 used for settlement of the stock contingencies associated with acquisitions of engineering firms in 2003 and 2004.  The largest sources of cash from investing activities were the Maine Yankee stock redemptions of $600,000, and the sale of stock by Maricor Properties for $429,000.  For the first nine months of 2005, cash flow used for investing activity totaled $3.88 million.  The Company’s wholly-owned software technology subsidiary, Maricor Technologies, Inc. acquired lifecycle asset management software for $1.2 million, $50,000 of which was cash.  The Company also invested $4.17 million in other fixed assets within other segments, primarily the regulated electric utility.

In the long term, Management expects MAM’s cash flow to improve, as MPS begins in 2007 to recover deferred fuel and other stranded costs which it currently defers.  The current cash expenditures for deferred fuel and Maine Yankee exceed the recovery of these stranded costs.  When the Wheelabrator-Sherman contract expires in December 2006, this position will reverse, and recovery of stranded costs will exceed the cash outflows.  In accordance with the dividend rules put in place when the holding company was created, a portion of the allowed MPS dividend may be used by MAM for repayment of its debt.

Due to negative cash flows from stranded cost deferrals for MPS and start-up cash requirements for TMG and its other unregulated subsidiaries, Management is working to ensure the Company has adequate credit capacity for the remainder of 2006 to cover sinking fund payments, construction activities and other financial obligations. To ensure adequate cash flows, Management has structured additional short-term borrowings, and may consider selling certain assets.

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

On August 4, 2006, Maricor Properties also borrowed $4.05 million CDN from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building.  The proceeds were used to repay the Standard Life mortgage.  The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term.  The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%.  As of the date of borrowing, the interest rate was 5.695%.  This loan is secured by the J. Angus MacDonald building, and is guaranteed by Ashford Investments Inc. and Maricor Properties.

The Company has the ability to raise capital through the issuance of common and preferred stock.  The Company is authorized by its Articles of Incorporation to issue up to 5 million shares of common stock and 500,000 shares of preferred stock.  MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

The Maricor Group incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was trading below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $16.75 per share at September 30, 2006, the total exposure is approximately $547,000.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of September 30, 2006, MPS is in compliance with all of these conditions.

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

(a)            The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of September 30, 2006, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $4.12 million, respectively. The fixed rates on the 1996 and 2000 Series debt issues are higher than the previous floating rates and continue to be as of the date of this filing. The fixed rate on the 1998 Notes is less than the previous floating rate.  The estimated net carrying value of these cash flow hedges at September 30, 2006, is $(1.5) million and is recorded on the Balance Sheet as “Carrying Value of Interest Rate Hedge.”   The Company still retains interest rate risk on its variable rate lines of credit and on its $2.2 million term note.

Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. For the third quarter of 2006, the fixed interest rates resulted in interest payments of $29,000 more than the payments that would have been required under the variable rates, and $116,000 more for the first nine months of 2006.  However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers in the long-term from what it believes to be upward variable interest rate pressures.

(b)           The Company’s 50% owned unregulated real estate development and investment subsidiary, Maricor Properties Ltd, and its subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates; shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

(c)            Transactions with Me&NB; The Maricor Group, Canada Ltd; and Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at period-end exchange rates.  Historically, the exchange rates between the Canadian dollar and US dollar have been relatively stable.  The general trend throughout 2005 and year-to-date in 2006 has the Canadian dollar strengthening against the US dollar.  This has resulted in increased carrying value of the assets and liabilities of the Company’s Canadian subsidiaries.  The Company does not currently have hedging arrangements to protect it from changes in these exchange rates.

(d)           The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was trading below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  Settlement of these obligations does not impact net income or the original purchase price.  The settlement is recorded as a reduction of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $16.75 per share at September 30, 2006, the total exposure is approximately $547,000.  A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000.  These obligations are expected to be settled in 2007.

Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets.  Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 15, 2009, subject to some other conditions.  To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock.

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

 Item 4. Controls and Procedures

a)              Evaluation of Disclosure Controls and Procedures

The Company’s Management, including the Company’s Interim Chief Executive Officer, and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries.  Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.  Management evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

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

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million  effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below.  The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004.  The impact of this adjustment of approximately $128,000 was recognized in the second quarter of 2006.  MPS also agreed to certain service quality index standards as part of this stipulation.

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

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS is proposing that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006. Discovery on the case is currently underway. MPS does not anticipate any significant issues in this case.

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

A settlement between the parties to the 2006 OATT was reached on September 14, 2006. The Company’s FERC attorneys have circulated the draft stipulation to all of the interested parties. The significant elements of the settlement included an ROE 0f 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case.

The Company expects the FERC will approve the settlement later this year.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula.  The approximate net impact of these corrections, once implemented, will be to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $288,000.  The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006.  This adjustment flowed through the MPS OATT effective June 1, 2006, and is being passed through retail rates beginning on July 15, 2006.

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

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine.  The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line.  The Commission’s Order denying the certificate, which was issued on October 21, 2005, described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain reliability risks identified by MPS.  The Company filed for reconsideration of the Order on November 8, 2005, based on the possibility that Aroostook Wind Energy Company, LLC (“AWE”) might elect to utilize the CPCN requested by MPS in this Docket in order to have MPS construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system.  On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities.  MPS expects the MPUC to respond to the status report in the near future.  Additionally, on November 23, 2005, the Commission granted an MPS request for suspension of certain of the specific requirements of the October 21, 2005, Order pending Commission consideration of certain proposed market rule changes which NMISA presented to the Commission on March 1, 2006.  Through September 30, 2006, approximately $844,000 was spent on this transmission project.

As noted above, as a result of the proposed settlement of its 2006 Open Access Transmission Tariff Formula Rate Filing.  MPS expects to recover approximately 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years.

Item 1A.  Risk Factors

The Company incorporates by reference.the Risk Factors identified in Item 1A. of MAM’s 2005 Form 10-K and subsequent Forms 10-Q  The following risk factors include new risk factors which we have identified during the quarter, as well as risk factors that have changed materially since year-end.

Strategic Risk

Management and the Board are currently assessing the strategic options available to the Company in this time of transition.  During this period, the Company faces risks associated with its corporate strategy, including potential loss of acquisition targets should the Company restart the growth strategy, equity risk associated with changing shareholder base dependent on strategy chosen and the risks inherent in any change in strategy from redistribution of resources and the time required to catch traction should a new strategy be selected.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $21.76 million as of September 30, 2006, exceed its current assets of $11.29 million by $10.47 million.  This exposes MAM to the risk of being unable to fulfill its obligations in 2006 and 2007. However, of these current liabilities, $7.4 million represent short-term borrowings of MPS associated primarily with its stranded cost recovery (see below); another $3.64 million represents short-term borrowings of MAM, while the remaining balance is the $1 million line of credit for TMG. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of additional sources of financing and options to reduce or defer costs.

In the long term, Management expects MAM’s cash flow to improve, as MPS begins in 2007 to recover deferred fuel and other stranded costs which it currently defers. The current cash expenditures for deferred fuel and Maine Yankee exceed the recovery of these stranded costs. When the Wheelabrator-Sherman contract expires in December 2006, this position will reverse, and recovery of stranded costs will exceed the cash outflows.  In accordance with the dividend rules put in place when the holding company was created, a portion of the allowed MPS dividend may be used by MAM for repayment of its debt.

Lack of Profitable Operations from Unregulated Business

The unregulated engineering services and software technology segments have not been profitable to date.  The Company acquired these segments starting in 2003,  Please read the in-depth analysis in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and in MAM’s 2005 Form 10-K.  As noted there, Management can give no assurances that these ventures will be successful.  Further, failure to become profitable may result in a requirement that the Company further reduce the amount of goodwill associated with these acquisitions.

Resignation of CEO; Other Employee Transition Risk

MAM’s former Chief Executive Officer resigned in August 2006.  The Company faces risks of instability and uncertainty during the current transition period until the Board settles on a direction for the Company and selects a new CEO.  Additional risk resulted from the reduction in force in September 2006, as the Company reallocates work and responsibilities, including those of the CEO, among existing employees and board members.  Management has mitigated these risks through transition planning, and documentation of separation rights and other resources.

Equity Price Risk

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to relinquish it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  Settlement of these obligations does not impact net income or the original purchase price.  The Company records such settlements as reductions of the additional paid-in capital, effectively reducing the recorded value of the stock issued during the transaction.

There are currently 27,723 shares outstanding pursuant to this kind of agreement.  At a market price of $16.75 per share at September 30, 2006, the total exposure is approximately $547,000.  A $1 change in the share price up to the specified prices in the purchase and sale agreements will increase or decrease this estimated obligation by approximately $28,000.  The Company expects to settle these obligations in 2007.

Debt Covenants

MAM and certain of its subsidiaries have obtained financing with financial and other covenants, such as debt service coverage ratios. In a default, the lender can require immediate repayment of the debt.  This could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions within the debt agreements.  MAM obtained a waiver from Bank of America for third quarter compliance with the debt covenants for the line of credit.

Attraction and Retention of Qualified Employees

MAM primarily operates in service sectors, and depends heavily on attracting and retaining qualified employees, including engineers and electricians.  MAM maintains competitive wage and benefits packages for its employees to aid in attracting and retaining staff.

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

3(a)	Articles of Incorporation (Exhibit 3(a) to 2004 MAM Form 10-K).

3(b)	By-laws of the Company (Exhibit 3(b) to 2004 MAM Form 10-K).

*10(a)	Resignation and Severance Agreement between Maine & Maritimes Corporation and J. Nicholas Bayne

*10(b)	Separation Agreement between Maine & Maritimes Corporation and Kurt Tornquist

*10(c)	Retention Bonus Agreement between Maine & Maritimes Corporation and Michael Williams.

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION

(Registrant)

Date:  November 13, 2006

/s/ Randi J. Arthurs
Randi J. Arthurs
Vice President & Controller