Form 10-K
period 2006-12-31
MAINE & MARITIMES CORP
filed 2007-03-16
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Indicate by check mark if a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐.   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐.   No ☒.

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

Aggregate market value of the voting stock held by non-affiliates at June 30, 2006: $25,254,138.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 16, 2007.

Common Stock, $7.00 par value—1,650,849 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2006, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2006

For Glossary of Terms, see Page iv

Glossary of Terms

ABO	Accumulated Benefit Obligation
AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
BHE	Bangor Hydro-Electric Company
CES	Competitive Energy Supplier
CMMS	Computerized Maintenance Management System
CMP	Central Maine Power Company
Cornwallis	Cornwallis Court Developments Ltd
CPCN	Certificate of Public Convenience and Necessity
DOE	Department of Energy
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EMF	Electro-magnetic Fields
EPS	Earnings per Share
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Gould	Gould Electric Company
IBEW	International Brotherhood of Electrical Workers
ISFSI	Independent Spent Fuel Storage Installation
kV	Kilovolt
LEED™	Leadership in Energy and Environmental Design
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
MY	Maine Yankee
NB Power	New Brunswick Power
NMISA	Northern Maine Independent System Administrator
NOI	Notice of Inquiry
NPPBC	Net Periodic Postretirement Benefit Cost
NPPC	Net Periodic Pension Cost
NRC	Nuclear Regulatory Commission
NRI	Northeast Reliability Interconnect
Pace	Pace Engineering Limited
PBO	Projected Benefit Obligation
OATT	Open Access Transmission Tariff
PCB	Poly Chlorinated Bi-phenol

PPA	Power Purchase Agreement
PUHCA	Public Utility Holding Company Act
RES	RES Engineering, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
VEBA	Voluntary Employee Benefit Association
VERP	Voluntary Employee Retirement Program
WPS	WPS Resources Corporation
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

v

PART I

Item 1.                        Business

General

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company (“MPS”) common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol “MAM”. MAM is the parent holding company for the following wholly-owned subsidiaries:

1.                 Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.                 Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.                 The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), both of which are classified as discontinued operations;

4.                 Maricor Technologies, Inc. (“MTI”), a wholly-owned United States subsidiary classified as discontinued operations.

MAM is also a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries Cornwallis Court Developments, Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”). MAM retained 100% of the economic rights and obligations of Mecel when it sold 50% of Maricor Properties; Mecel remains consolidated in these financial statements, while the other components are reported under the equity method. Maricor Properties is also a 50% owner of Maricor Ashford, a joint venture with Ashford Investments.

Maine & Maritimes Corporation and Subsidiaries

*                    Maine & New Brunswick Electrical Power Company, Ltd and Energy Atlantic, LLC are inactive companies.

General Descriptions of the Parent Company and its Subsidiaries:

•       Maine & Maritimes Corporation is a holding company incorporated in the state of Maine, and is the ultimate parent company for all business segments. MAM maintains investments in a regulated electric transmission and distribution utility operating within the state of Maine, United States of America and real estate investment and development companies in Canada, classified for financial reporting purposes as continuing operations. MAM also has investments in mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management and energy efficiency companies within the United States and Canada, and a facilities asset lifecycle management and sustainability software development company in the United States. As of December 31, 2006, these operations were reclassified for financial reporting purposes to assets held for sale. MAM is headquartered in Presque Isle, Maine.

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

             MPS was originally incorporated in the United States as the Gould Electric Company (“Gould”) in April 1917, by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine & New Brunswick Electrical Power Company, Ltd,  a Canadian company. Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS. Me&NB was primarily a hydro-electric generating company. It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc. (“WPS-PDI”), a subsidiary of WPS Resources Corporation (“WPS”), now known as Integrys.

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

             MPS’s research and analyses indicate that its service area’s economy, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS’s service area. The growing of broccoli has added diversity to the region’s agricultural economic base. Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasing role in the area’s economy. The medical industry also represents a positive and growing economic force within the region, serving as a leading employer and job creation sector. Additionally, a 42 megawatt windfarm was commissioned during 2006 in Mars Hill, Maine, representing the possibility for increased renewable energy resources in the service area. However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses based on the most recent census data and projections, particularly among the service area’s youth and young adults. Attracting new businesses and jobs to northern Maine in an effort to reverse out-migration trends appears to be a continuing challenge to the area’s leaders and businesses, including MPS.

             As a result of its service area’s economic challenges, MPS has taken a lead role in forming a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission. Managed by a private-sector investors’ council, MPS and its staff are serving as private sector leaders in helping to execute a rational and results-oriented economic development program. The efforts of Aroostook Partnership for Progress are intended to increase the area’s emphasis on economic development through improved focus and funding for economic development.

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

•       The Maricor Group is a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED™”). TMG operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia. MAM is in the process of divesting its TMG operations, as part of an overall shift in strategy described more fully in Item 7, “Management’s Discussion and Analysis.”

•       The Maricor Group New England is the New England subsidiary of The Maricor Group offering its parent company’s defined services primarily within New England, particularly the Commonwealth of Massachusetts with an office in Boston, Massachusetts. TMGNE, formerly RES Engineering, Inc., was acquired by TMG on June 15, 2004.

•       The Maricor Group, Canada Ltd is the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, it maintains offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia. TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consulting Engineers (“Eastcan”), on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers (“M&R”). On May 12, 2006, TMGC acquired the assets of Pace Electrical Engineering (“Pace”), an electrical engineering firm based in Moncton. All of these companies are now operating divisions of TMGC.

•       Maricor Properties Ltd, 50% owned by MAM, is a Canadian real estate development, redevelopment and investment company. It seeks to develop or invest in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts. It utilizes the services of TMG in its development and redevelopment projects. Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada. On June 30, 2006, Maricor Properties issued stock to Ashford Investments, Inc. (“Ashford”), resulting in 50% ownership for both MAM and Ashford. Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM. Ashford Investments is an Atlantic Canadian real estate development, investment and management firm which provides management services to Maricor Properties and its subsidiaries. As part of the corporate strategy, MAM will seek to divest its 50% share of Maricor Properties.

•       Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd. It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC. Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the expectation that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date. As of December 31, 2006, Mecel remained solely owned by MAM.

•       Cornwallis Court Developments Ltd is a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005. Cornwallis currently owns and operates the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

•       Maricor Properties is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Since August 2006, this joint venture has been inactive.

•       Maricor Technologies, Inc., formed on February 14, 2005, develops information technology and software products for sustainable governance of facilities, infrastructure and buildings. On February 14, 2005, it purchased, through a three-way transaction, the “Strategic Asset Management” software technology assets of Delinea Corporation of Dallas, Texas, which were formerly owned by HCI Systems Assets Management, LLC. The Maricor Group, which owns a channel market license for certain Atlantic Canadian and New England markets and vertical sectors, utilizes the software in the delivery of its sustainable asset management services. MAM is in the process of divesting its MTI operations as part of an overall change in strategy described in Item 7, “Management’s Discussion and Analysis.”  MTI markets its products throughout North America and is headquartered in Presque Isle, Maine, with an office in Portland, Maine.

             Maricor Technologies’ software products include “iPlan™” and “Building Blocks™.”   iPlan™ is a web-based strategic planning tool used to quantify and prioritize capital investments required to maintain and preserve facilities and infrastructure assets. It automates the process of defining an organization’s capital needs, and assists in the identification of capital projects, quantifying replacement and renovation costs, and assigning priorities based on various lifecycle, safety, and return-on-investment measures. “Building Blocks™” is a proactive computerized maintenance management system (“CMMS”) software solution for managing both the total lifecycle of assets and the daily operation of facilities.

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

Employees

At the end of 2006, the Company and its subsidiaries had the following employees:

	Employees
	2006	2005
Maine & Maritimes Corporation	—	5
Maine Public Service Company	135	140
The Maricor Group	77	68
Maricor Technologies, Inc.	6	6
Total	218	219

The Company’s consolidated payroll costs were $13.0 million for 2006 and $12.1 million for 2005. The increase was due to the addition of the former Pace employees at TMGC, a full year of MTI in 2006 versus ten months in 2005, and normal salary increases. With the resignation of the former CEO, there were no employees remaining at MAM at December 31, 2006; the Vice Presidents of MAM were transferred to the subsidiary for which they primarily work. All employees charge their labor dollars and associated overheads directly to the company or companies that benefit directly from the task they are performing.

Approximately 37% of MPS’s labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. This agreement was amended October 25, 2006, to reflect the freeze on future salary and service accruals in the Company’s Pension Plan. The Company is very pleased with the cooperative relationship between our union membership and Management.

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

Maricor Properties is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with FIN 46(R), and determined that MAM is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.

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

Financial Information about Segments

See Note 4 to the attached financial statements

Competitive Conditions

See Item 1a. below.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 1a.                 Risk Factors

As with all companies, MAM is exposed to certain risk factors as a result of its operations. MAM has identified the following key risk factors for the Company as a whole and also specific to the regulated and unregulated industries in which MAM and its subsidiaries operate.

Overall Risks

The following risks pertain to MAM as a whole, regardless of the industry in which a particular subsidiary is operating.

Strategic Risk

Management and the Board have revised the strategic direction of the Company, refocusing on growth of the core utility, and as described more fully in Item 7, “Management’s Discussion and Analysis.”  This corporate strategy includes many risks, including equity risk associated with changing shareholder base dependent on strategy chosen, the risk of not being able to identify sufficient growth opportunities within the utility industry and the risks inherent in any change in strategy from redistribution of resources and the time required to catch traction. In addition, changes in legislation and regulation could impact the success of the strategy as outlined below.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $24.71 million as of December 31, 2006, exceed its current assets of $13.53 million by $11.18 million, exposing MAM to the risk of being unable to fulfill its obligations in 2007. However, of these current liabilities, $12.97 million represents short-term borrowings, including the lines of credit with Bank of America and Katahdin Trust Company. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of options to reduce or defer costs.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel costs currently deferred by MPS. Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs. With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs will exceed the cash outflows. These stranded cost free cash flows can be used, in part, to help fulfill these obligations.

Resignation of CEO

MAM’s former Chief Executive Officer resigned in August 2006. The Company faces risks of instability and uncertainty during the current transition period until the Board selects a new CEO. The Company has mitigated these risks by reallocating the CEO’s work and responsibilities to certain interim officers.

Interest Rate and Debt Covenant Risk

MAM, TMG and MPS have financial and other covenants on their financing arrangements. In the event of a default, the lenders could require immediate repayment of the debt. This could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.

As of December 31, 2006, MAM and TMG did not meet the interest coverage ratios required by these debt covenants. Both Bank of America and Katahdin Trust Company provided waivers for compliance with the debt covenants for the fourth quarter of 2006.

MAM and TMG experienced increases in their interest rates on the $4.0 million line of credit with Bank of America, and the $1.0 million line of credit with Katahdin Trust Company, as a result of failing to comply with the interest coverage ratio required by the debt covenants on these lines in 2006. Management is mitigating the risk of future increases through the re-negotiation of the debt covenants to consider the anticipated divestitures of TMG and MTI.

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

Equity Price Risk

The Maricor Group incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock is below a specified price when the seller wishes to dispose of it, TMGC has agreed to pay the difference. There were 27,723 shares outstanding pursuant to this kind of agreement as of December 31, 2006. At a market price of $15.18 per share on that date, the total exposure was approximately $606,000. A $1 decrease in MAM’s stock price would increase this obligation by approximately $28,000. A $1 increase in MAM’s stock price would decrease this obligation by approximately $28,000.

Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration for that acquisition was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 9, 2009, subject to certain adjustments. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock.

Legislation and Regulation

Changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively. Such changes could include changes in tax rates, changes in environmental or workplace laws or changes in regulation of cross-border transactions.

General Economic Conditions

MAM, like all other entities, is exposed to a certain amount of risk as a result of the general economic conditions under which it operates. Such risks include the overall economy of the geographic region in which the entity operates and risk of inflation.

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

Regulated Utility

The following are risks unique to the regulated utility. These risks will continue in the foreseeable future, and, in some cases, be more significant risks than experienced in the past, due to the strategic focus on the regulated entity.

Legislation and Regulation

MPS is a regulated utility, operating its distribution activity under the jurisdiction of the Maine Public Utilities Commission and transmission activity under the jurisdiction of the Federal Energy Regulatory Commission. The MPUC and FERC regulate the rates MPS is allowed to charge its customers. MPS was involved in rate cases in 2006 to determine each of its rates: distribution rates under MPUC Docket No. 2006-024, revision of the transmission rate formula and establishment of the 2006 transmission rates under FERC Docket No. ER00-1053, and recovery of stranded costs for the period from January 1, 2007, through December 31, 2009, under MPUC Docket No. 2006-506. The only rates anticipated to change in 2007 are the transmission rates, which will be determined based on the formula established in FERC Docket No. ER00-1503. The change in these rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time.

Further, execution of certain components of the Company’s utility-centric strategy is dependent on regulatory approval to participate in certain projects over the next several years, including efforts to improve competition in MPS’s northern Maine service territory. Management cannot warrant the Company will be successful in obtaining these approvals.

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

Environmental Risks

MAM, and particularly MPS, bear environmental risks associated with the former ownership of nuclear, diesel and oil fired generation, as well as the ownership of transformers containing Poly Chlorinated Bi-phenols (“PCB’s”). Further, MPS has potential risks concerning claims related to electro-magnetic fields (“EMF’s”). While the Company takes significant steps to ensure prudent environmental practices, it cannot assure that risks do not exist from past or future environmental practices. Additionally, while the Company does not believe EMF’s represent a danger, particularly due to its lack of ownership of bulk transmission, it cannot warrant that claims could not be filed.

Aging Infrastructure and Reliability

MPS has risks associated with aging infrastructure assets that may in some instances be beyond the useful life of the asset. The failure of such assets could result in the loss of power that could result in harm to property or person. MPS works diligently through on-site inspection and testing programs to ensure the integrity of its infrastructure, but cannot warrant that outages will not occur due to the age of some infrastructure. MPS does maintain substantial back-up equipment and the capability to repair or rebuild such assets in a timely manner, including the maintenance of mobile transformers, and has increased its capital budget for 2007 to also address this risk.

Weather

MPS’s electric wires infrastructure is at risk to natural phenomena, especially those caused by the weather. Storms, such as ice storms and major winter snow storms may have an impact on the integrity of MPS’s infrastructure assets in the field.

Vandalism, Terrorism and Other Illegal Acts

MPS is subject to the risks of damage to others’ properties or human harm due to the failure of infrastructure. While MPS exercises diligent asset management and asset inspections, it cannot warrant that such risks can be fully eliminated. MPS and its electric wires and information technology infrastructure are also particularly at risk to vandalism and acts of terrorism. While the Company takes steps to protect against such illegal acts through various risk insurance policies and other protective measures, including restricting access to assets, it cannot warrant that they will not happen.

Alternative Generation Options

MPS does face technology and product substitution risks associated with the evolution of distributed generation, non-utility generation, and other alternative fuel forms. The primary risk in this area is non-utility generation, which the utility has successfully competed with to date. However, as electric commodity prices increase, the viability of alternative fuel from non-utility generation may become more practical. Such projects could result in reduced usage of MPS’s delivery system.

Unregulated Segments

These risks are specific to the unregulated engineering, software technology and real estate entities, and will be either eliminated or significantly reduced, pending the divestiture of these companies.

Divestiture of Unregulated Segments

MAM intends to divest its unregulated operations. This process involves many risks, including but not limited to identification of suitable purchasers, completion of due diligence, negotiation of the terms of the sale and the ability to transfer contracts. MAM is attempting to mitigate these risks by engaging a third party to assist in the divestiture process. The estimated loss recorded in MAM’s 2006 Statement of Operations is based on the estimated sales price and estimated cost of the sales process. Management used the most reasonable assumptions available at this time to calculate the estimated loss; however, actual results could differ from these estimates.

Legislation and Regulation

Changes in legislation and regulation could impact TMG’s earnings and operations positively or negatively. For The Maricor Group, public policies related to energy, energy efficiency, asset lifecycle management, and air emissions may impact the overall market, particularly the governmental sectors.

Foreign Operations

Several MAM subsidiaries such as Maricor Properties, including its subsidiaries Mecel Properties Ltd and Cornwallis Court Developments Ltd and its joint venture Maricor Ashford Ltd, and The Maricor Group, Canada, operate in Canada. There are a number of risks associated with operations outside of the United States, including differences in laws, policies and measures; regulatory requirements affecting trade and investment; differences in social, political, labor, and economic conditions, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences.

Economy of the Region

The Maricor Group and its subsidiaries generally operate within Atlantic Canada and New England. The nature of work available may differ depending on various economic and political conditions, including cost of energy, interest rates, and other factors.

Franchises and Competition

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

Maricor Technologies, Inc. competes in the open market and does not have an exclusive franchise. Factors affecting its market include the economic needs of facilities owners, the age of facilities infrastructure, the availability or lack thereof of capital, public policies and other issues. It competes with existing and potential additional providers and/or developers of similar software solutions. Maintaining the market viability of their software assets through product enhancements and new versions is a critical part of ensuring its market competitiveness. Additionally, its ability to expand its product offerings, to address a more comprehensive array of facility infrastructure information management and planning needs, may impact its competitiveness.

Professional Liability

The Maricor Group and its subsidiaries are subject to risks associated with engineering design errors and/or omissions. The Company carries insurance to address errors and omissions to mitigate certain risks.

Technological Obsolescence

Due to the nature of its business, Maricor Technologies is subject to risks associated with changing technologies and obsolescence of its products. As a result, MTI monitors technology and competitor trends to ensure its product offerings remain market competitive.

Item 2.        Properties

As of December 31, 2006, MPS owned approximately 381 circuit miles of transmission lines and approximately 1,786 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 7,400 distribution transformers over a ten-year period. MPS is currently in its seventh year of this ten-year program. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the ten-year program is estimated to be $2.6 million and, as of December 31, 2006, $1.8 million has been spent to remediate approximately 59% of the transformers in this effort.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.”  Based on this interpretation, MPS recognized an asset retirement obligation associated of $832,000 with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Additional assets of the Company include three office buildings owned by Maricor Properties Ltd, of which 50% is owned by MAM, and its subsidiaries Cornwallis Court Developments Ltd and Mecel Properties Ltd. These office buildings are located in Moncton, New Brunswick and Halifax, Nova Scotia. The Moncton, New Brunswick multi-tenant office building consists of approximately 40,000 square feet and is located along a downtown thoroughfare. This space is partially occupied by TMGC’s Moncton Division. The facility houses The Maricor Group, Canada Ltd’s Moncton operations, in addition to third party tenants. The J. Angus MacDonald Building, located in downtown Halifax, is a 60,000 square foot facility, and is fully leased to third parties, primarily Canadian government entities. The other Halifax office is approximately 10,000 square feet and is located in a revitalization district near the historic downtown Citadel. The facility houses TMGC’s Halifax operations.

Item 3.                        Legal Proceedings

Maine Public Utilities Commission 2006 Distribution Rate Case

On January 11, 2006, MPS filed a notice with the MPUC under Docket No. 2006-24 that it intended to seek a 4% increase in overall electric rates. Subsequently, on March 13, 2006, the Company filed for an increase in distribution revenue of $3.24 million, a 9.9% increase in average electric delivery rates. The Company participated in discovery on its request and updated its filing on June 15, 2006. The supplemental filing revised the Company’s request to increase distribution revenue by $2.68 million, an 8.64% increase in average electric delivery rates.

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million, effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below. The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004. The impact of this retroactive adjustment of approximately $128,000 was recognized in the second quarter of 2006. The stipulation also required that one-third of the hosting fee and travel expenses associated with the Delinea contract for support of the Oracle system remain with MAM and its unregulated subsidiaries, instead of being charged to MPS. MPS also agreed to file regular reports indicating its performance under certain service quality index standards as part of this stipulation.

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

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS proposed that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006, and the Stipulation was approved by the Commission on November 30, 2006, with no impact on rates for the period beginning January 1, 2007, and ending December 31, 2009. The Stipulation also included an annual reconciliation provision to reconcile actual sales volume to the projections made by MPS.

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

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006. The significant elements of the settlement included a return on equity (“ROE”) of 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case. This settlement was approved on February 8, 2007.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, was to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $289,000. The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006. This adjustment flowed through the MPS OATT effective June 1, 2006, and was passed through retail rates beginning on July 15, 2006.

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

The MPUC Commissioners deliberated the Docket on August 29, 2005, and denied the petition, determining that there was no immediate reliability risk in northern Maine. The Commission concluded that the risk of losing on-system wood-fired generation was not sufficient to warrant the new transmission line. The Commission’s Order denying the certificate, which was issued on October 21, 2005, described actions to be taken by MPS and the Northern Maine Independent System Administrator (“NMISA”) to reduce certain reliability risks identified by MPS. The Company filed for reconsideration of the Order on November 8, 2005, based on the possibility that Aroostook Wind Energy Company, LLC (“AWE”) might elect to utilize the CPCN requested by MPS in this Docket in order to have MPS construct transmission facilities necessary to connect their proposed generation project to the MPS electrical system. On March 30, 2006, the Company filed a status report with the Commission with regard to the proposed transmission facilities. Additionally, on November 23, 2005, the Commission granted an MPS request for suspension of certain of the specific requirements of the October 21, 2005, Order pending Commission consideration of certain proposed market rule changes which NMISA presented to the Commission on March 1, 2006. In total, approximately $844,000 was spent on this transmission project.

As noted above, as a result of the proposed settlement of its 2006 Open Access Transmission Tariff Formula Rate Filing. MPS will recover approximately 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, with the other 10% expensed during 2006.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid .

In November of 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007. (The then-existing standard offer arrangement was due to expire on December 31, 2006.)  The Commission’s November 16, 2006 Order stated that it had received two bids from a single supplier. Based on this, the Commission concluded that northern Maine lacked a competitive power market and directed the Company to furnish default standard offer service for the fourteen-month period beginning January 1,

2007. On December 18, 2006, the Commission granted reconsideration of its November 16 Order and awarded the standard offer contract to WPS Energy, Inc,, the incumbent supplier.

As a result of the Commission’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December, 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a)          the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the standard offer process. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis. The Company cannot at this time predict whether the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the Commission.

(b)         the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the Maine Electric Power Company (“MEPCO”) 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick.

The Company in early 2007 announced that it has joined with Central Maine Power Company in a effort to determine the feasibility of such a line.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the American Stock Exchange under the symbol “MAM”. As of March 1, 2007, there were 704 holders of record of the Company’s common stock, with 1,650,849 shares outstanding. As of December 31, 2005, the number of outstanding shares was 1,636,779.

Dividend data and market price related to the common stock are tabulated as follows for 2006 and 2005:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2006
First Quarter	$17.86	$13.75	$—	—
Second Quarter	$16.29	$13.65	—	—
Third Quarter	$19.50	$15.00	—	—
Fourth Quarter	$17.22	$14.15	—	—
Total Dividends			$—	—
2005				—
First Quarter	$27.79	$24.87	$0.20	$0.25
Second Quarter	$27.25	$24.04	0.25	0.25
Third Quarter	$24.85	$19.70	0.25	0.25
Fourth Quarter	$19.55	$15.25	0.25	—
Total Dividends			$0.95	$0.75

Any dividends declared within the quarter are paid on the first day of the next quarter.

The Company’s Board of Directors has adopted a dividend policy which provides for a dividend based on 55% to 80% of the net income contribution from MPS, provided that the consolidated Company is projected to generate net earnings per share and requisite free cash flows from its regulated and unregulated operations.

To date, the Company’s payment of dividends has been based on dividends from MPS, which are limited by restrictions imposed by the MPUC. MPS dividends to MAM are subject to a common dividend payout ratio (dividends per share divided by earnings per share), which cannot exceed 1.0 (i.e. 100%) on a two-year rolling average. Subsequent to December 31, 2006, in addition to the aforementioned stipulation, additional dividends may be paid from MPS to MAM up to the amount of the stranded cost free cash flow for the period.

The current financial and cash flow performance of the Company resulted in no shareholder dividends during 2006.  Further, with unregulated term debt repayments scheduled and the plan to divest of MAM’s unregulated operations, Management does not anticipate sufficient funds will be available for a dividend to common shareholders during 2007. Until such performance improves, the Company cannot warrant that it will resume paying dividends on a quarter-on-quarter basis.

Securities Authorized for Issuance Under Equity Compensation Plans.

Number of securities remaining
	Number of securities to be	Weighted-average	available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,932	$30.28	152,232
Equity compensation plan not approved by security holders	—	n/a	—
Total	3,932		152,232

The Company maintains two equity compensation plans. The 2002 Stock Option Plan included 150,000 shares available for issuance. Of this total, 26,250 shares were issued through June 1, 2006. With the resignation of the former CEO in August 2006, 15,750 of these options were forfeited. Three months from this resignation, in November 2006, an additional 6,568 options expired, leaving 3,932 options remaining outstanding, and 146,068 remaining available for issuance. These options will remain outstanding for their respective ten-year terms, with 1,966 expiring on May 31, 2012, and the remaining 1,966 expiring on May 31, 2013. See Note 9, “Stock Compensation Plan,” in Item 8 for more information on these stock options.

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 13,836 shares have been issued, with 6,164 remaining available for issuance.

In addition to the Stock Plan for Outside Directors, the directors’ fees can be paid in any combination of three forms. Directors can choose to receive their fees in cash, or to defer all or a portion of the fees in two deferral programs. The first provides a return equal to the 5-year Treasury Note rate. The second deferral program is tied to the performance of the Company’s stock. Under this program, the deferred directors’ fees for the quarter are converted to a number of shares of stock for tracking purposes, and the value of the previous deferrals is adjusted to reflect the stock price as of the end of the quarter. Under this program, the equivalent of 26,096 shares are held by directors.

Sale of Unregistered Securities

In February 2005, MAM issued 9,500 shares of preferred stock in conjunction with the acquisition of software now owned by MTI. The entity to which these securities were issued was HCI Systems Asset Management, LLC. No underwriter was used in this transaction. The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. In February 2007, 3,000 shares of preferred stock were converted into 12,078 shares of common stock. The remaining 6,500 preferred shares will convert into a minimum of 26,000 shares of common stock in February 2009.

In June 2004, the Company issued 54,332 common shares to the former principals of Morris & Richard Consulting Engineers and RES Engineering, Inc. in conjunction with its acquisition of those companies. No underwriter was used in either transaction. Refer to Note 14 to the Consolidated Financial Statements, “Acquisitions.” The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

Company Purchases of Equity Securities

As mentioned previously, the Company established a stock repurchase program in January 2005 as part of the Dividend Policy announced when the January 3, 2005, dividend was declared. Execution of the share repurchase program will be based on market conditions and is subject to the MAM cash position and investment opportunities. There were no stock repurchases by the Company during 2006.

Stock Performance Graph

The following graph compares Maine & Maritimes Corporation’s cumulative stockholder return since December 31, 2001 with the Peer Group index, comprised of the AMEX Composite and S&P Utility Index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2001.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Maine & Maritimes Corporation, The AMEX Composite Index
And The S & P Utilities Index

*       $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Maine & Maritimes Corporation	100.00	113.70	130.56	102.63	62.26	61.01
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
S & P Utilities	100.00	70.01	88.39	109.85	128.35	155.29

Item 6.                        Selected Financial Data

A five-year summary of selected financial data (2002 through 2006) is as follows:

Five-Year Summary of Selected Financial Data(1)
(The information in the table and its footnotes is presented in thousands of dollars except per share amounts)

	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$35,601	$34,299	$33,733	$31,739	$31,401
Net Income From Continuing Operations	804	848	2,279	2,937	3,090
(Loss) Income From Discontinued Operations	(6,725)	(1,068)	(961)	(131)	3,453
Net (Loss) Income Available for Common Stock	$(5,921)	$(220)	$1,318	$2,806	$6,543
Basic Earnings Per Share of Common Stock From Continuing Operations	$0.49	$0.52	$1.42	$1.86	$1.97
Basic (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(4.11)	(0.65)	(0.60)	(0.08)	2.19
Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(3.62)	$(0.13)	$0.82	$1.78	$4.16
Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.49	$0.52	$1.40	$1.85	$1.96
Diluted (Loss) Earnings Per Share of Common Stock From Discontinued Operations	(4.11)	(0.65)	(0.60)	(0.08)	2.19
Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(3.62)	$(0.13)	$0.80	$1.77	$4.15
Dividends Paid per Common Share	$—	$0.95	$1.52	$1.48	1.42
Balance Sheet Data:
Total Assets(2)	$148,247	$151,303	$150,676	$141,269	$141,986
Capitalization:
Long-Term Debt Outstanding	$32,725	$35,155	$39,380	$30,680	$33,765
Less amount due within one year	2,703	2,612	2,225	1,450	3,085
Long-Term Debt(3)	30,022	32,543	37,155	29,230	30,680
Common Shareholders’ Equity(4)	41,527	47,785	48,140	46,988	47,029
Total Capitalization	$71,549	$80,328	$85,295	$76,218	$77,709

See Item 1a “Risk Factors” and Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company’s future financial condition or results of operations.

(1)          Data from periods ending prior to June 30, 2003, is from MPS.

(2)          Total assets reflect assets from Discontinued Operations of $8,136 for 2006, $12,696 for 2005, $8,871 for 2004, $962 for 2003 and $6,324 for 2002.

(3)          Long-term debt reflects long-term debt owed by Discontinued Operations of $2,182 in 2006 and $2,200 in 2005 and 2004. The amount due within one year for 2006 includes $18 owed by Discontinued Operations.

(4)          Common Shareholders’ Equity reflects (deficit) equity from Discontinued Operations of $(4,657) for 2006, $161 for 2005, $1,062 for 2004, $1,691 for 2003, and $5,674 for 2002.

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

Factors that could cause actual results to differ materially from our projections include, among other matters, strategic risk, liquidity and capital formation risk, interest rate and debt covenant risk, attraction and retention of qualified employees, equity price risk, legislation and regulation, divestiture of unregulated segments, general economic conditions, collections risk, information technology risks, economy of the region, environmental risks, aging infrastructure and reliability, weather, vandalism, terrorism and other illegal acts, alternative generation options, foreign operations, franchises and competition, professional liability and technological obsolescence. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Annual Performance Summary

2006 was a pivotal year for Management and the Board of Directors in determining whether the unregulated growth strategy embarked on in 2002 was going to achieve the desired results. The Company believed that it needed to achieve sufficient scale in our unregulated operations and to utilize the platform for growth which had been successfully created during the initial phases of our strategy. This planned growth was deemed necessary by Management as a means of achieving the targeted margins, expansion in our business lines, and sufficient returns to our shareholders. To this end, during 2006 Management aggressively pursued additional acquisition opportunities which were critical to achieving our intended results, while we also continued efforts to control cost and grow our existing businesses.

It is evident from our financial results that we were not able to achieve our goals. There were several factors which contributed to the poor financial performance including, but not limited to:

•       Under-performance of our unregulated engineering & energy efficiency companies;

•       Lack of sufficient revenue growth in our software development company;

•       Inability to acquire key companies to achieve scale to support the infrastructure required for these operations;

•       Cost of acquisitions not completed;

•  Liquidity issues created by under-performance in unregulated companies;

•       Lower net income from the utility business due to unseasonable weather and increases in expense; and

•       Insufficient growth in new product and service lines at the unregulated businesses.

As stated in recent filings, based on these facts, the Board and Management embarked on a process to reassess the strategic options available to the Company to improve overall performance. Given the operational and financial challenges we faced, as well as the departure of the CEO who implemented the growth strategy, the Company has begun to pursue the divestiture of the unregulated business lines, which has resulted in the reclassification of these businesses as discontinued operations. As discussed in more detail in the “Overview of Company Strategy” section below, the Company is formulating a strategy centered on the core utility business and is pursuing plans to divest of all unregulated assets.

Overview of Company Strategy

Prompted by the underperformance of our unregulated operations, and the departure of the CEO in August 2006, the Board undertook a deliberate and detailed review of its strategic options. With the assistance of a third party financial advisor, the Board reviewed and took into consideration the strengths and weaknesses of the Company and the financial and operating outlook for each business segment in their review process. The Board considered a number of options including, but not limited to the following:

•       Continued growth of unregulated businesses,

•       Continued operation of existing unregulated business units coupled with cost reduction measures,

•       Selling of the Company,

•       Privatization of some or all business segments, and

•       Refocus on the core utility business, Maine Public Service Company.

The Board decided on a refocus on the core utility business as the preferred strategy, based on five significant and compelling reasons:

1.                The financial performance of the unregulated businesses was not adequate to warrant continued investment.

The unregulated engineering and software businesses were unable to generate the returns and net cash flows expected by Management and our shareholders. As we indicated in prior filings, we needed to achieve sufficient scale and traction within certain markets to recognize our long term vision with these subsidiaries. While these companies were able to generate modest revenues, their overall performance did not justify continued investments in new acquisitions or maintenance of existing unregulated operations.

2.                The electric utility, MPS, has a history of solid earnings, cash flows and shareholder returns.

As a transmission and distribution, or electricity delivery company, the utility has regulated rates of return which help solidify our ability to maintain a positive financial position for our shareholders. As a 103-year old company, almost 50 years publicly traded, MPS has demonstrated that it is capable of long-term success, controlling costs and maintaining the electric system for our customers in a prudent and effective manner, while providing shareholder value. The Company believes that by refocusing its efforts on its core utility practice, the Company can correct the negative financial performance associated with its unregulated business operations.

3.                The current political and regulatory environment is increasingly more favorable, allowing for new growth opportunities in regulated operations.

In the late 1990’s the electric utility industry underwent the process of “deregulation.”  In an effort to promote competition and therefore lower energy prices, the state of Maine passed legislation requiring the sale of all electricity generating assets by the State’s three investor-owned electric utilities, including MPS. Seven years later, it has become apparent that these decisions have not yielded the results sought by lawmakers.

At the same time, the combination of the need for electricity in congested areas of New England, the lack of significant generation being commissioned, and the related need for investment in transmission assets to alleviate the ever-growing demand for electricity, have all improved to some extent the opportunity landscape available to our utility business.

New generation in the form of Maine’s largest wind farm is now located within MPS’s service territory. MPS is pursing the development of a large scale transmission project which has the potential to produce substantial returns and connect MPS to the New England grid. Further, new legislation has been introduced in the state of Maine to remove the barrier for in-state utilities to once again own electricity generating assets. All of these factors, when combined, position MPS to provide long-term shareholder value.

4.                The Company, Management, and the employee’s core competencies are utility-based.

The Company’s current executive team is well-steeped in utility operations and regulatory affairs. To ensure the proper alignment of skills necessary for the future success of the Company, the Board is currently considering the revised strategy in its process to hire a new CEO.

5.                Most importantly, the Board believes returning to the core utility is the best strategy to preserve, sustain, and grow shareholder value.

The regulated utility segment of our business remains profitable with positive expectations for continued profitability in the future. We believe that our utility base of operations is well positioned to leverage opportunities as we move forward.

We will, however, not be without financial and operating challenges during the transition period between the divestiture of our unregulated operations and re-focusing our efforts on optimizing the value of our core utility business. Short-term liquidity during that period will continue to be strained. In addition, we will have to remain diligent and steadfast in our efforts to control costs, while making prudent investments in the regulated utility business. In the end, we believe a change in strategy is required for us to succeed in providing the necessary performance expected by our shareholders.

2006 Operating Results for the Consolidated Entity

Net Income and Earnings per Share

	2006	2005	2004
	(Dollars in Thousands Except per Share Amounts)
Income (Loss) from Continuing Operations
Regulated Electric Utility	$2,129	$2,264	$3,042
Other*	(1,325)	(1,416)	(763)
Income from Continuing Operations	804	848	2,279
Loss (Income) from Discontinued Operations
Unregulated Engineering Services	(5,451)	(754)	(553)
Unregulated Software Technology	(1,275)	(318)	—
Unregulated Energy Marketing	1	(1)	(408)
Other*	—	5	—
Loss from Discontinued Operations	(6,725)	(1,068)	(961)
Net (Loss) Income	$(5,921)	$(220)	$1,318
Basic (Loss) Income Per Share	$(3.62)	$(0.13)	$0.82

*                    The “Other” line in continuing operations includes activities of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility, Mecel Properties and inter-company eliminations. In discontinued operations, “Other” is inter-company eliminations.

Net income above is allocated based upon the segment allocation as presented in Item 8, Note 4 of the Notes to Consolidated Financial Statements, “Segment Information.”

The results by segment are explained in the Detailed Analysis of Changes in Financial Condition by Operating Segment below. Overall, the financial results for 2004 through 2006 show the evolution of MAM’s strategy, from significant growth in the unregulated businesses during 2004 through acquisitions, to the unsuccessful expansion of the unregulated operations into higher value engineering and consulting services in 2005 and 2006, to the ultimate decision to divest unregulated operations and re-focus on opportunities within the core regulated electric utility. Discontinued operations for 2006 also includes the estimated losses on the probable divestitures of TMG and MTI, explained more fully in their respective sections below.

Consolidated Interest Expense

Interest Expense is accrued on the Company’s long-term debt and short-term credit arrangements in accordance with debt agreements and was $3.02 million, $2.37 million, and $2.24 million for the years ending December 31, 2006, 2005, and 2004, respectively. The increase is a result of a change in the mix of debt outstanding. During 2005 and 2004, compared to 2006, there were higher balances of long-term debt outstanding at MPS, which is at a fixed rate due to the interest rate swaps. From 2004 to 2006, $6.66 million of long-term debt was repaid. Over that same period, variable rate short-term debt with higher interest rates increased by $8.77 million, including the borrowing of $3.97 million of short-term debt by MAM.

Income Tax Expense / Benefit

Income tax expense for MPS was $1.58 million, $1.51 million and $1.23 million in 2006, 2005 and 2004. The unregulated income tax benefit was $1.06 million, $863,000 and $531,000 in 2006, 2005 and 2004, respectively.

Taxes Other Than Income

Taxes other than income, which are primarily property taxes for MPS and payroll taxes for MAM, were $1.81 million in 2006, $1.71 million in 2005, and $1.6 million in 2004.

Consolidated Capital & Construction Program

Cash expenditures on capital improvements, additions, replacements and equipment for the years ended December 31, 2006, 2005, 2004 and 2003, along with estimated expenditures for 2007 are as follows:

	2007	2006	2005	2004	2003
	(Unaudited Estimates)
Maine Public Service	$6,534	$3,502	$4,822	$6,276	$4,609
The Maricor Group	—	49	238	258	46
Maricor Technologies, Inc.	—	244	446	—	—
Other Subsidiaries	—	30	23	265	221
Total	$6,534	$3,825	$5,529	$6,799	$4,876

The significant increase in MPS’s projected capital expenditures for 2007 is due to a combination of the availability of funds from stranded costs and the necessary improvements identified by the distribution and transmission inspection programs.

Detailed Analysis of Changes in Financial Condition by Operating Segment

Regulated Utility Operations—Continuing Operations

The following discussion includes the operations of MPS and Me&NB:

	2006	2005	2004
Net Income—Regulated Electric Utility (in thousands)	$2,129	$2,264	$3,042
Earnings Per Share from Regulated Electric Utilities	$1.30	$1.38	$1.89

MPS’s core T&D earnings were $2.13 million for 2006, compared to $2.26 million for 2005. Overall, MPS revenue for 2006 increased slightly, due to the net rate increases of $1.33 million effective July 15, 2006, offset by a 1% decrease in sales volume, due primarily to warmer weather in the first quarter of 2006 and decreased sales to two large customers. The changes in revenue are described more fully below in the Regulated Utility Operating Revenue section.

Expenses increased at a faster rate than revenue in 2006, primarily within administrative and general expenses. Each of these increases in expense in 2006 are either anticipated to bring future savings to the Company, or have provided savings in the past. The increases in expense include:

•       Severance costs of $176,000, anticipated to provide savings through a reduction in labor costs;

•       Health insurance contingent premium of $290,000, due to the Company sharing in the risk of the health insurance experience, which has resulted in lower premiums for several years;

•       Regulatory expenses of $195,000, primarily associated with the distribution and transmission rate cases in 2006; and

•       Curtailment expense for the MPS Pension Plan of $98,000, associated with the freeze of future service and salary accruals.

These changes in expense, as well as the changes in other expenses of the regulated utility, are described more fully below, in the Regulated Utility Operating Expense section.

Regulated Utility Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands of dollars):

	2006		2005		2004
	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$14,511	178,520	$14,220	180,108	$13,830	176,407
Large Commercial	5,094	169,764	5,227	170,906	5,059	171,263
Medium Commercial	5,569	105,759	5,521	106,525	5,488	107,607
Small Commercial	6,996	91,964	6,890	92,960	6,651	90,032
Other Retail	863	3,380	829	3,394	823	3,376
Total Regulated Retail	33,033	549,387	32,687	553,893	31,851	548,685
Other Regulated Operating Revenue	2,568		1,627		1,883
Total Regulated Revenue	$35,601		$34,314		$33,734

Overall, regulated retail revenue increased by approximately $346,000 or 1% from 2005 to 2006 due to the increase in rates from prior year. Effective July 15, 2006, distribution revenue increased approximately $1.75 million, DSM revenue increased $111,000, and transmission revenue decreased by $534,000, resulting in a net revenue increase of $1.33 million. For more information on regulatory orders approving the most recent rate increases, see Part I, Item 3, “Legal Proceedings.”  The impact of the revenue increase was partly offset by the approximately 4,506 MWH or 1% decrease in volume year over year.

Residential customer revenue was the majority of the increase in revenue dollars, up $291,000. Similarly, medium and general service customer revenue increased $48,000 and $106,000, respectively. In each of these classes of customers, the volume decrease was approximately 1%. The decrease in volume is due to the warmer weather experienced in the utility’s service territory, primarily during the first quarter of 2006. Large customer revenue decreased approximately $133,000, due to two large commercial customers that were not operating for a portion of 2006. As of the end of 2006, both customers are back in operation.

Other regulated operating revenue increased $941,000 or 58% from 2005 to 2006. During 2006, MPS obtained work on various billable projects, including the Evergreen Wind Farm project in Mars Hill, Maine, that contributed to this increase.

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

Regulated Utility Expenses

For the years ended December 31, 2006, 2005 and 2004, regulated operation and maintenance expenses and stranded costs are as follows (in thousands of dollars):

	2006	2005	2004
Regulated Operation and Maintenance
Transmission and Distribution	$4,015	$3,985	$3,142
Customer Service	1,351	1,004	1,346
Administrative and General	9,900	9,363	9,577
Total Regulated Operation and Maintenance	$15,266	$14,352	$14,065
Stranded Costs
Wheelabrator-Sherman	$7,702	$7,045	$7,025
Maine Yankee	2,926	3,215	3,274
Seabrook	1,538	1,538	1,538
Amortization of Wheelabrator-Sherman Restructuring Payment	1,451	1,451	1,451
Deferred Fuel	(3,195)	(2,996)	(3,557)
Cancelled Transmission Plant	258	—	—
Special Discounts	280	280	280
Total Stranded Costs	$10,960	$10,533	$10,011

Transmission and distribution expenses increased approximately $30,000 or 0.8% from 2005 to 2006. As part of the PCB mitigation program, since 2005, testing is now done in the field by taking a sample from the transformer, rather than removing the transformer from the pole and bringing it on-site. While this change reduced the overall time requirement and cost of the project, it also resulted in a shift of costs from capital to expense, increasing transmission and distribution expenses by approximately $125,000 from 2005 to 2006, and $95,000 from 2004 to 2005. Contractor expenses for transmission line tree trimming also increased $117,000 from 2005 to 2006. These increases were partly offset by a $218,000 reduction in transportation expenses associated with transmission and distribution.

Transmission and distribution expenses increased by $843,000 or 26.8% in 2005 compared to 2004. The largest increase in 2005 was transportation expenses allocated to transmission and distribution activities, which increased approximately $469,000 over 2004. This was a result of both an increase in the cost pool of $244,000, which includes fuel costs, repair costs and labor costs for employees working in the garage, and an increase in the rates at which the dollars are applied. As noted above, the change in the PCB mitigation program also increased expenses by approximately $95,000. Other significant costs during 2005 include additional labor overheads of $44,000, and an increase of $57,000 in external tree-trimming costs. The remaining change is due to other, smaller changes year-over-year.

From 2005 to 2006, customer service expenses increased $347,000 from $1.0 million to $1.35 million, after decreasing from $1.35 million in 2004. From deregulation through 2004, MPS reserved for the under- and over-collections on SOS accounts receivable, effectively assuming the risk for those receivables. However, MPS has the right to increase or decrease the withholding rate in subsequent SOS contracts to collect or refund this difference. Therefore, MPS does not bear risk for these SOS receivables, and the $310,000 reserve was reversed in 2005. This was a one-time reduction in customer service expense that accounts for the decrease in expense from 2004 to 2005 and the increase from 2005 to 2006.

In 2006, administrative and general expenses increased to $9.9 million, from $9.36 million in 2005, an increase of $537,000 or 5.7%, as a result of the following changes:

•       Overall, administrative and general labor increased $305,000 from 2005 to 2006, including $176,000 of severance costs for former MPS employees as a result of the reduction in force in

September 2006. This reduction in force is estimated to save Maine & Maritimes and its subsidiaries a total of approximately $1.0 million per year, beginning in 2007.

•       Vehicle expenses also increased approximately $344,000, primarily as a result of the shift from transmission and distribution to administrative and general expenses.

•       MPS’s health insurance plan includes a contingent premium provision under which if the claims experience is worse than historical rates, MPS may be liable for an additional premium. Based on the year-to-date experience and historical run-out experience, an accrual was recorded in 2006. The accrual for the contingent premium increased expense from 2005 to 2006 by approximately $290,000. While this is a significant increase in 2006, historically the claims experience has been less, and the Company has avoided substantial increases in premium costs from this provision.

•       Regulatory expenses increased $195,000 year over year. The distribution rate case increased regulatory expenses by approximately $136,000 from a combination of internal costs that were immediately expensed and amortization of the external legal costs that were deferred and will be amortized over three years. The 2006 OATT process, including the update of the formula calculation, also increased expense approximately $37,000, while the assessment for the Power Pact program increased approximately $44,000.

•       With the freeze of pension service and salary accruals, effective December 31, 2006, a one-time curtailment expense of approximately $98,000 was recorded in 2006 in accordance with SFAS 88. Management believes the freeze of the pension plan will reduce pension costs in the long-term for the Company, avoid continued risk associated with the return on assets and provide employees more investment options and portability through the 401(k) plan.

•       These increases were partly offset by a decrease in the common cost allocation from MAM to MPS, which dropped approximately $774,000 from 2005 to 2006. The decrease was a result of two factors. First, the interpretation of how the common cost allocation percentages are calculated was changed as a result of the distribution rate case, reducing the percentage allocated to MPS from approximately 80% in 2005 to approximately 72% in 2006. Second, the overall common cost pool decreased approximately $129,000 from 2005 to 2006, as a result of decreased labor expense, primarily due to decentralization of the human resource, information technology and accounting functions.

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

From 2005 to 2006, the increase in stranded costs is primarily due to the increases in the deferred fuel amortization and the new amortization for the cancelled transmission plant. The impact of the deferred fuel stranded costs is the combination of the Wheelabrator-Sherman payments and the deferred fuel credit shown in the table above, which represents the deferral of additional stranded costs. This expense increased from a net of $4.05 million in 2005 to $4.51 million in 2006, as a result of the increase in the amount allowed for recovery under stranded cost Docket No. 2003-666 for those years. The cancelled plant amortization of $258,000 is the first year of amortization of the costs of the proposed Limestone to St. Andre line.

The increases in stranded costs from 2004 to 2005 reflect the increase in revenue requirements approved in MPUC Docket No. 2003-666. The rates per this docket were implemented March 1, 2004.

The stranded costs effective from January 1, 2007, through December 31, 2009, were approved in MPUC Docket No. 2006-506, with no change in rates. However, the stipulation does require reconciliation of the actual revenue volume to projections during the rate period.

The stranded costs for Wheelabrator-Sherman as well as $3.2 million, 3.0 million and $3.1 million of the stranded costs for Maine Yankee for 2006, 2005 and 2004, respectively, represent actual cash expenses during the year. Other costs represent amortization or recognition of regulatory assets and regulatory liabilities.

Other Continuing Operations

	2006	2005	2004
Net Loss—Other (in thousands)	$(1,325)	$(1,416)	$(763)
Loss Per Share from Other Continuing Operations	$(0.81)	$(0.87)	$(0.47)

Other continuing operations represents the common costs of MAM that cannot be allocated to MPS, the corporate costs of MAM directly associated with the unregulated businesses, the operations of Mecel, and intercompany eliminations. The plan to divest the unregulated operations may slightly reduce the costs included in this segment; however, the majority of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.

The decrease in the net loss from this segment is due to a combination of the reduction in the common costs incurred, as a result of decentralization during 2005 and 2006 and the reduction of in the loss from equity earnings recognized by MAM, partly offset by increases in interest expense and costs associated with acquisitions that were not completed.

The decrease in common costs as a result of decentralization was partly offset by a decrease in the percentage of common costs allocated to MPS and the allocation of one-third of the Oracle hosting fee expenses to MAM as agreed to in the distribution rate case, MPUC Docket No. 2006-024. The net impact of these offsetting changes was a decrease from $2.02 million in operation and maintenance expenses for 2005 to $1.96 million in 2006.

The allocation of common costs is based on the ratio of certain operating expenses of the subsidiaries to the total of these expenses for all subsidiaries. With the acquisition of TMG in 2004 and the creation of MTI in 2005, the percentage of common costs allocated to the unregulated subsidiaries and reported in this segment increased, resulting in the increase in the net loss shown above of approximately $653,000 from 2004 to 2005.

The reduction in the loss from equity earnings recognized by MAM also reduced the “Other” loss from 2005 to 2006. In 2005, the equity in loss of Maricor Properties was approximately $232,000. With the sale of one share of stock of Maricor Properties in June 2006, the loss recorded by MAM was $6,000, a $226,000 improvement.

During October 2005, MAM entered into a $4.0 million line of credit with Bank of America. This line, plus the $1.7 million term note that began in June 2006, led to the increase in interest expense year-over-year.

In August 2006, MAM discontinued due diligence and acquisition negotiations with an engineering firm targeted for potential purchase while Management and the Board re-assessed the Company’s strategic  direction. As a result, $211,000, net of tax, of due diligence expenses previously capitalized were expensed.

Unregulated Engineering Services—Discontinued Operations

	2006	2005	2004
Estimated Loss on Sale	$(4,717)	$—	$—
Goodwill Impairment Loss	(2,546)	—	—
(Loss) Income From Operations	(1,666)	(1,264)	(807)
Benefit of (Provision for) Income Taxes	3,478	510	254
Net Loss—Unregulated Engineering Services	$(5,451)	$(754)	$(553)
Loss Per Share from Unregulated Engineering Services	$(3.33)	$(0.46)	$(0.34)

As of December 31, 2006, in accordance with SFAS 144, TMG has been reclassified to discontinued operations. As described more fully above, in the “Overview of Company Strategy,” MAM intends to divest substantially all of the assets of TMG. Based on the estimated sales price, TMG recognized an estimated loss on the sale of $4.72 million in 2006, including the estimated costs of the sale. This loss was further increased by the goodwill impairment loss recorded in the third quarter of 2006 of $2.55 million, associated with the RES acquisition.

The remainder of the loss incurred in 2006, and the losses incurred in 2004 and 2005 were a result of the on-going operations of TMG, as follows:

	2006	2005	2004
Operating Revenue	$5,735	$5,291	$3,412
Operating Expenses	(7,125)	(6,173)	(4,121)
Interest Expense	(276)	(382)	(98)
Loss from Operations	$(1,666)	$(1,264)	$(807)

Operating revenue increased $444,000 or 8.4% from 2005 to 2006, the net impact of an increase in TMGC revenue of approximately $1.01 million, offset by a decrease in TMGNE revenue of $562,000. The growth at TMGC is partly attributable to securing several larger projects during 2006, and partly due to the expansion of electrical engineering capabilities in Moncton with the acquisition of Pace. TMGNE revenue decreased due to limited availability of business development resources, and lack of traction in the higher value service offerings TMG was developing.

The increase in operating revenue from 2004 to 2005 is a result of the acquisitions of RES and M&R in June 2004, with only a partial year of revenue for those divisions included in 2004.

Overall, expenses increased $952,000 or 15.4%, outpacing the increase in revenue from 2005 to 2006. The largest increases in expense year over year were:

•       Cost of Sales at TMG increased $545,000 or 10.9% from 2005 to 2006, slightly more than the increase in revenue. The majority of this increase was within TMGC’s Moncton division, and supported their increase in revenue. The additional costs are primarily composed of the new employees from the Pace acquisition, as well as an increase in subcontractor expenses.

•       Approximately $174,000 accrued in 2006 for the remaining lease obligations on the space in Hudson, Massachusetts, formerly occupied by RES Engineering,

•       Depreciation expense increased $104,000, due to a full year of amortization of the leasehold improvements in the Boston office in 2006, compared to a partial year in 2005,

•       Separation accruals at TMGNE associated with the reduction in force in September 2006 of $78,000, and

•       Recruiting fees in the third quarter of 2006 of $30,000, incurred to recruit additional business development resources for TMGNE.

Other smaller increases account for the remainder of the change from 2005 to 2006.

The increase in expenses from 2004 to 2005 is a result of the timing of the acquisitions of M&R and RES in June 2004.

Unregulated Software Technology—Discontinued Operations

	2006	2005	2004
Estimated Loss on Sale	(1,033)	—	—
Loss From Operations	(1,098)	(540)	—
Benefit of Income Taxes	856	222	—
Net Loss—Unregulated Software Technology	$(1,275)	$(318)	$—
Loss Per Share from Unregulated Software Technology	$(0.78)	$(0.19)	$—

MTI was acquired in February 2005. The increase in the loss from operations is a result of a change in the focus of the operations of the segment from 2005 to 2006. During 2005, development of iPlan™ was still underway, resulting in the deferral of labor and consulting costs. With the release of iPlan™ in April 2006, the deferral of software development costs ceased, and all labor and consulting expenses incurred were for on-going support and minor programming, which were immediately expensed.

As of December 31, 2006, MTI has been reclassified as discontinued operations. MAM intends to divest MTI’s iPlan™ and Building Blocks™ software assets, and terminate the operations of this segment. The estimated loss on the sale is the estimated difference between the sale price expected to be received for the MTI assets and the unamortized investment in those assets from both the initial acquisition and the additional development work capitalized during 2005 and 2006.

Unregulated Energy Marketing—Discontinued Operations

	2006	2005	2004
(Loss) Income From Operations	2	(3)	(678)
Benefit of (Provision for) Income Taxes	(1)	2	270
Net Loss—Unregulated Energy Marketing	$1	$(1)	$(408)
Loss Per Share from Unregulated Energy Marketing	$0.00	$(0.00)	$(0.25)

Energy Atlantic, MAM’s discontinued energy marketing segment, ceased operations in 2004. The loss incurred in 2004 is a result of the accruals for buy-out of a software lease of $181,000, employee severance agreements of $172,000, and a loss on disposal of fixed assets of $69,000, in addition to the operating results for January and February 2004 for the run-out of the remaining contracts. The final obligations for termination of this business were settled in April 2006; accordingly, no further income statement activity is anticipated from Energy Atlantic.

Critical Accounting Policies

In preparing the financial statements in accordance with generally accepted accounting principles, Management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. The Company’s most critical accounting policies include regulatory assets and liabilities; revenue recognition; and goodwill and intangible assets, and are described in detail below.

Regulatory Assets and Liabilities

Pursuant to Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation,” the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2006, $64.4 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2006 and 2005, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS has deferred $744,000 and $495,000 as of December 31, 2006 and 2005, respectively. Recovery of this special discount will begin in 2007.

Maricor Technologies, Inc. is engaged as a seller and licensor of software. Generally, revenue will be recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended, and Statement of Position No. 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”  For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

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

In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $139,000 and $132,000 at December 31, 2006 and 2005, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $1.15 million and $816,000 at December 31, 2006 and 2005, respectively.

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

Goodwill resulted from the acquisitions of Eastcan, M&R, Pace and RES. For impairment testing purposes, the reporting unit was defined as the acquired operations. For these acquisitions, the operations acquired became the mechanical and electrical engineering components of TMGC and TMGNE.

MAM selected November 30 as the date for their annual impairment test. In accordance with SFAS 142, based on the performance of TMGNE’s mechanical and electrical engineering operations, an interim impairment test was performed during the third quarter of 2006, and the goodwill recorded as a result of the RES acquisition of $2.55 million was written off.

The annual goodwill impairment test was performed as of November 30, 2006, for TMGC. Based on the mechanical and electrical engineering service line of TMGC, Management has concluded that no impairment existed as of November 30, 2006. The losses incurred to date by TMGC have been a result of new service lines outside the scope of the core mechanical and electrical engineering business acquired, plus the additional costs associated with operating as part of a publicly traded company, as opposed to being an independent, private organization.

The probable sale of TMG includes the overall operations of the segment, including both the reporting unit valued in the November 30 impairment test and the other business lines. Due to the loss incurred in these other lines, the estimated sales price overall is lower than the estimated value of the reporting unit, and an estimated loss on the sale is probable. Therefore, the goodwill associated with TMGC was largely written off as of December 31, 2006. This write-off was the majority of the estimated loss on the sale, shown under discontinued operations in the Consolidated Statement of Operations.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 10 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2006, and 2005, Management evaluated the deferred tax asset valuation and determined that no valuation allowance was needed.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006. This guidance interprets SFAS 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions. Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices. The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available. The Company has performed a preliminary assessment under FIN 48, and does not anticipate a significant impact to the financial statements as a result of this guidance.

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

Off-Balance Sheet Arrangements

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“FAS 13”),

“Accounting for Leases” and noted in Note 12 to these financial statements, the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 12 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2006 and 2005.

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

MAM is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd., an unaffiliated real estate management company. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with FIN 46(R), and determined that MAM is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands of dollars):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$32,725	$2,703	$3,495	$3,927	$22,600
Interest Payments(1)	16,329	1,093	2,048	2,018	11,170
Operating Lease Obligations(2)	789	229	416	144	—
Capital Lease Obligations	312	70	154	88	—
Financial System Hosting Contract	3,763	538	1,075	1,075	1,075
Employment Agreements	530	515	15	—	—
Total	$54,448	$5,148	$7,203	$7,252	$34,845

(1)          Interest payments presented above include the interest payments required on MPS’s fixed rate, long-term debt. Interest payments on variable rate short and long-term debt have been excluded from this presentation, as the amount cannot be quantified at this time.

(2)          MPS has one lease for a right-of-way with an undefined term. Because the amount of the liability cannot be determined, this lease has been excluded from the “More than 5 years” column. This lease payment is approximately $30,000 per year.

Operating Capital and Liquidity

MAM’s current liabilities of $24.71 million as of December 31, 2006, exceed its current assets of $13.53 million by $11.18 million, exposing MAM to liquidity concerns and the risk of being unable to fulfill its obligations in 2007.  Of these current liabilities, $12.97 million represents short-term borrowings, including the lines of credit with Bank of America and Katahdin Trust Company. MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of options to reduce or defer costs. Based on these steps and current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel costs currently deferred by MPS. Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs. With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs will exceed the cash outflows. These stranded cost free cash flows can be used, in part, to help fulfill these obligations.

The Company’s cash and cash equivalents increased from $363,000 at December 31, 2005, to $905,000 at December 31, 2006. Net Cash Flow Provided by Operating Activity decreased by approximately $282,000 from 2005 to 2006, largely the result of increased net losses in unregulated operations.

The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. Cash flow provided by operating activities in 2006 was $3.63 million, while the net loss for the year was $5.92 million, due to the losses in discontinued operations. The change in deferred regulatory and debt issuance costs was $5.1 million, principally due to the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $915,000 million. Net cash flow provided by financing activities totaled $140,000. During 2006, the Company had debt retirements of $2.43 million, including MPS bond repayments, and other note repayments, as well as MPS’s refinancing of its short-term borrowings. In 2006, the Company increased short-term borrowings by $2.57 million. In 2006, $3.22 million of net cash flow was used for investing activities. The Company invested $3.53 million in fixed assets. During 2006, $850,000 was received for the partial redemption of Maine Yankee common stock.

Cash flow provided by operating activities in 2005 was $3.91 million, while the net loss for the year was $220,000. The change in deferred regulatory and debt issuance costs was $4.13 million, principally from the deferral of additional WS stranded cost, was partially offset by an increase in deferred income taxes of $1.06 million. Net cash flow provided by financing activities totaled $959,000. In 2005, the Company paid $1.23 million in dividends, used $4.23 million for sinking fund payments to retire long-term debt and increased short-term borrowings by $6.2 million. In 2005, $5.43 million of net cash flow was used for investing activities. The Company invested $4.85 million in Fixed Assets. Finally, restricted investments increased $8,000 due to interest earned on the capital reserve fund associated with the FAME bonds and the insurance proceeds held in trust. During 2005, $350,000 was received for the partial redemption of Maine Yankee common stock.

When MAM divests its unregulated operations, the proceeds from the sales, after settlement of any remaining obligations of the unregulated operations, will be applied toward the debt owed by TMG to Katahdin Trust Company. Management cannot warrant that the proceeds from the anticipated sales will be sufficient to repay all of the outstanding debt.

MAM and MPS have a deferred income tax liability of approximately $26.37 million as of December 31, 2006, $13.84 million of which is associated with the deferred fuel stranded costs. As the stranded cost free cash flow commences in 2007, this deferred tax liability will begin to reverse, triggering higher income tax liabilities in the years these funds are recovered. A portion of the stranded cost free cash flow will be required to settle these liabilities.

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America. This loan has interest payable on the last day of each month beginning at June 30, 2006, until full payment of any outstanding principal at a rate of the Bank’s prime rate plus 1%. The rate at December 31, 2006, was 9.25%. This term loan was available to the Company until December 31, 2006, or earlier if the loan principal was paid down. Minimum principal payments in the amount of $140,000 at the end of each month began on January 31, 2007, and end the earlier of December 31, 2007, or until the loan is fully repaid. As of December 31, 2006, there was $1.7 million outstanding on this term note, with no additional amounts available.

On October 7, 2005, MPS arranged a three-year, $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2006, there was $8.0 million outstanding on this line of credit, with $2.0 million available.

On October 21, 2005, MAM arranged a new, three-year $4.0 million revolving line of credit with Bank of America for working capital, letters of credit and the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit. Of this $4.0 million line of credit, $1.73 million is in the form of a letter of credit (“LOC”) securing a loan from Royal Bank of Canada which loan was used as a portion of the funds to acquire Cornwallis Court Developments. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. At December 31, 2006, there was $2.27 million outstanding on this line of credit, with no additional availability.

The Maricor Group has a revolving credit arrangement with Katahdin Trust Company for borrowings up to $1 million. This revolving credit arrangement was arranged on November 29, 2005, is for a term of one year and is subject to extension with the consent of the bank. This facility was renewed on November 29, 2006, with an amendment of the interest rate margin from 2.75% to 3.25%, and effective June 30, 2007, the availability of the revolving line of credit will be reduced to $800,000. All other terms and conditions remained the same. As of December 31, 2006, there was $1 million outstanding under the revolving credit arrangement at a variable interest rate of three month LIBOR plus 3.25%. Under the terms of the credit agreement with Katahdin Trust Company, the $1 million TMG line of credit must be repaid in full for at least one 30-day period during each year. On July 19, 2006, Katahdin Trust Company waived this requirement for 2006. This facility replaced the $1 million revolving credit facility previously with TD BankNorth N.A.

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

MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company for the third quarter of 2006 and the fourth quarter of 2006. Bank of America and Katahdin Trust Company granted waivers from compliance with the interest coverage ratio requirements for both the third and fourth quarters. The waivers included three provisions. First, waiver fees totaling $56,000 were assessed.  Second, a modification was made to the interest coverage ratio requirements for 2007 for the Bank of America $1.7 million term note, the Bank of America $4.0 million line of credit and the Katahdin Trust Company $1.0 million line of credit.  For the three, six and twelve months ended March 31, June 30 and December 31, 2007, MAM must meet a 1.75:1 interest coverage ratio, calculated as earnings before interest and income taxes divided by interest expense.  For the nine months ended September 30, 2007, 1.25:1 is the minimum ratio required. The third provision is the conversion of the Bank of America $4.0 million line of credit from a revolving credit agreement to a term note, effective March 13, 2007. With this conversion, the principal balances must be repaid at a rate of $40,000 per month, beginning January 31, 2008.

Due to negative cash flows from stranded cost deferrals for MPS and cash requirements for TMG, Maricor Properties and MTI, Management worked to ensure the Company had adequate credit facilities for 2006 to cover sinking fund payments, construction activities and other financial and working capital obligations.

Capital Resources

The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $2.5 million of first mortgage bonds and $15.8 million of second mortgage bonds without bondable property additions.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, 7-year term loan with Fleet National Bank (now Bank of America). The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of LIBOR plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

On November 29, 2005, The Maricor Group entered into a $2.2 million, secured, five-year term loan with Katahdin Trust Company. The proceeds of the loan were used to repay and refinance the $2.2 million term loan from TD BankNorth N.A. The loan requires interest-only payments at a variable interest rate of Three-Month LIBOR, plus 2.75% through November 29, 2007. Monthly, principal payments of approximately $18,300 commence December 29, 2007, with a final payment of $1.54 million at maturity on December 29, 2010. This loan is guaranteed by MAM and by The Maricor Group, Canada Ltd. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require The Maricor Group to maintain a minimum debt service coverage ratio.

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

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2006, and is due in 2021. On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9 million, with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York had separately issued its direct pay letter of credit (“LOC”) for the benefit of the holders of each series of bonds. Both LOC’s were due to expire in June 2006.

On February 28, 2006, Bank of America issued LOC’s to replace those of Bank of New York. The new LOC’s are due to expire on January 31, 2009. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002. For the 2000 series, MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series. For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods. For both series, MPS has continued to use the weekly interest rate period. Since issuance, the average of these weekly rates was 2.85% and 2.22% for the 1996 Refunding Series and the 2000 Series, respectively. In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank, now Bank of America, for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series. By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

On May 29, 1998, FAME issued $11.54 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “Notes”) on behalf of MPS. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and TD BankNorth N.A. (previously Peoples Heritage Bank), Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate

Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee. MPS issued $4 million of its first mortgage bonds and $7.54 million of second mortgage bonds. The MPUC also approved the execution of an interest rate swap agreement with Fleet National Bank (now Bank of America) for the remaining term of the issue with an effective fixed rate of 2.79%.

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

•       The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (the initial two year period shall be April 1, 2001 through March 31, 2003.) The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2006, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

•       Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required. The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•       MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed fifty million dollars (US$50,000,000) and such amount will exclude retained earnings from Energy Atlantic (now inactive), provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

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

Based on the decommissioning of the Maine Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2006, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $7.74 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

In accordance with its 1999 FERC rate case settlement, on October 20, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, MY also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, MY proposed to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. On September 16, 2004, the FERC approved the new rates pursuant to a settlement reached by the active parties the reflected substantially similar terms to those proposed by MY in its October 2003 filing. MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

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

As an interim measure until the DOE meets its contractual obligation to dispose of its spent fuel, MY constructed an ISFSI, utilizing dry-cask storage, on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. MY’s current cost estimate is based on an assumption of long-term on-site storage.

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Regulatory Proceedings

For regulatory proceedings, see Part I, Item 3, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk

The following represents Maine & Maritimes Corporation’s more significant risks. While every effort is made to describe the character of the organization’s risks, it cannot warrant that this list is all inclusive. The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

(a)          MAM and its subsidiaries are faced with interest rate risk on the MAM $4.0 million Bank of America line of credit, the TMG $2.0 term note and $1.0 million line of credit with Katahdin Trust Company, and the MPS line of credit.

The Company also had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.42% and 4.53%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of December 31, 2006, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $3.18 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures. See Item 8 of this Form 10-K, Note 7 to the Consolidated Financial Statements, “Accumulated Other Comprehensive Income (Loss),” which is hereby incorporated by this reference, for a discussion on the impact on MPS’s financial statements and further description of the interest rate swaps.

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

(c)          Transactions with Me&NB; The Maricor Group, Canada Ltd; and MAM’s investment in Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

(d)         The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries. Part of the consideration was MAM stock. In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The

Maricor Group (or the applicable subsidiary) agreed to pay the difference. There are currently 27,723 shares outstanding pursuant to this kind of agreement. At a market price of $15.18 per share at December 31, 2006, the total exposure is approximately $606,000. A $1 decrease in MAM’s stock price would increase this obligation by approximately $28,000. A $1 increase in MAM’s stock price would decrease this obligation by approximately $28,000.

Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets. Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 9, 2009, subject to some other conditions. To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maine & Maritimes Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules for the years ended December 31, 2006, 2005 and 2004, listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index at Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedules referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2006, 2005 and 2004.

Vitale, Caturano & Co., Ltd.
Boston, MA
March 7, 2007

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations
(In thousands of dollars, except share information)

	Year Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated Revenues	$35,601	$34,299	$33,733
Operating Expenses
Regulated Operation & Maintenance	15,266	14,352	14,065
Unregulated Operation & Maintenance(1)	1,960	2,019	1,254
Depreciation	2,908	2,782	2,636
Amortization of Stranded Costs	10,960	10,533	10,011
Amortization of Intangibles	155	365	194
Taxes Other Than Income	1,807	1,705	1,603
Provision for Income Taxes—Regulated	1,575	1,506	1,234
Benefit of Income Taxes—Unregulated(1)	(1,057)	(863)	(531)
Total Operating Expenses	33,574	32,399	30,466
Operating Income	2,027	1,900	3,267
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	283	(50)	218
Interest and Dividend Income	20	24	1
Allowance for Equity Funds Used During Construction	—	23	42
Provision for Income Taxes	(1)	(2)	(7)
Other—Net	(139)	(112)	(306)
Total	163	(117)	(52)
Income Before Interest Charges	2,190	1,783	3,215
Interest Charges
Long-Term Debt and Notes Payable	3,021	2,370	2,240
Less Stranded Costs Carrying Charge	(1,635)	(1,427)	(1,289)
Less Allowance for Borrowed Funds Used During Construction	—	(8)	(15)
Total	1,386	935	936
Net Income from Continuing Operations	804	848	2,279
Discontinued Operations (Note 3)
Estimated Loss on Sales of Discontinued Operations	(5,750)	—	—
Loss from Operations	(5,308)	(1,802)	(1,485)
Benefit of Income Taxes	4,333	734	524
Loss from Discontinued Operations	(6,725)	(1,068)	(961)
Net (Loss) Income Available for Common Stockholders	$(5,921)	$(220)	$1,318
Average Shares Outstanding	1,637,815	1,636,322	1,612,696
Basic Earnings Per Share of Common Stock From Continuing Operations	$0.49	$0.52	$1.42
Basic Loss Per Share of Common Stock From Discontinued Operations	(4.11)	(0.65)	(0.60)
Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(3.62)	$(0.13)	$0.82
Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.49	$0.52	$1.40
Diluted Loss Per Share of Common Stock From Discontinued Operations	(4.11)	(0.65)	(0.60)
Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(3.62)	$(0.13)	$0.80

(1)           Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility, and Mecel Properties.

 See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(In thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Cash Flow From Operating Activities
Net (Loss) Income	$(5,921)	$(220)	$1,318
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Depreciation	2,908	2,782	2,636
Amortization of Intangibles	155	365	194
Amortization of Seabrook Costs	1,110	1,110	1,110
Write-off of Unrecoverable Cancelled Transmission Plant	81	—	—
Amortization of Cancelled Transmission Plant	254	—	—
Bad Debt Expense	139	(105)	329
Deferred Income Taxes—Net	915	1,058	956
Deferred Investment Tax Credits	(25)	(25)	(28)
Loss on Disposal of Fixed Assets	—	—	69
Allowance for Funds Used During Construction	—	(31)	(57)
Change in Deferred Regulatory and Debt Issuance Costs	(5,100)	(4,128)	(4,594)
Amortization of Wheelabrator-Sherman Upfront Payment	1,451	1,451	1,451
Change in Benefit Obligations	475	304	1,143
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(300)	699	(1,976)
Other Current Assets	37	74	202
Accounts Payable	1,799	(756)	974
Other Current Liabilities	(543)	557	13
Other—Net	730	1,465	180
Adjustments to Operating Cash Flows from Continuing Operations	4,086	4,820	2,602
Adjustments Relating to Discontinued Operations—Operating Activiites	2,011	(692)	(1,332)
Adjustments Relating to Discontinued Operations—Estimated Loss on Sale	3,450	—	—
Adjustments to Operating Cash Flows from Discontinued Operations	5,461	(692)	(1,332)
Net Cash Flow Provided By Operating Activities	$3,626	$3,908	$2,588
Cash Flow From Financing Activities
Dividend Payments	—	(1,227)	(1,834)
Retirements of Long-Term Debt	(2,430)	(4,225)	(1,500)
Additions of Long-Term-Debt	—	—	8,000
Short-Term Borrowings (Repayments), Net	2,570	6,200	(2,481)
Borrowings of Discontinued Operations	—	211	2,200
Net Cash Flow Provided By Financing Activities	$140	$959	$4,385
Cash Flow From Investing Activities
Stock Redemption from Associated Company	850	350	200
Cash Paid for Stock Contingencies from Acquisition Agreements	(244)	(203)	—
Change in Restricted Investments	(5)	(8)	(66)
Investment in Fixed Assets	(3,532)	(4,845)	(6,541)
Investing Activities and Acquisitions of Discontinued Operations	(293)	(728)	(3,908)
Net Cash Flow Used For Investing Activities	$(3,224)	$(5,434)	$(10,315)
Increase (Decrease) in Cash and Cash Equivalents	542	(567)	(3,342)
Cash and Cash Equivalents at Beginning of Period	363	930	4,272
Cash and Cash Equivalents at End of Period	$905	$363	$930
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,135	$2,884	$2,064
Income Taxes	$70	$4	$303
Non-Cash Investing Activities:
Value of Common Stock Issued for Acquisition	$—	$—	$1,677
Value of Preferred Stock Issued for Acquisition	$—	$950	$—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands of dollars)

	December 31,
	2006	2005
ASSETS
Plant
Electric Plant in Service	$101,085	$98,998
Non-Utility Plant	542	489
Less Accumulated Depreciation	(41,980)	(40,148)
Net Plant in Service	59,647	59,339
Construction Work-in-Progress	499	1,588
Plant Assets of Continuing Operations	60,146	60,927
Plant Assets of Discontinued Operations, net	428	1,935
Total	60,574	62,862
Investments in Associated Companies	1,500	1,956
Net Plant and Investments in Associated Companies	62,074	64,818
Current Assets:
Cash and Cash Equivalents	905	363
Accounts Receivable (less allowance for uncollectible accounts of $155 in 2006 and $162 in 2005)	6,709	6,386
Accounts Receivable from Associated Companies	364	604
Unbilled Revenue from Utility	1,150	1,071
Inventory	646	600
Prepayments	278	359
Current Assets of Discontinued Operations	3,475	4,271
Total	13,527	13,654
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	7,743	10,795
Recoverable Seabrook Costs	10,559	11,669
Regulatory Assets—Deferred Income Taxes	5,923	5,794
Regulatory Assets—Post-Retirement Medical Benefits	2,205	115
Deferred Fuel and Purchased Energy Costs	34,689	29,906
Regulatory Asset—Power Purchase Agreement Restructuring	—	1,451
Cancelled Transmission Plant	508	—
Unamortized Premium on Early Retirement of Debt	1,100	1,308
Deferred Regulatory Costs	1,677	1,334
Total	64,404	62,372
Other Assets
Unamortized Debt Issuance Costs	502	397
Restricted Investment (at cost, which approximates market)	2,458	2,453
Miscellaneous	1,049	1,119
Other Assets of Discontinued Operations	4,233	6,490
Total	8,242	10,459
Total Assets	$148,247	$151,303

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities
(In thousands of dollars)

	December 31,
	2006	2005
Capitalization (see accompanying statements):
Shareholders’ Equity	$41,527	$47,785
Long-Term Debt	27,840	30,343
Long-Term Debt of Discontinued Operations	2,182	2,200
Total	71,549	80,328
Current Liabilities:
Long-Term Debt Due Within One Year	2,685	2,612
Notes Payable to Banks	11,970	9,400
Accounts Payable	5,024	3,667
Accounts Payable—Associated Companies	247	250
Accrued Employee Benefits	1,424	979
Customer Deposits	149	36
Taxes Accrued	—	827
Interest Accrued	246	123
Other Current Liabilities	47	—
Current Liabilities of Discontinued Operations	2,921	1,938
Total	24,713	19,832
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,572	5,683
Carrying Value of Interest Rate Hedge	1,636	1,387
Uncollected Maine Yankee Decommissioning Costs	7,743	10,795
Other Regulatory Liabilities	382	458
Deferred Income Taxes	26,372	26,833
Accrued Postretirement Benefits and Pension Costs	8,631	4,656
Investment Tax Credits	81	106
Miscellaneous	1,241	563
Other Liabilities of Discontinued Operations	327	662
Total	51,985	51,143
Commitments, Contingencies, and Regulatory Matters (Note 12)
Total Capitalization and Liabilities	$148,247	$151,303

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Common Shareholders’ Equity
(In thousands of dollars, except share information)

	Number of Shares
	Common	Preferred	Common		Preferred
	Issued and	Issued and
	Outstanding	Outstanding	Par		Par			Accumulated
	(5,000,000	(500,000	Value*		Value*			Other
	shares	shares	Issued	Paid-In	Issued	Paid-In	Retained	Comprehensive
	authorized)	authorized)	($7/Share)	Capital	($0.01/Share)	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2003	1,580,512	—	$ 11,064	$ 165	$ —	$ —	$ 36,476	$ (717)	$ 46,988
New Stock Issued	55,142		386	1,319					1,705
Net Income							1,318		1,318
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $319								478	478
Interest Rate Hedge, Net of Tax Benefit of $114								(172)	(172)
Total Other Comprehensive Income									306
Total Comprehensive Income									1,624
Dividend ($1.34 per common share)							(2,160)		(2,160)
Balance, December 31, 2004	1,635,654	—	$ 11,450	$ 1,484	$ —	$ —	$ 35,634	$ (411)	$ 48,157
New Stock Issued	1,125	9,500	8	25	—	950			983
Stock Contingency from Acquisitions (see Note 14)				(122)					(122)
Net Loss							(220)		(220)
Other Comprehensive Income:									—
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $98								153	153
Unrealized Gain on Investments Available for Sale, net of Tax Provision of $7								11	11
Interest Rate Hedge, Net of Tax Provision of $33								51	51
Total Other Comprehensive Income									215
Total Comprehensive Loss									(5)
Dividend ($0.75 per common share)							(1,227)		(1,227)
Balance, December 31, 2005	1,636,779	9,500	11,458	$ 1,387	$ —	$ 950	$ 34,187	$ (196)	$ 47,786
New Stock Issued	1,600		11	14					25
Stock Contingency from Acquisitions (see Note 14)				(147)					(147)
Net Loss							(5,921)		(5,921)
Other Comprehensive (Loss) Income:									—
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $49								(73)	(73)
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $3								6	6
Interest Rate Hedge, Net of Tax Benefit of $100								(149)	(149)
Total Other Comprehensive Loss									(216)
Total Comprehensive Loss									(6,137)
Balance, December 31, 2006	1,638,379	9,500	$ 11,469	$ 1,254	$ —	$ 950	$ 28,266	$ (412)	$ 41,527

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Long-Term Debt

	December 31,
	2006	2005
	(In thousands of dollars)
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021—Variable Interest Payable Monthly (4.0% as of December 31, 2006)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Payable Monthly (4.0% as of December 31, 2006)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Payable Monthly (5.4% as of December 31, 2006)	3,175	5,005
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Payable Monthly (6.85% as of December 31, 2006)	4,750	5,350
Total Outstanding	30,525	32,955
Less—Amount Due Within One Year	2,685	2,612
Total—Continuing Operations	27,840	30,343
The Maricor Group
Katahdin Trust Company $2,200,000, 5 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly, Interest Only Through November 29, 2007 (8.12% as of December 31, 2006)	2,200	2,200
Total Outstanding	2,200	2,200
Less—Amount Due Within One Year	18	—
Total—Discontinued Operations	2,182	2,200
Total Long-Term Debt	$30,022	$32,543

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

	Continuing	Discontinued
	Operations	Operations	Total
2007	$2,685	$18	$2,703
2008	2,080	220	2,300
2009	975	220	1,195
2010	1,140	1,742	2,882
2011	1,045	—	1,045
Thereafter	22,600	—	22,600
	$30,525	$2,200	$32,725

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.                 ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned subsidiaries and affiliates:

1.                Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd;

2.                The Maricor Group and its wholly-owned United States subsidiary The Maricor Group New England and wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd, classified as discontinued operations;

3.                Maricor Technologies, Inc., a wholly-owned United States subsidiary, classified as discontinued operations; and

4.                Energy Atlantic, LLC, an inactive subsidiary.

MAM is also a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd. MAM retained 100% “economic ownership” of Mecel with the sale of 50% of the rest of Maricor Properties in June 2006. Maricor Properties is a 50% owner of Maricor Ashford Ltd, a joint venture with Ashford Investments Ltd. MAM is not the primary beneficiary of Maricor Properties under FIN 46(R), and, therefore, its investment in Maricor Properties, excluding Mecel, is accounted for under the equity method in these financial statements. Because MAM remained primary beneficiary of Mecel, this entity is consolidated in these financial statements.

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries, including MPS, TMG, and Maricor Properties Ltd own all the common stock of their secondary subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”

All inter-company transactions between MAM and its direct and indirect subsidiaries have been eliminated in consolidation.

Labor Agreements

Approximately 37% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. The key provisions of this contract include wage increases of 4.0% for the first year and 3.25% for each year thereafter, increases in contributions to health insurance premiums, deductibles, medical and prescription co-payments to be paid by the employees, and ineligibility for pension and post-retirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. To compensate new employees covered under the collective bargaining agreement for their ineligibility for the pension plan, they receive a 4.0% match under the Company’s 401(k) plan. This agreement was amended October 25, 2006, to reflect the freeze on future salary and service accruals effective December 31, 2006, for current employees in the Company’s Pension Plan. Refer to Note 10 of these financial statements for more information regarding the terms of the pension freeze.

Regulations

MPS is subject to the regulatory authority of the Maine Public Utilities Commission (“MPUC”) and the Federal Energy Regulatory Commission (“FERC”). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman (“WS”) fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized, accordingly. Beginning March 1, 2002, and until the WS contract terminated in December 2006, the excess of the cost over the sales price of WS fuel was deferred. The resulting deferred asset is expected to be collected in future rates as approved by the MPUC.

Regulatory Assets and Liabilities

Pursuant to Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation,” the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2006, $64.4 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

MPS records an estimate for revenue for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the

MPUC. During 2006 and 2005, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS has deferred $744,000 and $495,000 as of December 31, 2006 and 2005, respectively. Recovery of this special discount will begin in 2007.

Maricor Technologies, Inc. is engaged as a seller and licensor of software. Generally, revenue will be recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended, and Statement of Position No. 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”  For multiple element license arrangements, the license fee is allocated to the various elements based on evidence of fair value. When a multiple element arrangement includes rights to post-contract customer support, the portion of the license fee allocated to support is recognized ratably over the term of the arrangement.

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

In accordance with normal practice in the construction industry, The Maricor Group includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Deferred contract revenues related to The Maricor Group’s contracts were $139,000 and $132,000 at December 31, 2006 and 2005, respectively. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred. Unbilled contract revenue related to The Maricor Group’s contracts was $1.15 million and $816,000 at December 31, 2006 and 2005, respectively.

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

Goodwill resulted from the acquisitions of Eastcan, M&R, Pace and RES. For impairment testing purposes, the reporting unit was defined as the acquired operations. For these acquisitions, the operations acquired became the mechanical and electrical engineering components of TMGC and TMGNE.

MAM selected November 30 as the date for their annual impairment test. In accordance with SFAS 142, based on the performance of TMGNE’s mechanical and electrical engineering operations, an interim impairment test was performed during the third quarter of 2006, and the goodwill recorded as a result of the RES acquisition of $2.55 million was written off.

The annual goodwill impairment test was performed as of November 30, 2006, for TMGC. Based on the mechanical and electrical engineering service line of TMGC, Management has concluded that no impairment existed as of November 30, 2006. The losses incurred to date by TMGC have been a result of new service lines outside the scope of the core mechanical and electrical engineering business acquired, plus the additional costs associated with operating as part of a publicly traded company, as opposed to being an independent, private organization.

The probable sale of TMG includes the overall operations of the segment, including both the reporting unit valued in the November 30 impairment test and the other  business lines. Due to the loss incurred in these other lines, the estimated sales price overall is lower than the estimated value of the reporting unit, and an estimated loss on the sale is probable. Therefore, the goodwill associated with TMGC was largely written off as of December 31, 2006. This write-off was the majority of the estimated loss on the sale, shown under discontinued operations in the Consolidated Statement of Operations.

Amortizable Intangible Assets

The Company had identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets were identified as the expected profit from the backlog of projects in progress as of the date of acquisition and from the value derived from the client lists from these service firms. These assets were amortized over their estimated useful lives, which are approximately one year for the backlog and three years for the client lists. The remaining intangible assets of $67,000 were written off and included in the estimated loss on sale.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize unrecognized gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs.

With the adoption of SFAS 158 at December 31, 2006, MPS was required to recognize a liability for the under-funded status of its pension and post-retirement medical plans based on the projected benefit obligation, instead of accumulated benefit obligation. This resulted in an additional liability, net of tax, of approximately $2.11 million. MPS received permission from the MPUC on March 12, 2007, in Docket No. 2007-057, to defer this obligation as a regulatory asset.

For additional information on the Company’s benefit plans, see Note 10 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2006, and 2005, Management evaluated the deferred tax asset valuation and determined that no valuation allowance was needed.

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

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company’s adoption of SFAS 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. SFAS 143 provides that if the requirements of SFAS 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. Based on the cost of removal inherent in MPS’s depreciation rates from the depreciation study in effect, as of December 31, 2006 and 2005, accrued removal obligations totaling approximately $4.7 million and $4.4 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation,” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as referring to  “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.”  Based on this interpretation, as of December 31, 2006 and 2005 MPS recognized a specific asset retirement obligation of $832,000 and $1.30 million, respectively, associated with the Poly Chlorinated Bi-Phenol Transformer phase-out program mandated by the state of Maine, by reducing accumulated depreciation and increasing the accrued removal obligation. This adjustment did not impact net income.

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

Foreign Exchange

MAM accounts for the operations of its Canadian subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation.”  Income statement activity is translated at the average rate for the period. The balance sheet is translated at the exchange rate as of the end of the period. During 2006 and 2005, this impact (decreased) increased other comprehensive income by $(73,000) and $153,000, respectively, net of income tax.

Accounts Receivable & Reserve

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history, as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its various individual customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

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

Depreciation and Amortization

Most of the utility plant depreciation is provided on a composite basis using the straight-line method, while computer equipment and vehicles are depreciated on a single unit basis. Both types of rates are approved by the MPUC and the FERC, and were most recently updated with the 2006 distribution and transmission rate cases. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.05%, 3.22% and 3.21% for 2006, 2005 and 2004, respectively.

Depreciation of fixed assets at TMG and Maricor Properties is straight-line based on the remaining useful life of the asset. Buildings are depreciated over 25 years, new computer hardware is depreciated over approximately three years; leasehold improvements are depreciated over the life of the lease; and office equipment is depreciated over three to five years. Each of these depreciation categories utilizes a half-year convention.

Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and other deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (See Note 12, “Commitments, Contingencies and Regulatory Matters—Seabrook Nuclear Power Project”).

Investments in Associated Companies

The Company records its investments in Associated Companies (See Note 5, “Investments in Associated Companies”) using the equity method.

Pledged Assets

The assets of MPS, including the common stock of Me&NB, is pledged as collateral for the first and second mortgage and collateral trust bonds of MPS. Substantially all of the assets of MAM, excluding those of MPS, are pledged as collateral for the Bank of America financing. All of the asset of TMG are pledged as collateral for the Katahdin Trust Company debt.

Inventory

Inventory is stated at average cost, and consists primarily of assets used in the construction and maintenance of utility property, including poles and wire.

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

Restricted Investments

At December 31, 2006, the Company had $2.46 million of restricted investments. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.39 million of the restricted investments. Approximately $69,000 of insurance proceeds on an MPS substation incident is also held by the Trustee of MPS’s first and second mortgage bonds. At December 31, 2005, the Company’s restricted investments balance of $2.45 million represented the $2.39 million Capital Reserve Fund and $66,000 of insurance proceeds.

Stock Option Plan

At December 31, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plan.” The Company accounts for this plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Accounting for Stock Based Compensation.”

Stock Plan for Outside Directors

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 13,836 shares have been issued, with 6,164 remaining available for issuance.

Preferred Shares

In February 2005, MAM issued 9,500 shares of convertible preferred stock in conjunction with the acquisition of software now owned by MTI. The entity to which these securities were issued was HCI Systems Asset Management, LLC. In February 2007, 3,000 shares of preferred stock were converted into 12,078 shares of common stock. The remaining 6,500 preferred shares will convert into a minimum of 26,000 shares of common stock in February 2009.

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

Reclassifications

The reclassification of the unregulated engineering services and unregulated software technology segments from continuing operations to discontinued operations have been made to the 2005 and 2004 financial statement amounts in order to conform to the 2006 presentation. Further, the unregulated real estate segment reported in the 2005 and 2004 financial statements has been reclassified to the equity method, instead of consolidated, also to conform to the 2006 presentation.

New Accounting Pronouncements

Employers’ Accounting for Defined Benefit Pension and Other Post—Retirement Plans

In September 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension

and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”   This statement requires employers to recognize on their Balance Sheet an asset for a pension or other postretirement plan’s over-funded status, and a liability for an underfunded plan. The assets and obligations of the plans must be measured at the end of the fiscal year. Changes in the funded status of a defined benefit postretirement plan must be recognized in the year in which the changes occur, and will be reported in other comprehensive income (“OCI”). This guidance became effective to the Company on December 31, 2006.

Management notes that the Maine Public Service Company (“MPS”) Pension Plan and Postretirement Medical Plan are both within the scope of this guidance. Due to the adjustments to service cost arising from the December 31, 2006 pension service and salary freeze, the accumulated benefit obligation and projected benefit obligation are now the same for that plan. As a result, no additional accrual beyond the amount accrued under the guidance in SFAS 87 is required. Under the Post-Retirement Medical Plan, an additional liability of $3.52 million was recorded, offset by a $2.11 million regulatory asset and deferred income taxes.

Under Docket No. 2007-057, MPS sought an accounting order allowing the Company to reclassify the offset to this liability from Other Comprehensive Income in Shareholders’ Equity to a Regulatory Asset. This approval was granted on March 12, 2007, and the $2.11 million offset, net of deferred income taxes, was recorded on the Balance Sheet within the line “Regulatory Asset—Postretirement Medical Benefits.”

Fair Value Measurements

Also in September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This standard provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit the use of fair value measurements for assets or liabilities, but does not expand the use of fair value measurements in new circumstances. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard established a fair value hierarchy to be used to determine the method of determining this price. The highest weight is given to quoted prices in active markets. The lowest weight is given to unobservable data. Fair value measurements must be separately disclosed by their level in this fair value hierarchy, with additional disclosure required for the effect on earnings when fair value measurements are based on unobservable data. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged when the reporting entity has not issued financial statements for the fiscal year of adoption. This statement is not anticipated to have a material impact on the Company’s financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006. This guidance interprets SFAS 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions. Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices. The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available. The Company has performed a preliminary assessment under FIN 48, and does not anticipate a significant impact to the financial statements as a result of this guidance.

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

The foreign income taxes include only the Canadian income taxes for Maine & New Brunswick and Mecel. The Canadian operations of TMG are consolidated in the MAM US tax return as a division and are included in Federal income taxes.

	2006	2005	2004
	(In thousands of dollars)
Current income taxes
Federal	$—	$(732)	$(493)
State	—	(87)	68
Foreign	17	(138)	(45)
Total current income taxes	17	(957)	(470)
Deferred income taxes
Federal	$(3,654)	$813	$585
State	(152)	80	99
Total deferred income taxes	(3,806)	893	684
Investment credits, net	(25)	(25)	(28)
Total income taxes	$(3,814)	$(89)	$186
Allocated to:
Operating income
—Regulated	$1,575	$1,506	$1,234
—Unregulated	(1,057)	(863)	(531)
Subtotal	518	643	703
Discontinued Operations	(4,333)	(734)	(524)
Total Operating	(3,815)	(91)	179
Other income	1	2	7
Total	$(3,814)	$(89)	$186

The effective income tax rates differ from the U.S. statutory rate as follows:

	2006	2005	2004
Statutory Rate	34.0%	34.0%	34.0%
State Income Taxes	6.0	4.6	5.1
Carrying Charge	0.0	0.0	(5.3)
Book to Accrual Adjustments	(2.6)	3.8	(12.6)
Equity Earnings in Joint Venture Companies, less Dividends	0.6	5.6	(1.6)
Depreciation Flow-through on Property	0.0	(19.3)	(3.8)
Investment Tax Credit Amortization	0.3	8.0	(1.9)
Other	0.9	(7.9)	(1.2)
Effective Rate	39.2%	28.8%	12.7%

The stranded cost carrying charges item of (5.3)% in 2004 relates to January and February 2004 only. During the course of Docket No. 2003-666, the MPUC reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of stranded cost. Under the Stipulation approved in Docket No, 2003-666, MPS records deferred income tax expense associated with the deferred fuel carrying charges during the rate effective period from March 1, 2004, through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery.

The book to accrual adjustments of (2.6)%, 2.8%, and (12.6)% in 2006, 2005 and 2004, respectively, represent tax true-up items associated with revised tax estimates. These items are an empowerment zone credit wage add-back, true-up of the tax amortization of goodwill, a true-up of taxable dividends received from a joint venture company, and the recognition of 2001 and 2002 income tax reserves in 2004.

The equity earnings in joint venture companies items of 0.6%, 3.8%, and (1.6)% in 2006, 2005 and 2004, respectively, relate to MPS’s interest in two joint venture companies, Maine Yankee and MEPCO. MPS’s net income includes the equity earnings from these two companies, which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income. Deferred taxes are not provided on the equity earnings or the dividends since these companies dividend substantially all of their earnings on a quarterly basis.

According to regulated utility income tax accounting rules, MPS does not provide deferred income tax on certain timing differences related to accelerated depreciation on Asset Depreciation Range property which was originally placed in service during the years 1971 through 1980. The depreciation flow-through on ADR property items of (19.3)% in 2005 and (3.8)% in 2004 relate to tax depreciation on this property. In 2006, the impact on the effective rate was minimal, as most of this property is now fully depreciated.

The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2006	2005	2004
Temporary Differences at Statutory Rates:
Seabrook	$(613)	$(613)	$(614)
Liberalized Depreciation	88	262	478
Deferred Fuel	1,908	1,740	1,808
Deferred Regulatory Expenses	90	(146)	(36)
Flexible Pricing Revenue	12	51	58
Accrued Pension & Post-Retirement Benefits	355	7	(335)
Wheelabrator-Sherman Power Purchase Restructuring	(579)	(579)	(579)
Reacquired Debt	1	(77)	(83)
Software Amortization	178	114	—
Cancelled Plant	203	—	—
Net Operating Loss Carryforwards of Continuing Operations	(1,055)	—	—
Discontinued Operations	(4,333)	123	—
Other	(61)	11	(13)
Total Temporary Differences—Statutory Rates	$(3,806)	$893	$684

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2006, 2005 or 2004.

As required by SFAS 109, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of losses expected to be generated from the sale of TMG and MTI, pension and post-retirement benefits and

OCI—interest rate hedge. For the year ended December 31, 2006, Management evaluated the deferred tax asset valuation allowance and determined that no valuation was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Seabrook	$5,737	$6,350
Property	9,526	8,899
Flexible Pricing Revenue	596	584
Deferred Fuel	13,839	11,931
Wheelabrator-Sherman Upfront Payment	—	579
Pension and Post-Retirement Benefits	(1,992)	(938)
Net Operating Loss Carryforwards	(1,055)	—
Other Comprehensive Income	(602)	(519)
Other	323	(53)
Net Accumulated Deferred Income Tax Liability from Continuing Operations	26,372	26,833
Goodwill Impairment Loss	$(1,018)	$—
Estimated Loss on Sale of Discontinued Operations	(2,485)	—
Net Operating Loss Carryforwards	(1,204)	—
Amortization of Goodwill	375	90
Other Comprehensive Income	287	377
Other	(26)	33
Net Accumulated Deferred Income Tax Liability from Discontinued Operations	(4,071)	500
Net Accumulated Deferred Income Tax Liability	$22,301	$27,333

3.                 DISCONTINUED OPERATIONS

Since the resignation of the former CEO in August 2006, the Company has re-assessed its corporate strategy.  As described more fully in Section 7 of the annual report on Form 10-K to which these financial statements are attached, it is probable that this strategy will lead to the divestiture of all unregulated assets within the next twelve months. As a result, both TMG and MTI have been reclassified as discontinued operations in these financial statements, in accordance with FAS 144.

The Maricor Group

As noted above, the Company has embarked on a new course, and it is expected to result in the divestiture of substantially all of the assets reported as the Unregulated Engineering Services operating segment within the next twelve months. The Company recognized a loss from discontinued operations from TMG of $5.45 million in 2006, $754,000 in 2005, and $553,000 in 2004. The majority of the loss in 2006 is attributable to the estimated loss of $2.96 million, net of tax, expected to be incurred on the sale of TMG, the $1.0 million loss from operations for 2006, and the goodwill impairment of $1.53 million, net of tax, recorded in the third quarter of 2006 related to the RES acquisition.

The net loss for TMG is composed of the following:

	2006	2005	2004
Estimated Loss on Sale	$(4,717)	$—	$—
Goodwill Impairment Loss	(2,546)	—	—
Loss From Operations:
Operating Revenue	5,735	5,291	3,412
Expenses	(7,401)	(6,555)	(4,219)
Loss from Operations	(1,666)	(1,264)	(807)
Benefit of Income Taxes	3,478	510	254
Net Loss—Unregulated Engineering Services	$(5,451)	$(754)	$(553)

The TMG balance sheet as of December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Assets:
Cash & Cash Equivalents	$202	$225	$127
Accounts Receivable, Net	1,715	1,551	1,397
Unbilled Contract Revenue	1,155	816	399
Other Current Assets	72	72	107
Current Assets	3,144	2,664	2,030
Fixed Assets, Net of Depreciation	226	538	441
Intangible Assets and Goodwill	162	7,032	5,703
Income Taxes Receivable	875	1,269	638
Deferred Tax Assets	2,495	—	—
Other Assets	—	15	614
Long-Term and Other Assets	3,758	8,854	7,396
Total Assets	$6,902	$11,518	$9,426
Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(4,646)	$1,087	$1,809
Notes Payable to Banks	1,000	1,000	789
Accounts Payable and Accrued Employee Benefits	1,596	747	830
Intercompany Accounts Payable	1,673	2,326	823
Unearned Revenue	139	92	109
Other Current Liabilities	50	429	37
Current Liabilities	4,458	4,594	2,588
Intercompany Notes Payable	4,890	3,637	2,829
Long-Term Debt	2,200	2,200	2,200
Long-Term and Other Liabilities	7,090	5,837	5,029
Total Shareholder’s Equity and Liabilities	$6,902	$11,518	$9,426

Maricor Technologies

As noted above, the Company has embarked on a new course, and it is expected to result in the divestiture of substantially all of the assets reported as the Unregulated Software Technology operating segment within the next twelve months. The Company recognized a loss from discontinued operations from MTI of $1.3 million in 2006 and $318,000 from the time of acquisition in February 2005 through December 31, 2005. An estimated loss of $620,000, net of tax, was recorded in 2006 as a result of the anticipated divestiture of these MTI assets.

The operating revenue and net loss for MTI for 2006 and 2005 is as follows:

	2006	2005
Estimated Loss on Sale	$(1,033)	$—
Loss From Operations:
Operating Revenue	183	115
Expenses	(1,281)	(655)
Loss From Operations	(1,098)	(540)
Benefit of Income Taxes	856	222
Net Loss—Unregulated Software Technology	$(1,275)	$(318)

MTI’s assets, liabilities and shareholder’s equity at December 31, 2006 and 2005 were:

	2006	2005
Assets:
Accounts Receivable, Net	$29	$28
Current Assets	29	28
Fixed Assets, Net of Depreciation	203	1,396
Income Taxes Receivable	329	324
Deferred Tax Assets	586	—
Long-Term and Other Assets	1,118	1,720
Total Assets	$1,147	$1,748
Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(330)	$846
Accounts Payable and Accrued Employee Benefits	133	73
Intercompany Accounts Payable	1,120	554
Unearned Revenue	24	40
Current Liabilities	1,277	667
Other Liabilities	200	235
Other Liabilities	200	235
Total Shareholder’s Equity and Liabilities	$1,147	$1,748

Energy Atlantic

On March 1, 2004, EA suspended all active operations and since that date has been classified as a discontinued operation in accordance with SFAS No. 144. The Company recognized income (loss) from EA discontinued operations of $1,000, $(1,000), and $(408,000), for the years ended December 31, 2006, 2005 and 2004, respectively. The following table summarizes the statement of operations for EA for each of the past three years:

	2006	2005	2004
Revenue	$—	$—	$572
Expenses	—	—	(1,164)
Other Income, Deductions and Interest	2	(3)	(86)
Pretax Income (Loss)	2	(3)	(678)
(Provision for) Benefit of Income Taxes	(1)	2	270
Net Income (Loss)—Unregulated Energy Marketing	$1	$(1)	$(408)

The major classes of assets and liabilities of the discontinued operations included in the Company’s consolidated balance sheets as of December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Assets:
Cash and Cash Equivalents	$—	$—	$183
Income Tax Benefit—Intercompany	334	235	263
Other Assets	—	—	21
Total Assets	$334	$235	$467
Liabilities:
Accounts Payable	$—	$6	$67
Total Liabilities	$—	$6	$67

4.                 SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•       Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•       Unregulated engineering services: The Maricor Group and all of its subsidiaries and product and service lines, classified as discontinued operations;

•       Unregulated software technology: Maricor Technologies, Inc., classified as discontinued operations;

•       Unregulated energy marketing: EA, an inactive subsidiary classified as discontinued operations; and

•       Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility, operations of Mecel Properties and inter-company eliminations.

The segment information for 2005 and 2004 has been reclassified to conform to the 2006 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support services to MPS, TMG, and MTI and their subsidiaries. The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations. The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries. MPS also provides services to MAM and other affiliates. These services are billed to MAM at cost through inter-company transactions.

		Twelve Months Ended December 31, 2006
		Unregulated
	Regulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated Operating Revenue	$35,601	$—	$—	$—	$—	$35,601
Operating Expenses
Regulated Operation & Maintenance	15,266	—	—	—	—	15,266
Unregulated Operation & Maintenance	—	—	—	—	1,960	1,960
Depreciation	2,893	—	—	—	15	2,908
Amortization of Stranded Cost	10,960	—	—	—	—	10,960
Amortization	155	—	—	—	—	155
Taxes Other than Income	1,774	—	—	—	33	1,807
Income Taxes	1,575	—	—	—	(1,057)	518
Total Operating Expenses	32,623	—	—	—	951	33,574
Operating Income (Loss)	2,978	—	—	—	(951)	2,027
Other Income (Deductions)
Equity in Income of Associated Companies	289	—	—	—	(6)	283
Interest and Dividend Income	52	—	—	—	(32)	20
Other Income (Deductions)	(139)	—	—	—	(1)	(140)
Total Other Income (Deductions)	202	—	—	—	(39)	163
Income (Loss) Before Interest Charges	3,180	—	—	—	(990)	2,190
Interest Charges	1,051	—	—	—	335	1,386
Income (Loss) from Continuing Operations	2,129	—	—	—	(1,325)	804
(Loss) Income from Discontinued Operations:
Estimated Loss on Sale	—	(4,717)	(1,033)	—	—	(5,750)
Goodwill Impairment Loss	—	(2,546)	—	—	—	(2,546)
(Loss) Income From Operations	—	(1,666)	(1,098)	2	—	(2,762)
Benefit of (Provision for) Income Taxes	—	3,478	856	(1)	—	4,333
(Loss) Income from Discontinued Operations	—	(5,451)	(1,275)	1	—	(6,725)
Net Income (Loss)	$2,129	$(5,451)	$(1,275)	$1	$(1,325)	$(5,921)
Total Assets	$134,037	$6,902	$1,147	$334	$5,827	$148,247
Capital Expenditures	$3,502	$49	$244	$—	$30	$3,825

		Twelve Months Ended December 31, 2005
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated Operating Revenue	$34,314	$—	$—	$—	$(15)	$34,299
Operating Expenses
Regulated Operation & Maintenance	14,352	—	—	—	—	14,352
Unregulated Operation & Maintenance	—	—	—	—	2,019	2,019
Depreciation	2,781	—	—	—	1	2,782
Amortization of Stranded Cost	10,533	—	—	—	—	10,533
Amortization	365	—	—	—	—	365
Taxes Other than Income	1,671	—	—	—	34	1,705
Income Taxes	1,506	—	—	—	(863)	643
Total Operating Expenses	31,208	—	—	—	1,191	32,399
Operating Income (Loss)	3,106	—	—	—	(1,206)	1,900
Other Income (Deductions)
Equity in Income of Associated Companies	182	—	—	—	(232)	(50)
Interest and Dividend Income	55	—	—	—	(31)	24
Other Income (Deductions)	(39)	—	—	—	(52)	(91)
Total Other Income (Deductions)	198	—	—	—	(315)	(117)
Income (Loss) Before Interest Charges	3,304	—	—	—	(1,521)	1,783
Interest Charges	1,040	—	—	—	(105)	935
Income (Loss) from Continuing Operations	2,264	—	—	—	(1,416)	848
(Loss) Income from Discontinued Operations:
(Loss) Income From Operations	—	(1,264)	(540)	(3)	5	(1,802)
Benefit of Income Taxes	—	510	222	2	—	734
(Loss) Income from Discontinued Operations	—	(754)	(318)	(1)	5	(1,068)
Net Income (Loss)	$2,264	$(754)	$(318)	$(1)	$(1,411)	$(220)
Total Assets	$137,440	$11,518	$1,748	$235	$362	$151,303
Capital Expenditures	$4,822	$238	$446	$—	$23	$5,529

		Twelve Months Ended December 31, 2004
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Regulated Operating Revenue	$33,734	$—	$—	$—	$(1)	$33,733
Operating Expenses
Regulated Operation & Maintenance	14,065	—	—	—	—	14,065
Unregulated Operation & Maintenance	—	—	—	—	1,254	1,254
Depreciation	2,635	—	—	—	1	2,636
Amortization of Stranded Cost	10,011	—	—	—	—	10,011
Amortization	194	—	—	—	—	194
Taxes Other than Income	1,603	—	—	—	—	1,603
Income Taxes	1,234	—	—	—	(531)	703
Total Operating Expenses	29,742	—	—	—	724	30,466
Operating Income (Loss)	3,992	—	—	—	(725)	3,267
Other Income (Deductions)
Equity in Income of Associated Companies	204	—	—	—	14	218
Interest and Dividend Income	17	—	—	—	(16)	1
Other Income (Deductions)	(186)	—	—	—	(85)	(271)
Total Other Income (Deductions)	35	—	—	—	(87)	(52)
Income (Loss) Before Interest Charges	4,027	—	—	—	(812)	3,215
Interest Charges	985	—	—	—	(49)	936
Income (Loss) from Continuing Operations	3,042	—	—	—	(763)	2,279
(Loss) Income from Discontinued Operations:
Loss From Operations	—	(807)	—	(678)	—	(1,485)
Benefit of Income Taxes	—	254	—	270	—	524
Loss from Discontinued Operations	—	(553)	—	(408)	—	(961)
Net Income (Loss)	$3,042	$(553)	$—	$(408)	$(763)	$1,318
Total Assets	$137,742	$9,426	$—	$467	$3,041	$150,676
Capital Expenditures	$6,276	$258	$—	$—	$265	$6,799

The following tables present the operations and assets of the Company by geographic location:

Financial Information about Foreign and Domestic Operations
(In thousands of U.S. dollars)

	2006	2005	2004
Revenue:
Operating Revenue from Domestic Operations:
Maine Public Service Company	$35,601	$34,314	$33,734
Other(1)	—	(15)	(1)
Operating Revenue	35,601	34,299	33,733
Intercompany Revenue:
Intercompany Revenue from Domestic Operations:
Maine Public Service Company	$—	$15	$—
Intercompany Revenue	—	15	—
Operating Income (Loss):
Operating Income (Loss) from Domestic Operations:
Maine Public Service Company	$2,989	$3,118	$4,009
Other(1)	(1,007)	(1,250)	(740)
Subtotal	1,982	1,868	3,269
Operating Loss from Foreign Operations:
Maine & New Brunswick	(11)	(12)	(17)
Mecel Properties	56	44	15
Subtotal	45	32	(2)
Operating Income	2,027	1,900	3,267
Net Income (Loss):
Net Income (Loss) from Domestic Operations:
Maine Public Service Company	$2,122	$2,261	$3,054
The Maricor Group(2)	(2,408)	(694)	(433)
Maricor Technologies, Inc.(2)	(1,275)	(318)	—
Other(1)	(1,340)	(1,429)	(1,177)
Subtotal	(2,901)	(180)	1,444
Net (Loss) Income from Foreign Operations:
The Maricor Group, Canada(2)	(3,043)	(60)	(120)
Maine & New Brunswick	7	3	(12)
Mecel Properties	16	17	6
Subtotal	(3,020)	(40)	(126)
Total Net (Loss) Income	(5,921)	(220)	1,318
Identifiable Assets:
Identifiable Assets from Domestic Operations:
Maine Public Service Company	$133,087	$137,312	$137,572
The Maricor Group(2)	3,677	4,207	3,882
Maricor Technologies, Inc.(2)	1,147	1,706	—
Other(1)	5,559	47	2,497
Subtotal	143,470	143,272	143,951
Identifiable Assets from Foreign Operations:
The Maricor Group, Canada(2)	3,225	7,320	6,059
Maine & New Brunswick	950	128	170
Mecel Properties	602	583	496
Subtotal	4,777	8,031	6,725
Total Identifiable Assets	148,247	151,303	150,676

(1)             "Other" includes the holding company, MAM, Energy Atlantic, and intercompany eliminations.

(2)             TMG (including TMGC) and MTI are presented as discontinued operations in the consolidated financial statements.

5.        INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments Inc. This sale specifically excluded Mecel, with MAM retaining 100% of the economic ownership of Mecel. See Note 15 for further disclosure of this transaction. Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction. Therefore, the assets and liabilities of Mecel remain consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated as of June 30, 2006.  MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from and payable to MAM and its wholly-owned subsidiaries from Maricor Properties and its subsidiaries are presented within the lines “Accounts Receivable from Associated Companies,” and “Accounts Payable to Associated Companies.”

Condensed financial information, as of December 31, 2006, for the components of Maricor Properties not consolidated in these financial statements is as follows:

Total Assets	$7,705
Less:
Long-term Debt	5,543
Short-term Debt	1,716
Other Liabilities	88
Net Assets	$358
MAM’s Equity in Net Assets	$179

MAM recorded equity in the income of Maricor Properties, excluding Mecel, of $181,000 in 2006.

Maricor Ashford Ltd

Maricor Properties Ltd is an equal partner in Maricor Ashford Ltd, a joint venture with Ashford Investments, Ltd. Maricor Ashford Ltd is a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46(R)”), and determined that Maricor Properties Ltd is not the primary beneficiary of this joint venture. Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements. Maricor Properties’ investment in the joint venture totaled $58,000 at December 31, 2006. Also, Maricor Properties recognized $111,000 or 50% of the loss of Maricor Ashford as equity earnings in 2005.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of MEPCO, a jointly-owned electric transmission company. Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation, and therefore MPS records its investment in MEPCO and Maine Yankee using the equity method. This is consistent with industry practice for similar joint-owned units.

Dividends received during 2006, 2005 and 2004 from Maine Yankee were $60,000, $91,000 and $355,000, respectively, and from MEPCO $7,000, $174,000 and $7,000, respectively. In 2006, 2005 and 2004, MPS also received Maine Yankee stock redemptions of $598,000, $350,000 and $200,000, respectively, with approximately $250,000 of stock redemptions receivable at December 31, 2006. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information for Maine Yankee and MEPCO is as follows (in thousands of dollars):

	Maine Yankee			MEPCO
	2006	2005	2004	2006	2005	2004
Earnings
Operating revenues	$63,356	$60,060	$62,032	$3,833	$3,339	$3,628
Earnings applicable to Common Stock	3,200	1,879	2,494	1,776	988	1,207
Company’s equity share of net earnings	$160	$94	$125	$133	$74	$90
Investment
Total assets	$419,305	$451,377	$478,299	$8,804	$9,927	$8,966
Less:
Other liabilities and deferred credits	405,426	422,511	442,486	365	3,167	898
Net assets	$13,879	$28,866	$35,813	$8,439	$6,760	$8,068
MPS’s equity in net assets	$694	$1,443	$1,791	$632	$506	$604

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008. The following table shows the common stock redemptions to date:

	Total Shares	MPS	Amounts
Maine Yankee Board Meeting	Redeemed	Shares	Received	Date Received
September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	$150,110	July 11, 2002
September 26, 2002	33,900	1,695	$225,166	October 4, 2002
December 18, 2002	33,800	1,690	$224,502	January 9, 2003
September 25, 2003	45,200	2,260	$300,222	October 14, 2003
December 17, 2003	30,100	1,505	$199,926	January 7, 2004
March 29, 2005	52,700	2,635	$350,037	April 13, 2005
March 7, 2006	30,100	1,505	$199,926	April 3, 2006
June 13, 2006	60,200	3,010	$399,853	July 10, 2006
December 5, 2006	37,600	1,880	$249,742	January 18, 2007
	421,400	21,070	$2,798,968

6.                 SHORT-TERM CREDIT ARRANGEMENTS

The following table summarizes the balances outstanding under the Company’s short-term credit arrangements at December 31, 2006 and 2005:

	2006	2005
Maine Public Service Company
Bank of America, N.A. $10,000,000, 3 Year Revolving Working Capital Line of Credit	$8,000	$7,900
Maine & Maritimes
Bank of America, N.A. $4,000,000, 3 Year Revolving Working Capital Line of Credit	2,270	1,500
Bank of America, N.A. $1,700,000, Term Note	1,700	—
Total—Continuing Operations	11,970	9,400
The Maricor Group
Katahdin Trust Company $1,000,000 Secured Revolving Working Capital Credit Arrangement	1,000	1,000
Total—Discontinued Operations	1,000	1,000
Total Short-Term Credit Arrangements	$12,970	$10,400

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America. This loan has interest payable on the last day of each month beginning at June 30, 2006, until full payment of any outstanding principal at a rate of the Bank’s prime rate plus 1%. The rate at December 31, 2006, was 9.25%. This term loan was available to the Company until December 31, 2006, or earlier if the loan principal was paid down. Minimum principal payments in the amount of $140,000 at the end of each month began on January 31, 2007, and end the earlier of December 31, 2007, or until the loan is fully repaid. As of December 31, 2006, there was $1.7 million outstanding on this term note, with no additional amounts available.

On October 7, 2005, MPS arranged a three-year, $10 million revolving, working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2006, there was $8.0 million outstanding on this line of credit, with $2.0 million available.

On October 21, 2005, MAM arranged a new, three-year $4.0 million revolving line of credit with Bank of America for working capital, letters of credit and the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit. Of this $4.0 million line of credit, $1.73 million is in the form of a letter of credit (“LOC”) securing a loan from Royal Bank of Canada which loan was used as a portion of the funds to acquire Cornwallis Court Developments. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. At December 31, 2006, there was $2.27 million outstanding on this line of credit, with no additional availability.

The Maricor Group has a revolving credit arrangement with Katahdin Trust Company for borrowings up to $1 million. This revolving credit arrangement was arranged on November 29, 2005, with an interest rate of LIBOR plus 2.75%. It is for a term of one year and is subject to extension with the consent of the bank. This facility was renewed on November 29, 2006, with an amendment of the interest rate margin from 2.75% to 3.25%, and effective June 30, 2007, the availability of the revolving line of credit will be reduced to $800,000. All other terms and conditions remained the same. This loan is guaranteed by MAM and by The Maricor Group, Canada Ltd. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require The Maricor Group to maintain a minimum debt service coverage ratio. As of December 31, 2006, there was $1 million outstanding under the revolving credit arrangement at a variable interest rate of three month LIBOR plus 3.25%. Under the terms of the credit agreement with Katahdin Trust Company, the $1 million TMG line of credit must be repaid in full for at least one 30-day period during each year. On July 19, 2006, Katahdin Trust Company waived this requirement for 2006. This facility replaced the $1 million revolving credit facility previously with TD BankNorth N.A.

MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company for the third quarter of 2006 and the fourth quarter of 2006. Bank of America and Katahdin Trust Company granted waivers from compliance with the interest coverage ratio requirements for both the third and fourth quarters. The waivers included three provisions.  First, waiver fees totaling $56,000 were assessed. Second, a modification was made to the interest coverage ratio requirements for 2007 for the Bank of America $1.7 million term note, the Bank of America $4.0 million line of credit and the Katahdin Trust Company $1.0 million line of credit.  For the three, six and twelve months ended March 31, June 30 and December 31, 2007, MAM must meet a 1.75:1 interest coverage ratio, calculated as earnings before interest and income taxes divided by interest expense.  For the nine months ended September 30, 2007, 1.25:1 is the minimum ratio required.  The third provision is the conversion of the Bank of America $4.0 million line of credit from a revolving credit agreement to a term note, effective March 13, 2007.  With this conversion, the principal balances must be repaid at a rate of $40,000 per month, beginning January 31, 2008.

During 2006, MPS deferred approximately $229,000 of financing costs, primarily associated with its letters of credit, compared to $138,000 deferred in 2005. The unregulated companies deferred $107,000, for the $1.7 million Bank of America term note, during 2006, compared to $91,000 deferred in 2005.

7.                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

MPS has three issues of long-term debt with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine (“FAME”) 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.

At December 31, 2006, the fair value of these qualified cash flow hedges was $(1.64) million, reflecting a change in interest swap rates since the execution date. For the year ended December 31, 2006, the difference between the fixed rates and the underlying variable rates on the issues of approximately $146,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes that the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward interest rate risk. The loss in fair value on the interest rate swaps from December 31, 2005 to December 31, 2006, of $249,000 less the deferred tax of $100,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of the Company, unless MPS’s shareholder’s common equity falls below the minimum allowable 48 percent of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008, on $11,450,000 of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $28,000, $45,000 and $62,000 remaining at the end of 2006, 2005 and 2004, respectively, as a regulatory asset. The provider of the cap estimated its value at the end of 2006 at approximately $(32).

8.                 LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.53 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 that expired in November 2003, that applied to the 2000 and 1996 Series, as described below. For 2006, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.53%, issuance costs and credit enhancement fees since issuance were 6.10%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. At the end of 2006, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.43%, issuance costs and credit enhancement fees were 5.99%.

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

MPS has issued $4.0 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2006, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 3.01%.

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

As of December 31, 2006, $4.75 million of this loan remained outstanding.

On November 29, 2005, The Maricor Group entered into a $2.2 million, secured, five-year term loan with Katahdin Trust Company. The proceeds of the loan were used to repay and refinance a $2.2 million term loan from BankNorth N.A. (now TD BankNorth). The loan requires interest-only payments at a variable interest rate of three-month LIBOR, plus 2.75% through November 29, 2007. Monthly, principal payments of approximately $18,300 commence December 29, 2007, with a final payment of $1.54 million at maturity on December 29, 2010. This loan is guaranteed by MAM and by The Maricor Group, Canada Ltd. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require The Maricor Group to maintain a minimum debt service coverage ratio. As of December 31, 2006, $2.2 million remained outstanding on this note.

Long-term Debt of Maricor Properties

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

As of December 31, 2006, the former CEO has been the only employee to receive stock options. With his resignation in August 2006, the options granted in 2004 through 2006 were forfeited, with only the 2002 and 2003 issues remaining vested and outstanding. In November 2006, three months from the resignation of the CEO, 6,568 options were forfeited, leaving 3,932 options outstanding as of December 31, 2006, for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of December 31, 2006, and changes during the year then ended is presented below:

Options	Shares 2006	Average Exercise Price 2006
Outstanding at December 31, 2005	21,000	$29.80
Granted	5,250	15.45
Exercised	—	—
Forfeited	22,318	26.34
Outstanding at December 31, 2006	3,932	$30.28
Options exercisable at December 31, 2006	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	5.92 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Year Ended December 31,
	2006	2005	2004
Net (Loss) Income (in thousands)	$(5,921)	$(220)	$1,318
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,637,815	1,636,322	1,612,696
Dilutive Effect of Common Stock Options	—	—	13,125
Dilutive Effect of Preferred Shares	—	—	—
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,637,815	1,636,322	1,625,821
Net (Loss) Income per Share (Basic)	$(3.62)	$(0.13)	$0.82
Net (Loss) Income per Share (Diluted)	$(3.62)	$(0.13)	$0.80

The common stock options and preferred shares were anti-dilutive in 2006 and 2005, and are therefore omitted from the calculation of Diluted Earnings per Share. The weighted-average number of potentially dilutive shares outstanding during 2006 and 2005 were:

	Year Ended December 31,
	2006	2005
Common Stock Options	12,466	18,375
Preferred Shares	54,987	5,955
Potentially Dilutive Shares	67,453	24,330

10.          BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining top grade employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or defined contribution plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

In September 2006, the FASB issued SFAS No. 158, which requires companies to record on their balance sheets as an asset or liability the over- or under-funded status of their defined benefit pension and post-retirement medical plans, based on the projected benefit obligation (“PBO”), instead of the accumulated benefit obligation (“ABO”) previously recognized under SFAS 87 and 106. Because the future service and salary accruals under the Pension Plan were frozen effective December 31, 2006, the projected and accumulated benefit obligations were the same as of that date. An additional liability was recorded for the post-retirement medical plan, however. MPS sought and received, under MPUC Docket No. 2007-057, regulatory approval to defer this difference as a regulatory asset, net of deferred income tax. The incremental impact on line items of the Consolidated Balance Sheet of applying SFAS 158 as of December 31, 2006, is (in thousands):

	Before SFAS 158	SFAS 158 Adjustments	After SFAS 158
Regulatory Assets—Post-Retirement Medical Benefits	$91	$2,114	$2,205
Deferred Income Tax Asset	583	1,409	1,992
Total Assets	$674	$3,523	$4,197
Accrued Postretirement Benefits and Pension Costs	$5,108	$3,523	$8,631
Total Liabilities	$5,108	$3,523	$8,631

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain former MAM employees. No employees of other unregulated businesses are eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement. On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan. In conjunction with this pension freeze, MPS recorded a one-time curtailment expense of approximately $98,000. The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit. This additional contribution ranges from 5% to 25%, and is immediately fully vested.

The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company made tax-deductible contributions to the plan of approximately $977,000 in 2006; $642,000 for the 2006 plan year, and $335,000 for the 2005 plan year, prior to the filing of the 2005 corporate income tax return. In 2005, the Company contributed $520,000 for the 2005 plan year and $441,000 for the 2004 plan year. The Company also contributed $214,000 to the pension plan for 2006 in January 2007, and plans to contribute an additional $843,000 to the pension plan in 2007 for the 2006 plan year, prior to the filing of its 2006 corporate income tax return.

The following table shows the components of net periodic pension cost (“NPPC”):

Components of NPPC (in thousands)	2006	2005	2004
Service Cost	$561	$488	$478
Interest Cost	1,160	1,133	1,138
Expected Return on Assets	(1,086)	(1,078)	(1,123)
Amortization of Remaining Prior Service Cost	90	90	90
Amortization of Remaining Net Loss	173	104	35
Curtailment Loss	98	—	—
Subtotal of NPPC	996	737	618
Amounts Capitalized and Deferred	(151)	(158)	(172)
NPPC Recognized	$845	$579	$446

As a result of the recognition of the prior service cost and net loss due to the curtailment of the pension plan, no amortization related to the prior service cost and actuarial net loss is expected to be recognized in 2007.

The key actuarial assumptions used in determining the pension plan values were:

Key Assumptions	2006	2005	2004
Used to Determine Benefit Obligation at December 31:
Discount Rate	5.875%	5.875%	6.00%
Rate of Future Compensation Increases	N/A	4.00%	4.00%
Used to Determine NPPC for Years Ended December 31:
Discount Rate	5.875%	6.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%
Rate of Future Compensation Increases	4.00%	4.00%	4.00%

The following table presents information on the Pension Plan’s PBO, fair value of plan assets and the Plan’s funded status:

Change in Projected Benefit Obligation	2006	2005
PBO at Beginning of Year	$20,238	$19,863
Service Cost	561	488
Interest Cost	1,160	1,133
Curtailment Gain	(3,123)	—
Benefits Paid	(1,052)	(1,045)
Actuarial Gain	(78)	(201)
PBO at End of Year	$17,706	$20,238
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$13,803	$13,623
Actual Return on Plan Assets	1,803	413
Employer Contributions	977	961
Benefits Paid	(1,052)	(1,045)
Administrative Expenses	(196)	(149)
Fair Value of Plan Assets at End of Year	$15,335	$13,803
PBO and Funded Status
Fair Value of Plan Assets	$15,335	$13,803
PBO	17,706	20,238
Funded Status	$(2,371)	$(6,435)

The weighted-average investment asset allocations of the Pension Plan at December 31 are as follows:

		Percentage of Plan
		Assets at
	2007 Target	December 31,
	Allocation	2006	2005
Equity Securities	65-75%	73%	52%
Debt Securities	25-35%	27%	34%
Other	0%	0%	14%
Total		100%	100%

The Company’s investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. The Company seeks to achieve this objective through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk.

The target rate of return for the portfolio is 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, discussion with the Company’s actuary, as well as the plan’s asset manager, who began custody of plan assets on January 3, 2006.

Employer contributions to the plan and benefit payments from the plan for 2004 through 2006, as well as the estimated employer contributions for 2007 and the estimated future benefit payments are:

Pension Benefits
(in thousands)
Cash Flows
Employer Contributions
2004	$—
2005	961
2006	977
Expected 2007	1,638
Benefit Payments
2004	1,061
2005	1,045
2006	1,052
Estimated Future Benefit Payments
2007	1,040
2008	1,035
2009	1,043
2010	1,070
2011	1,086
Years 2012 - 2016	5,873

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, with their contributions totaling approximately 19.4% of the premium costs in 2006, compared to 14.9% in 2005 and

13.5% in 2004. The plan also covers retiree medical coverage for certain employees of Maine Public Service Company, the regulated utility. The Company implemented several plan design changes in 2006 to increase the employee contribution to ever increasing healthcare costs, including increases in premium sharing, deductible amount and prescription co-pays.

The retiree medical plan was amended in 2005. As a result, employees hired on or after October 1, 2005, are not eligible for post-retirement medical coverage. Also, effective January 1, 2006, certain retiree co-pays were increased, and spousal contributions commenced. These amendments have been incorporated into the calculation of the projected benefit obligation.

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

The following table shows the components of net periodic post-retirement benefit cost (“NPPBC”):

	2006	2005	2004
	(in thousands)
Components of NPPBC
Service Cost	$179	$182	$194
Interest Cost	494	504	535
Expected Return on Assets	(212)	(215)	(216)
Amortization of Prior Service Cost	(60)	(60)	(60)
Amortization of Transition Obligation	71	143	143
Amortization of Net Loss	182	170	184
Subtotal of NPPBC	654	724	780
Amounts Capitalized and Deferred	(157)	(164)	(145)
NPPBC Recognized	$497	$560	$635

The amortization of net loss, prior service cost and transition obligation expected to be recognized in 2007 total $172,000.

The key actuarial assumptions used in determining the retiree medical plan values were:

	2006	2005	2004
Key Assumptions
Used to Determine Benefit Obligation at December 31:
Discount Rate	5.875%	5.875%	6.00%
Rate of Compensation Increase	N/A	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	6.50%	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012	2012
Used to Determine NPPBC for Years Ended December 31:
Discount Rate	5.875%	6.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%
Rate of Compensation Increase	N/A	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage Point
	Increase		Decrease
	2006	2005	2006	2005
Effect on total cost of service and interest cost	$120	$124	$(95)	$(98)
Effect on post-retirement benefit obligation	$1,347	$1,382	$(1,100)	$(1,126)

The following table presents information on the Retiree Medical Plan’s PBO, fair value of plan assets and the Plan’s funded status (in thousands):

	2006	2005
Change in Projected Benefit Obligation
PBO at Beginning of Year	$8,988	$9,328
Service Cost	179	182
Interest Cost	494	504
Participant Contributions	40	32
Plan Amendments	(492)	—
Benefits Paid	(447)	(486)
Actuarial Loss (Gain)	95	(572)
PBO at End of Year	$8,857	$8,988
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$2,564	$2,607
Actual Return on Plan Assets	287	89
Employer Contributions	245	322
Participant Contributions	40	32
Benefits Paid	(447)	(486)
Fair Value of Plan Assets at End of Year	$2,689	$2,564
PBO and Funded Status
Fair Value of Plan Assets	$2,689	$2,564
PBO	8,857	8,988
Funded Status	$(6,168)	$(6,424)

The weighted-average investment asset allocations of the Retiree Medical Plan at December 31 are as follows:

		Percentage of Plan
		Assets at
	2007 Target	December 31,
	Allocation	2006	2005
Equity Securities	65-75%	71%	13%
Debt Securities	25-35%	29%	33%
Other	0%	0%	54%
Total		100%	100%

MPS transferred the pension and post-retirement health plans’ assets from The Bank of New York to Bank of America on January 3, 2006. The health care benefits assets had been partially converted to cash as of December 31, 2005, resulting in a higher percentage of assets classified as “Other.”

The Company’s investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. The Company seeks to achieve this objective through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk.

The target rate of return for the portfolio is 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, discussion with the Company’s actuary, as well as the plan’s asset manager, who began custody of plan assets on January 3, 2006.

Employer and participant contributions to the plan and benefit payments from the plan for 2004 through 2006, as well as the estimated employer and participant contributions for 2007 and the estimated future benefit payments are:

	Health Care Benefits
	Employer	Participants
	(in thousands)
Cash Flows
Contributions
2004	$326	$29
2005	322	32
2006	245	40
Expected 2007	324	45
Benefit Payments
2004	543
2005	486
2006	447
Estimated Future Benefit
2007	436
2008	448
2009	454
2010	484
2011	514
Years 2012 - 2016	2,802

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1.06 million, representing deferred post-retirement benefits. The Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. This regulatory asset was fully amortized as of December 31, 2005.

The Company maintains a 401(h) sub-account of the Pension Trust for non-union retiree medical payments, and a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates. Union retiree contributions were remitted ot the VEBA trust fund each year. No contributions were made to the 401(h) account during 2004, 2005, or 2006.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation. Effective January 1, 2006, new MPS employees under the collective bargaining agreement receive a matching contribution of 4%, to compensate for their ineligibility in the pension plan. Participants are 100% vested at all times in contributions they make; employer match contributions are vested after three years.

In conjunction with the December 31, 2006, pension freeze, the Company agreed to additional employer contributions to the Retirement Savings Plan to compensate existing pension participant employees in part or in full, depending on their number of years of service, for the lost benefit. This additional non-elective contribution ranges from 5% to 25%, and is immediately fully vested.

The Company’s matching contributions to the plan were approximately $148,000, $109,000 and $104,000 in 2006, 2005, 2004, respectively.

Effective July 1, 2004, the Company also offered a defined contribution Canadian Pension Plan similar to a 401(k) plan for eligible Canadian employees. The Company matches employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability. The matching contributions were $17,000, $76,000 and $25,000 in 2006, 2005 and 2004, respectively.

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2006, the Company’s long-term debt had a carrying value and a fair value of approximately $32.73 million.

12.          COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the Commission on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million, effective on July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below. The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective as of July 15, 2006.

The stipulation required adjustment of the amortization of the Oracle system from a seven-year amortization period to a ten-year amortization period, retroactive to the capitalization of the system in 2004. The impact of this retroactive adjustment of approximately $128,000 was recognized in the second quarter of 2006. The stipulation also required that one-third of the hosting fee and travel expenses associated with the Delinea contract for support of the Oracle system remain with MAM and its unregulated subsidiaries, instead of being charged to MPS. MPS also agreed to file regular reports indicating its performance under certain service quality index standards as part of this stipulation.

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

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS proposed that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006, and the Stipulation was approved by the Commission on November 30, 2006, and had no impact on rates for the period beginning on January 1, 2007, and ending December 31, 2009. The Stipulation also included an annual reconciliation provision to reconcile actual sales volume to the projections made by MPS.

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

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006. The significant elements of the settlement included a return on equity (“ROE”) of 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case. This settlement was approved on February 8, 2007.

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

As part of the settlement data request process, the Company identified several adjustments to its FERC Form 1 filing for 2004, which flow through the Company’s transmission rate formula. The approximate net impact of these corrections, once implemented, was to reduce the overall increase to the projected retail transmission revenue and result in a revised projected net increase to the retail transmission revenue requirement of approximately $171,000 instead of the previously projected increase of approximately $289,000. The final Settlement Agreement for the 2005 OATT was filed with the FERC on April 14, 2006, and final approval was received from the FERC on June 21, 2006. This adjustment flowed through the MPS OATT effective June 1, 2006, and was passed through retail rates beginning on July 15, 2006.

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

As noted above, as a result of the proposed settlement of its 2006 Open Access Transmission Tariff Formula Rate Filing. MPS will recover approximately 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, with the other 10% or approximately $81,000 expensed in 2006.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid .

In November of 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007. The then-existing standard offer arrangement was due to expire on December 31, 2006. The Commission’s November 16, 2006 Order stated that it had received two bids from a single supplier. Based on this, the

Commission concluded that northern Maine lacked a competitive power market and directed the Company to furnish default standard offer service for the fourteen-month period beginning January 1, 2007. On December 18, 2006, the Commission granted reconsideration of its November 16 Order and awarded the standard offer contract to WPS Energy, Inc,, the incumbent supplier.

As a result of the Commission’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December, 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) the stakeholders will attempt to develop a protocol that will allow for the possibility of generation suppliers obtaining long-term power delivery commitments through the standard offer process. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis. The Company cannot at this time predict whether this initiative will be finalized and accepted by the Commission.

(b)  the stakeholders will address the feasibility of one or more proposals for transmission projects that will interconnect the northern Maine grid with the ISO New England grid, possibly by means of a tap into the Maine Electric Power Company (“MEPCO”) 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick.

Already, in part as a result of initiative (b) above, the Company has announced that it has joined with Central Maine Power Company in a effort to determine the feasibility of such a line.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10.0 million through the end of the original term in exchange for an up-front payment of $8.7 million in May 1998. The MPUC’s December 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in MPS’s rates. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $34.69 million, $29.91 million and $25.54 million at December 31, 2006, 2005 and 2004, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. Energy supply purchases under this contract through February 29, 2000, were $2.6 million. Purchases from WS after March 1, 2000, are reflected as stranded costs. The PPA expired on December 31, 2006.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The program is in the process of testing almost 7,400 distribution transformers over a ten-year period. MPS is currently in its seventh year of this ten-year program. Approximately 35% of the transformers visited require “in service” PCB oil sampling. In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $2.6 million; as of December 31, 2006, $1.8 million of this total has been spent on this effort. The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“MY”), which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee Atomic nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2006, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $7.74 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

In accordance with its 1999 FERC rate case settlement, on October 20, 2003, MY filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, MY also requested a change in its billing formula, as well as an increase in the level of collection for certain post-retirement benefits. To meet these needs, MY proposed to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. On September 16, 2004, the FERC approved the new rates pursuant to a settlement reached by the active parties the reflected substantially similar terms to those proposed by MY in its October 2003 filing. MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

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

As an interim measure until the DOE meets its contractual obligation to dispose of its spent fuel, MY constructed an ISFSI, utilizing dry-cask storage, on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. MY’s current cost estimate is based on an assumption of long-term on-site storage.

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

Recoverable Seabrook costs at December 31, 2006, and 2005, are as follows (in thousands of dollars):

	2006	2005
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(32,577)	(31,467)
Recoverable Seabrook Costs, Net of Amortization	$10,559	$11,669

In March 2000, MPS was allowed to offset $7.0 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain. The decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March 2000.

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

Off-Balance Sheet Arrangements

Maricor Properties and the Maricor Ashford Ltd joint venture are variable interest entities, as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003. However, Management has determined that neither Maricor Properties nor Maricor Ashford should be consolidated with these financial statements, as MAM is not the primary beneficiary of the joint venture.

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2006, and 2005 (in thousands of dollars):

	2006	2005
Office Equipment	$15	$15
Building	204	174
Vehicles	22	7
Computer Hardware and Software	—	29
Rights of Way	1	32
Field Equipment	21	20
Total	$263	$277

The future minimum lease payments for the items listed above for the next five years are as follows:

Minimum Operating Lease
Year	Payments
2007	$229
2008	231
2009	185
2010	107
2011	37

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System. The base hosting fees were $450,000 for 2004, $510,000 for 2005, and $575,000 per year for years 2006 through 2013. The contract also included an adjustment for inflation, as well as travel expenses for on-site support services. These amounts are not reflected in the base hosting fee amounts above. The total hosting fee, inflation factor and travel expenses for 2006 was $606,000.

This contract was re-negotiated effective January 1, 2007. The annual fee was reduced to $537,500 per year from 2007 through 2013 due to a reduced support requirement, plus reimbursement for travel costs. Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned.

13.          GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.

The following is a summary of our agreements that Management has determined are within the scope of FIN 45:  As permitted under Maine law, the Company has agreements that indemnify the Company’s Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the Officer’s or Director’s lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liability is recorded for these agreements as of December 31, 2006.

14.          ACQUISITIONS

Pace Engineering Limited Acquisition

On May 12, 2006, The Maricor Group, Canada Ltd purchased certain assets of Pace Engineering Limited (“Pace”), a New Brunswick company specializing in electrical engineering design services. TMGC did not acquire any receivables arising from invoices dated before May 15, 2006, or any real estate from Pace. The present value of the purchase price is approximately $413,000, including three future payments that are contingent on achieving certain levels of revenue within TMGC’s electrical engineering division. Based on the projected revenue of the electrical engineering division, these payments are considered likely, and therefore have been accrued.

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

Current Assets	$215
Building and Land	4,968
Total Assets Acquired	5,183
Current Liabilities	413
Long-Term Debt	2,922
Total Liabilities Acquired	3,335
Net Assets Acquired	$1,848

The following unaudited Pro Forma information represents the 2005 consolidated statements of income as if Cornwallis Court Developments Ltd had been acquired at the beginning of 2005.

		Income
	Income	Statement	Income
	Statement As	Pro Forma	Statement
	Presented	Additions	Pro Forma
Consolidated Pro Forma (unaudited)	2005	2005	2005
	(In thousands of dollars, except per share information)
Operating Revenues
Regulated	$34,299	$—	$34,299
Unregulated	5,383	—	5,383
Rental Income	292	517	809
Total Revenues	$39,974	$517	$40,491
Net (Loss) Income from Continuing Operations	$(224)	$98	$(126)
Income from Discontinued Operations	4	—	4
Net Income (Loss) Available for Common Stockholders	$(220)	$98	$(122)
Average Shares Outstanding	1,636,322	1,636,322	1,636,322
Average Shares Outstanding—Diluted	1,636,322	1,660,652	1,660,652
Basic Earnings (Loss) Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Basic Loss Per Share of Common Stock From Discontinued Operations	—	—	—
Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$(0.13)	$0.06	$(0.07)
Diluted Earnings (Loss) Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	—	—
Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$(0.13)	$0.06	$(0.07)

Formation of Maricor Technologies and Asset Acquisition

On February 22, 2005, the Company announced the formation of Maricor Technologies, Inc. (“MTI”), a wholly-owned, technology-based subsidiary. Concurrently, MTI acquired certain lifecycle asset management and capital budget planning software assets from HCI Systems Asset Management, LLC. MTI is headquartered in Presque Isle, Maine, with offices in Portland, Maine. The total purchase price at closing was approximately $1.0 million, which was in the form of convertible preferred shares worth approximately $950,000 and $50,000 in cash, paid in exchange for software and an immaterial amount of net assets.  In addition, HCI has an option to acquire 10% of MTI’s outstanding shares beginning on February 15, 2009 (the “Stock Option”). MAM has the right to call the Stock Option at any time for $600,000. Upon the occurrence of certain events, such as a change of control, HCI has the right to put the Stock Option to MAM for $200,000. At MAM’s discretion, half of either of these payments can be made in stock.

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

Under the terms of the agreements, the former shareholders of these companies are prohibited from selling their shares of stock for a certain period after the acquisition. For a period following that restricted period, if the former shareholders sell their stock for a price less than the value per share used to calculate the purchase price, additional cash consideration will be paid to the former shareholders for that difference. The exposure for such “true-up” provisions is $606,000 at December 31, 2006.

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

15.          ISSUANCE OF MARICOR PROPERTIES STOCK ACQUIRED BY ASHFORD INVESTMENTS, INC.

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

On that date, Maricor Properties issued one share of its stock acquired by Ashford Investments Inc. (“Ashford”), a real estate management, development, and investment company, for approximately $586,000. As 50% owner of Maricor Properties, Ashford assumed 50% of the outstanding debt of Maricor Properties Ltd and its subsidiaries, and it agreed to guarantee Maine & Maritimes Corporation’s debt with Merrill Lynch Mortgage Lending related to financing on the Vaughan Harvey Building owned by Maricor Properties in Moncton, New Brunswick and the MacDonald Building owned by Cornwallis Court Developments in Halifax, Nova Scotia.

In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain in the amount of $429,000 as non-operating income. This gain was partially offset by the deferred income tax impact of $172,000.

Under the terms of this agreement, Maine & Maritimes Corporation and Ashford Investments Inc. are now equal shareholders of Maricor Properties and its wholly-owned subsidiary, Cornwallis Court Developments Ltd. While Ashford, as co-owner of Maricor Properties Ltd, owns 50% of Mecel Properties Ltd, it does not experience economic benefit or risks associated with this entity and Mecel’s owned real estate as a result of a shareholders agreement with MAM. A 120-day period beginning at the time of the closing of the transaction was set aside to either gain necessary approvals to sell one-half interest in Mecel to Ashford for additional compensation or to transfer ownership of Mecel to Maine & Maritimes Corporation or another one of its entities. That period has been extended by mutual agreement of the parties.

As part of the shareholders agreement, MAM has indemnified Ashford against a guarantee by Mecel Properties for a MAM term loan of $1.7 million with Bank of America, described in Note 5. Ashford Properties, a subsidiary of Ashford Investments Inc., provides property management services for all properties owned by Maricor Properties and its subsidiaries, including Mecel.

16.          CAPITAL LEASES

In 2006, MPS negotiated capital lease arrangements for certain of its 2006 vehicle and computer equipment purchases, totaling $319,000. The remaining liability as of December 31, 2006, for these capital lease arrangements is approximately $273,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet. Future minimum lease payments are:

Year	Minimum Capital Lease Payments
2007	$70
2008	86
2009	68
2010	62
2011	26

17.          QUARTERLY INFORMATION (UNAUDITED)

The following tables summarize the quarterly financial data for the two years ended December 31, 2006:

	2006 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands, except per share amounts)
Operating Revenues
Regulated Electric Utility	$10,051	$7,414	$8,033	$10,103
Operating Expenses	8,768	7,240	8,667	8,899
Operating Income (Loss)	1,283	174	(634)	1,204
Other Income (Deductions)	(82)	242	(37)	40
Income (Loss) Before Interest Charges	1,201	416	(671)	1,244
Interest Charges	316	302	376	392
Income (Loss) From Continuing Operations	885	114	(1,047)	852
Income (Loss) from Discontinued Operations	(352)	(424)	(2,063)	(3,886)
Net Income (Loss)	$533	$(310)	$(3,110)	$(3,034)
Earnings (Loss) Per Share	$0.33	$(0.19)	$(1.90)	$(1.86)

	2005 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands except per share amounts)
Operating Revenues
Regulated Electric Utility	$10,315	$7,073	$7,445	$9,466
Operating Expenses	8,568	7,632	7,686	8,513
Operating Income (Loss)	1,747	(559)	(241)	953
Other Income (Deductions)	(9)	78	(58)	(128)
Income (Loss) Before Interest Charges	1,738	(481)	(299)	825
Interest Charges	250	138	241	306
Income (Loss) From Continuing Operations	1,488	(619)	(540)	519
Income (Loss) from Discontinued Operations	(211)	(179)	(380)	(298)
Net Income (Loss)	$1,277	$(798)	$(920)	$221
Earnings (Loss) Per Share	$0.78	$(0.49)	$(0.56)	$0.14

Item 9.                        Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

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

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information with regard to the Directors of the registrant is set forth in the Proxy Statement of the registrant relating to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by this reference. Certain information regarding Executive Officers is set forth below and also in the Proxy Statement of the registrant relating to the 2007 Annual Meeting of Stockholders, under “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” which information is incorporated by this reference. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other Senior Financial Officers. The Code of Business Conduct and Ethics is publicly available on our website at www.maineandmaritimes.com.

Executive Officers

The Executive Officers of the registrant are as follows:

Name	Title	Age	Current Position Held Since
Nathan L. Grass	Interim President and Chief Executive Officer	68	August 17, 2006
Michael I. Williams	Senior Vice President, Chief Financial Officer, Interim Chief Operating Officer and Assistant Secretary	39	August 17, 2006
Annette N. Arribas	Vice President, Investor Relations, Corporate Compliance and Treasurer	42	September 15, 2006
Patrick C. Cannon	Vice President, General Counsel and Secretary	35	May 10, 2006
Mark M. Hovey	Vice President of Human Resources and Organizational Development	48	September 15, 2006
Michael A. Eaton	Vice President, Information and Technology Management	43	September 15, 2006
Randi J. Arthurs	Vice President and Controller	26	May 9, 2006

Nathan L. Grass, age 68, Interim President and Chief Executive Officer. Mr. Grass is President of Grassland Equipment, Inc., and has been a member of the Board of Directors of MPS and then MAM since 1983. Mr. Grass is a retired Brigadier General and a graduate of the University of Maine, the Maine Military Academy, as well as Command and General Staff College. He also attended the American Institute of Banking. Mr. Grass has seventeen years of experience in banking, and fifteen years experience in the farm and industrial machine industry.

Michael I. Williams, CPA, CIA, age 39, Senior Vice President, Chief Financial Officer, Interim Chief Operating Officer and Assistant Secretary, Interim Director. A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over seventeen years of experience, including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings thirteen years of experience in the utilities industry. Hired in May 2004 by Maine Public Service Company  as Director of Regulated Accounting & Risk Management, he has held various Accounting and Finance positions including Vice President, Chief Accounting Officer & Controller, Assistant Treasurer and Assistant Secretary. Mr. Williams is a graduate of the University of Maine.

Annette N. Arribas, CTP, CCEP, age 42, Vice President, Investor Relations, Corporate Compliance and Treasurer. Ms. Arribas is responsible for all investor relations activities and the corporate compliance function, as well as the corporate treasury function. She joined Maine Public Service in February 1997 as Marketing Specialist, and, in December 1998, transferred to Energy Atlantic, a subsidiary of Maine Public Service and then Maine & Maritimes Corporation., as Retail Sales Marketing Manager. In January 2003, Ms. Arribas returned to Maine Public Service Company, where she served as Manager of Special Projects, Director of Investor Relations & Marketing, and, since March 2004, has held various positions as Vice President in investor relations, compliance and treasury. Her experience includes having worked in both the regulated and unregulated electric energy sectors, as well as managerial and investor relations positions in the banking and insurance/investment industries. She holds a Masters in Business Administration degree from the University of Maine, Graduate School of Business, a Bachelor of Arts degree in Management from the University of Maine, is a graduate of the Investor Relations Program of the National Investor Relations Institute at the University of Michigan Business School, and has earned the designation of Certified Treasury Professional and Certified Compliance and Ethics Professional.

Patrick C. Cannon, Esquire, age 35, Vice President, General Counsel and Secretary. Mr. Cannon was hired in December 2004 as General Counsel. He was promoted to General Counsel, Secretary and Clerk in May 2005, and, in May 2006, the title of Vice President was added. Mr. Cannon serves as General Counsel and Secretary. He is responsible for managing legal affairs for the Company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation, Mr. Cannon spent seven years in private practice with law firms in Seattle, Washington and Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

Mark M. Hovey, age 48, Vice President of Human Resources and Organizational Development.  Mr. Hovey joined Maine Public Service Company in April 2004. He provides leadership in all aspects of individual and organizational development and focuses on alignment of human resource policies, benefit programs and risk management strategies which fully support objectives to advance business revenues and shareholder value. He has twenty-four years of regulated and unregulated business operations management, including nine years of experience in personnel, administration and consumer lending in banking; four years of experience in commercial real estate brokerage and development; and nine years with a regulated nuclear power plant, Maine Yankee, where he administered benefits, human resources, internal audit, and document control. Mr. Hovey holds a Bachelor of Arts degree in Biology-Chemistry with a minor in Business from the University of Maine and a Masters degree in Business Administration from the University of Southern Maine. He is a graduate of the New England School of Banking, Williams College.

Michael A. Eaton, age 43, Vice President, Information and Technology Management. Mr. Eaton is responsible for integrated Information Technology for Maine & Maritimes Corporation and all of its affiliates, and has for thirteen years directed and managed the Company’s Information Technology group. He was hired in June 1987 in the Corporate Planning Department, and held several positions in Corporate Planning, Power Supply and Planning Groups. In April 1993, he was promoted to Manager of Information Systems, in 2002 promoted to Director, and, in November 2004, was named Vice President, Information and Technology Management. In addition, Mr. Eaton has held the following roles: Project Manager for Oracle ERP implementation; Project Manager for the corporate Y2K effort; Project Manager for CIS development and implementation and member of the Retail Choice Team; Chairman of the Maine Electronic Business Transaction Working Group for the last three years; and Principal Econometric Load Forecaster, Load Research, and Advanced Metering Technology. He holds a Bachelor of Arts in Computer Science from the University of Maine, has completed graduate level courses in Information Technology, and is a graduate of the Stone & Webster Utility Management Program.

Randi J. Arthurs, CPA, age 26, Vice President and Controller. A Certified Public Accountant, Ms. Arthurs has over five years of experience in accounting and auditing. Hired by Maine Public Service Company in April 2004 as Corporate Accountant, she was promoted to Director of Regulated Accounting in September 2004, and, in March 2006, promoted to Director of Consolidated Accounting & Assistant Controller. While an employee of PriceWaterhouseCoopers, her clients included regulated utilities and construction companies. She is a graduate of the University of Maine.

Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 8, 2007.

There are no family relationships among Executive Officers.

Item 11.                 Executive Compensation

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14.                 Principal Accountant Fees and Services

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2007 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)         Consolidated Financial Statements are included in Part II—Item 8 of this report.

(2)         Schedule I—Condensed Financial Information of Registrant

(3)         Schedule II—Valuation of Qualifying Accounts and Reserves.

All other schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(4)         Exhibits for Maine & Maritimes Corporation are listed in the Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 16th of March, 2007.

MAINE & MARITIMES CORPORATION
By:	/s/ RANDI J. ARTHURS
Randi J. Arthurs
Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD G. DAIGLE	Chairman of the Board and Director
(Richard G. Daigle)
/s/ NATHAN L. GRASS	Interim President and Chief
(Nathan L. Grass)	Executive Officer and Director
/s/ ROBERT E. ANDERSON	Director
(Robert E. Anderson)
/s/ D. JAMES DAIGLE	Director
(D. James Daigle)
/s/ DAVID N. FELCH	Director
(David N. Felch)
/s/ MICHAEL W. CARON	Director
(Michael W. Caron)
/s/ DEBORAH L. GALLANT	Director
(Deborah L. Gallant)
/s/ LANCE A. SMITH	Director
(Lance A. Smith)
/s/ BRIAN N. HAMEL	Director
(Brian N. Hamel)
/s/ MICHAEL I. WILLIAMS	Senior Vice President, Chief
(Michael I. Willaims)	Financial Officer, Interim Chief Operating Officer and Interim Director

Schedule I
Condensed Financial Information of Registrant

Maine & Maritimes Corporation
Statements of Operations
(In thousands of dollars)

	For the Years Ended December 31,
	2006	2005	2004
Operating Expenses
Unregulated Operation & Maintenance and Other Operating Expenses	$2,195	$2,238	$1,335
Income Taxes	(1,068)	(879)	(556)
Total Operating Expenses	1,127	1,359	779
Operating Loss	(1,127)	(1,359)	(779)
Other Income (Deductions)
Equity in (Loss) Income of Subsidiaries and Associated Companies	(4,427)	1,126	2,145
Interest and Dividend Income	1	112	48
Other—Net	(1)	(25)	(83)
Total	(4,427)	1,213	2,110
(Loss) Income Before Interest Charges	(5,554)	(146)	1,331
Interest Charges	367	74	13
Net (Loss) Income	$(5,921)	$(220)	$1,318
Average Shares Outstanding—Basic	1,637,815	1,636,322	1,612,696
Average Shares Outstanding—Diluted	1,637,815	1,636,322	1,625,821
Basic (Loss) Earnings Per Share	$(3.62)	$(0.13)	$0.82
Diluted (Loss) Earnings Per Share	$(3.62)	$(0.13)	$0.81

Schedule I
Condensed Financial Information of Registrant

Maine & Maritimes Corporation
Condensed Statements of Cash Flows
(In thousands of dollars)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flow from Operating Activities
Net (Loss) Income	$(5,921)	$(220)	$1,318
Equity in (Loss) Earnings of Subsidiaries	4,427	(1,126)	(2,145)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Changes in Current Assets and Liabilities:
Intercompany Accounts Receivable	2,669	(2,501)	(2,123)
Other Current Assets	(1,612)	80	227
Current Liabilities	(615)	288	509
Other—Net	(156)	512	(444)
Net Cash Flow Used By Operating Activities	$(1,208)	$(2,967)	$(2,658)
Cash Flow From Financing Activities
Dividend Payments	—	(1,227)	(2,161)
Retirements of Long-Term Debt	—	(2,000)	—
Borrowings of Long-Term Debt	—	—	2,000
Short-Term Borrowings (Repayments), Net	2,470	1,500	—
Notes Receivable from Subsidiaries, Net	(470)	320	(3,949)
Net Cash Flow Used By Financing Activities	$2,000	$(1,407)	$(4,110)
Cash Flow From Investing Activities
Dividends Received from Subsidiaries	1,462	3,309	3,363
Other Changes in Investments in Subsidiaries	(1,998)	1,145	751
Cash Paid for Stock Contingencies from Acquisition Agreements	(147)	(122)	—
Net Cash Flow Provided By Investing Activities	$(683)	$4,332	$4,114
Decrease in Cash and Cash Equivalents	109	(42)	(2,654)
Cash and Cash Equivalents at Beginning of Period	—	42	2,696
Cash and Cash Equivalents at End of Period	$109	$—	$42

Schedule I
Condensed Financial Information of Registrant

Maine & Maritimes Corporation
Condensed Balance Sheets
(In thousands of dollars)

	As of December 31,
	2006	2005	2004
ASSETS
Plant:
Non-Utility Plant	$3	$3	$266
Accumulated Depreciation	(2)	(1)	(1)
Net Plant in Service	1	2	265
Investment in Subsidiaries	37,930	41,821	43,936
Net Plant and Investment in Subsidiaries	37,931	41,823	44,201
Current Assets:
Cash and Cash Equivalents	109	—	42
Intercompany Accounts Receivable	2,177	4,846	2,345
Other Current Assets	1,612	—	80
Total	3,898	4,846	2,467
Other Assets:
Intercompany Notes Receivable	4,618	4,148	4,468
Miscellaneous	110	195	592
Total	4,728	4,343	5,060
Total Assets	$46,557	$51,012	$51,728
CAPITALIZATION & LIABILITIES
Capitalization:
Shareholders’ Equity	$41,527	$47,984	$48,564
Long-Term Debt	—	—	2,000
Total	41,527	47,984	50,564
Current Liabilities:
Notes Payable to Banks	3,970	1,500	—
Accounts Payable and Other Current Liabilities	429	1,044	756
Total	4,399	2,544	756
Other Liabilities:
Miscellaneous	631	484	408
Total	631	484	408
Total Capitalization and Liabilities	$46,557	$51,012	$51,728

Schedule I
Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation
Notes to Condensed Financial Information

1.                 BASIS OF PRESENTATION AND CREATION OF HOLDING COMPANY

Basis of Presentation

In the parent company only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings (losses) of its subsidiaries. These parent company only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2006.

Creation of Maine & Maritimes Corporation

Maine & Maritimes Corporation is a utility holding company organized effective June 30, 2003.

2.                 DIVIDENDS AND RETURNS OF EQUITY FROM SUBSIDIARIES

The following common stock cash dividends and returns of equity were paid to Maine & Maritimes Corporation by its subsidiaries:

	For the Years Ended December 31,
	2006	2005	2004
Maine Public Service Company	$1,462	$2,317	$2,663
Maricor Properties	—	802	—
Energy Atlantic, LLC	—	183	700
The Maricor Group	—	7	—
Total	$1,462	$3,309	$3,363

Schedule II

Maine & Maritimes Corporation & Subsidiaries
Valuation of Qualifying Accounts & Reserves
For the Years Ended December 31, 2006, 2005 and 2004

		Additions			Deductions
	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts Previously Written Off	Reserve on Acquired Receivables	Accounts Written Off As Uncollectible	Balance at End of Period
	(In thousands of dollars)
Reserve Deducted From Asset To Which It Applies:
Allowance for uncollectible accounts—Continuing Operations
2006	162	139	89	—	235	155
2005	218	(105)	163	—	114	162
2004	208	329	123	—	442	218
Allowance for uncollectible accounts—Discontinued Operations
2006	211	28	—	—	116	123
2005	472	16	—	—	277	211
2004	28	138	12	305	11	472

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference. (* indicates filed herewith)

3(a)	Articles of Incorporation (Exhibit 3(a) to 2004 MAM Form 10-K)
3(b)	By-laws of the Company (Exhibit 3.2 to MAM Form 8-K filed February 23, 2007)
4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)
4(b)	Nineteenth Supplemental Indenture, Dated May 1, 1998. (Exhibit 4(v) to 1998 MPS Form 10-K)
4(c)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to 2000 MPS Form 10-K)
4(d)	Twenty-first Supplemental Indenture, Dated March 1, 2005 (Exhibit 4(d) to 2005 MAM Form 10-K).
4(e)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)
4(f)	Fourth Supplemental Indenture of the Second Mortgage and Deed of Trust Dated May 1, 1998. (Exhibit 10(v) to 1998 MPS Form 10-K).
4(g)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to 2000 MPS Form 10-K).
4(h)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).
10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)
10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)
10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(d)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)
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

10(k)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)
10(l)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)
10(m)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(q) to 1986 MPS Form 10-K)
10(n)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)
10(o)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)
10(p)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)
10(q)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(o) to 1992 MPS Form 10-K)
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

10(y)	Maine & Maritimes Corporation 2002 Stock Option Plan (Exhibit 10(y) to 2005 MAM Form 10-K)
10(z)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement (Exhibit 10(z) to 2005 MAM Form 10-K).
10(aa)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors (Exhibit 10(aa) to 2005 MAM Form 10-K).
10(ab)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement (Exhibit 10(ab) to 2005 MAM Form 10-K).
10(ac)	Maine & Maritimes Corporation Stock Plan for Outside Directors (Exhibit 4 to Post-Effective Amendment No. 1 to Form S-8, dated July 30, 2003)
10(ad)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to 2003 MAM Form 10-K.)
10(ae)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003. (Exhibit 10(ak) to 2003 MAM Form 10-K.)
10(af)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to 2003 MAM Form 10-K.)
*10(ah)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.
10(ai)	Term Note between MPS and Fleet Bank, dated November 22, 2004 (Exhibit 10(ai) to 2005 MAM Form 10-K).
10(aj)	Credit Agreement between MPS and Bank of America, dated October 7, 2005 (Exhibit 10(aj) to 2005 MAM Form 10-K).
10(ak)	Credit Agreement between MAM and Bank of America, dated October 21, 2005 (Exhibit 10(ak) to 2005 MAM Form 10-K).
10(al)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006 (Exhibit 10(al) to 2005 MAM Form 10-K).
*21	Subsidiaries of the Company
*23	Consent of Independent Registered Public Accounting Firm.
*31	Rule 13a-14(a)/15d-14(a) Certifications
*32	Certification of Financial Reports Pursuant to 18 USC Section 1350