Form 10-Q
period 2007-03-31
MAINE & MARITIMES CORP
filed 2007-05-08
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2007

Common Stock, $7.00 par value – 1,677,187 shares

Glossary of Terms

AMEX	American Stock Exchange
CES	Competitive Energy Supplier
Cornwallis	Cornwallis Court Developments Ltd
DSM	Demand-Side Management
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
MAM	Maine & Maritimes Corporation
M&R	Morris & Richards Consulting Engineers
MCW	MCW Consultants Ltd
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NMISA	Northern Maine Independent System Administrator
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Pace	Pace Engineering Limited
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
RES	RES Engineering, Inc.
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation (“MAM” or the “Company”) and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter ended March 31, 2007, and for the corresponding period of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2007, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of March 31, 2007; (4) an audited consolidated balance sheet as of December 31, 2006, the end of Maine & Maritimes Corporation’s preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through March 31, 2007.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at March 31, 2007, and December 31, 2006; the results of their operations for the three months ended March 31, 2007 and 2006; and their cash flows for the three months ended March 31, 2007, and 2006.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.

The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), all of which are classified as discontinued operations;

4.	Maricor Technologies, Inc. (“MTI”), a wholly-owned United States subsidiary classified as discontinued operations. MAM divested of MTI’s assets and terminated its operations as of April 13, 2007.

In addition to these wholly-owned subsidiaries, MAM is a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries Cornwallis Court Developments, Ltd (“Cornwallis”) and Mecel Properties Ltd (“Mecel”).  MAM retained 100% of the economic rights and obligations of Mecel when it sold 50% of Maricor Properties. Mecel is presented in these financial statements as discontinued operations, while the other components are reported under the equity method.  As of March 21, 2007, MAM also became a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments Inc., previously jointly owned by Maricor Properties and Ashford Investments Inc.

Maine & Maritimes Corporation and Subsidiaries

*    Indicates inactive companies

**  Companies classified as Discontinued Operations in these financial statements.

General Descriptions of the Parent Company and its Subsidiaries:

•          Maine & Maritimes Corporation is a holding company incorporated in the state of Maine, and is the ultimate parent company for all business segments.  MAM maintains investments in a regulated electric transmission and distribution utility operating within the state of Maine, United States of America, classified for financial reporting purposes as continuing operations.  MAM also has investments in mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management and energy efficiency companies within the United States and Canada, real estate investments in Canada and a facilities asset lifecycle management and sustainability software development company in the United States.  These operations were reclassified for financial reporting purposes to assets held for sale.  MAM is headquartered in Presque Isle, Maine.

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

•          The Maricor Group is a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services focusing on sustainability and Leadership in Energy and Environmental Design (“LEED™”).  TMG operates primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada, through its subsidiaries The Maricor Group New England and The Maricor Group, Canada Ltd.  TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia.  MAM is in the process of divesting its TMG operations, as part of an overall shift in strategy described more fully in Item 7, “Management’s Discussion and Analysis” of MAM’s 2006 Form 10-K.

•          Maricor Properties Ltd, 50% owned by MAM, is a Canadian real estate development, redevelopment and investment company.  Maricor Properties Ltd was organized on May 28, 2004, in Nova Scotia, Canada, and acquired Mecel Properties on June 1, 2004.  Maricor Properties purchased a building in Moncton, New Brunswick, Canada, in August 2004, and Cornwallis Court Developments Ltd, a wholly-owned Canadian subsidiary, on October 7, 2005.  On June 30, 2006, Maricor Properties issued stock to Ashford Investments Inc. (“Ashford”), resulting in 50% ownership for both MAM and Ashford.  Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM.  Ashford Investments is an Atlantic Canadian real estate development, investment and management firm which provides management services to Maricor Properties and its subsidiaries.  As part of the corporate strategy, MAM will seek to divest its 50% share of Maricor Properties.

•          Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns the office building housing the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd.  It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC.  Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the expectation that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date.  As of March 31, 2007, Mecel remained solely owned by MAM.  MAM is seeking to divest its ownership of Mecel Properties.

•          Maricor Technologies, Inc., formed on February 14, 2005, developed information technology and software products for sustainable governance of facilities, infrastructure and buildings.  MAM divested its MTI assets and terminated operations as of April 13, 2007.

•          Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, and is classified as discontinued operations.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended
(In thousands of dollars except shares and per share amounts)	March 31,
	2007	2006
Operating Revenues
Regulated Revenues	$10,915	$10,051
Operating Expenses
Regulated Operation & Maintenance	3,377	3,744
Unregulated Operation & Maintenance (1)	492	437
Depreciation	711	715
Amortization of Stranded Costs	2,804	2,810
Amortization	55	79
Taxes Other Than Income	444	500
Provision for Income Taxes—Regulated	1,317	750
Benefit of Income Taxes—Unregulated (1)	(241)	(203)
Total Operating Expenses	8,959	8,832
Operating Income	1,956	1,219
Other Income (Deductions)
Equity in Income of Associated Companies	(72)	(72)
Interest and Dividend Income	7	6
Provision for Income Taxes	(1)	(22)
Other—Net	(25)	(40)
Total	(91)	(128)
Income Before Interest Charges	1,865	1,091

Interest Charges
Long-Term Debt and Notes Payable	761	708
Less Stranded Costs Carrying Charge	(456)	(401)
Total	305	307
Net Income from Continuing Operations	1,560	784
Discontinued Operations
Loss from Operations	(350)	(430)
Income Tax Benefit	141	179
Loss from Discontinued Operations	(209)	(251)
Net Income Available for Common Stockholders	$1,351	$533
Average Shares of Common Stock Outstanding	1,646,823	1,637,211
Basic Earnings Per Share of Common Stock From Continuing Operations	$0.95	$0.48
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.13)	(0.15)
Basic Earnings Per Share of Common Stock From Net Income	$0.82	$0.33
Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.94	$0.47
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.13)	(0.15)
Diluted Earnings Per Share of Common Stock From Net Income	$0.81	$0.32

(1)  Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In thousands of dollars)	2007	2006
Cash Flow From Operating Activities
Net Income	$1,351	$533
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	711	715
Amortization of Intangibles	55	79
Amortization of Seabrook	278	278
Amortization of Cancelled Transmission Plant	64	—
Deferred Income Taxes—Net	1,083	296
Deferred Investment Tax Credits	(21)	(6)
Change in Deferred Regulatory and Debt Issuance Costs	1,222	(1,456)
Amortization of W/S Upfront Payment	—	363
Change in Benefit Obligations	(90)	163
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	114	205
Other Current Assets	(101)	261
Accounts Payable	(2,022)	197
Other Current Liabilities	257	768
Other—Net	1,043	(23)
Adjustments to Operating Cash Flows from Continuing Operations	3,944	2,373
Adjustments to Operating Cash Flows from Discontinued Operations	(414)	91
Net Cash Flow Provided By Operating Activities	3,530	2,464
Cash Flow From Financing Activities
Retirements of Long-Term Debt	(157)	(150)
Additions of Long-Term Debt	89	—
Short-Term Debt Repayments, Net	(2,420)	(1,130)

Net Cash Flow Used For Financing Activities	(2,488)	(1,280)
Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	(69)	(244)
Change in Restricted Investments	1	(1)
Investment in Fixed Assets	(1,157)	(842)
Investing Activities of Discontinued Operations	—	(114)
Net Cash Flow Used For Investing Activities	(1,225)	(1,201)
Decrease in Cash and Cash Equivalents	(183)	(17)
Cash and Cash Equivalents at Beginning of Period	898	273

Cash and Cash Equivalents at End of Period	$715	$256
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$789	$732
Income Taxes	$136	$70
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$6	$6

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(In Thousands of Dollars)	2007	2006
	(Unaudited)	(Audited)
ASSETS
Plant
Electric Plant in Service	$101,408	$101,085
Non-Utility Plant	3	3
Less Accumulated Depreciation	(42,635)	(41,948)
Net Plant in Service	58,776	59,140
Construction Work-in-Progress	1,088	499
Plant Assets of Continuing Operations	59,864	59,639
Plant Assets of Discontinued Operations, net	924	935
Total	60,788	60,574
Investments in Associated Companies	1,420	1,500
Net Plant and Investments in Associated Companies	62,208	62,074
Current Assets:
Cash and Cash Equivalents	715	898
Accounts Receivable (less allowance for uncollectible accounts of $161 in 2007 and $155 in 2006)	6,734	6,709
Accounts Receivable from Associated Companies	327	281
Unbilled Revenue - Utility	965	1,150
Inventory	849	646
Prepayments	171	273
Current Assets of Discontinued Operations	3,425	3,570
Total	13,186	13,527
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	6,991	7,743
Recoverable Seabrook Costs	10,281	10,559
Regulatory Assets—Deferred Income Taxes	5,816	5,923
Regulatory Assets—Post-Retirement Medical Benefits	2,199	2,205
Deferred Fuel and Purchased Energy Costs	33,633	34,689
Cancelled Transmission Plant	445	508
Unamortized Premium on Early Retirement of Debt	1,048	1,100
Deferred Regulatory Costs	1,582	1,677
Total	61,995	64,404
Other Assets
Unamortized Debt Issuance Costs	456	502
Restricted Investments (at cost, which approximates market)	2,457	2,458
Other Assets	1,120	1,049
Other Assets of Discontinued Operations	4,543	4,153
Total	8,576	8,162
Total Assets	$145,965	$148,167

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities

	March 31,	December 31,
(In Thousands of Dollars)	2007	2006
	(Unaudited)	(Audited)
Capitalization (see accompanying statement):
Shareholders’ Equity	$42,837	$41,527
Long-Term Debt	29,522	27,840
Long-Term Debt of Discontinued Operations	2,127	2,182

Total	74,486	71,549

Current Liabilities:
Long-Term Debt Due Within One Year	4,485	2,685
Notes Payable to Banks	6,000	11,970
Accounts Payable	3,363	5,018
Accounts Payable—Associated Companies	251	247
Accrued Employee Benefits	1,053	1,424
Customer Deposits	143	149
Taxes Accrued	299	7
Interest Accrued	228	246
Other Current Liabilities	19	30
Current Liabilities of Discontinued Operations	2,795	2,937

Total	18,636	24,713

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,478	5,572
Carrying Value of Interest Rate Hedge	1,666	1,636
Uncollected Maine Yankee Decommissioning Costs	6,991	7,743
Other Regulatory Liabilities	355	382
Deferred Income Taxes	27,333	26,360
Accrued Postretirement Benefits and Pension Costs	8,534	8,631
Investment Tax Credits	77	81
Miscellaneous	2,172	1,242
Other Liabilities of Discontinued Operations	237	258

Total	52,843	51,905

Commitments, Contingencies, and Regulatory Matters (Note 12)

Total Capitalization and Liabilities	$145,965	$148,167

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Consolidated Shareholders’ Equity (Unaudited)

	Shares Issued and Outstanding		Common		Preferred			Accumulated
(In thousands of dollars, except share information)	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/ Share)	Paid-In Capital	Retained Earnings	Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2006	1,638,379	9,500	$11,469	$1,254	$—	$950	$28,266	$(412)	$41,527

Common Stock Issued	392		3	3					6

Conversion of Preferred Shares	12,078	(3,000)	85	215	—	(300)			—

Stock Contingency from Acquisitions				(69)					(69)

Net Income							1,351		1,351

Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $25								37	37
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $2								3	3
Change in Fair Value of Interest Rate Hedge, Net of Tax Benefit of $12								(18)	(18)

Total Other Comprehensive Income									22

Total Comprehensive Income									1,373

Balance, March 31, 2007	1,650,849	6,500	$11,557	$1,403	$—	$650	$29,617	$(390)	$42,837

MAM had five million shares of $7 per share common stock authorized, with 1,650,849 and 1,638,379 shares issued and outstanding as of March 31, 2007, and December 31, 2006, respectively. At March 31, 2007, and December 31, 2006, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with 6,500 and 9,500 shares issued and outstanding, respectively.   As of April 13, 2007, the remaining 6,500 preferred shares were converted to 26,000 common shares.

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

3.               Maricor Technologies, Inc., a wholly-owned United States subsidiary, classified as discontinued operations; and

4.               Energy Atlantic, LLC, an inactive subsidiary.

MAM is also a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd.  MAM retained 100% “economic ownership” of Mecel with the sale of 50% of the rest of Maricor Properties in June 2006.  MAM is a 50% owner of Maricor Ashford Ltd, a joint venture with Ashford Investments Inc.  MAM is not the primary beneficiary of Maricor Properties under FIN 46(R), and, therefore, its investment in Maricor Properties, excluding Mecel, is accounted for under the equity method in these financial statements.  Because MAM remained primary beneficiary of Mecel, this entity is consolidated in these financial statements.

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries.  Primary subsidiaries, including MPS, TMG, and Maricor Properties Ltd own all the common stock of their secondary subsidiaries.  MAM is listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2006 Annual Report on Form 10-K, which is hereby incorporated by this reference.

Interest and Penalties on Income Taxes

Interest on income taxes, if any, is presented within the provision for or benefit of income taxes.  Penalties associated with income taxes, if any, are presented within Other Income (Deductions).

Reclassifications

The reclassification of the unregulated engineering services and unregulated software technology segments and the operations of Mecel from continuing operations to discontinued operations have been made to the 2006 financial statement amounts in order to conform to the 2007 presentation.  Further, the unregulated real estate segment reported in the 2006 financial statements, excluding Mecel, has been reclassified to the equity method, instead of consolidated, also to conform to the 2007 presentation.

New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

The FASB issued FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” in February 2007.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for the beginning of MAM’s 2008 fiscal year.  The Company is in the process of assessing the impact of SFAS 159 on its financial statements, but does not anticipate a material impact from the adoption of this standard.

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

The foreign income taxes include only the Canadian income taxes for Maine & New Brunswick and Mecel.  The Canadian operations of TMG are consolidated in the MAM US tax return as a division, and are included in Federal income taxes.

	For the Quarters Ending March 31,
(In thousands of dollars)	2007	2006
Current income taxes
Federal	$—	$228
State	—	51
Foreign	4	(81)
Total current income taxes	4	198
Deferred income taxes
Federal	647	180
State	290	18
Total deferred income taxes	937	198
Investment credits, net	(5)	(6)
Total income taxes	$936	$390
Allocated to:
Operating income
- Regulated	$1,317	$750
- Unregulated	(241)	(203)
Subtotal	1,076	547
Discontinued Operations	(141)	(179)
Total Operating	935	368
Other income	1	22
Total	$936	$390

For the three months ended March 31, 2007, and 2006, the effective income tax rates were 40.9% and 42.3%, respectively.  The principal reasons for the effective tax rates differing from the US federal income tax rate are equity earnings in joint venture companies and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in the first quarter of 2007 or 2006.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some of all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  There were no adjustments required to the reported tax benefits at January 1, or March 31, 2007, from the adoption of this standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.  As of January 1, and March 31, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

The Company is currently subject to audit by the Internal Revenue Service, Canadian Revenue Authority and certain state income tax authorities for the calendar years 2003, 2004, 2005 and 2006.

As required by SFAS No. 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. For the quarter ended March 31, 2007, and the year ended December 31, 2006, Management evaluated the deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2007, and December 31, 2006:

(In thousands of dollars)	March 31, 2007	December 31, 2006
Seabrook	$5,584	$5,737
Property	9,559	9,526
Flexible pricing revenue	548	596
Deferred fuel	13,418	13,839
Pension and post-retirement benefits	(2,030)	(1,992)
Net Operating Loss Carryforwards of Continuing Operations	—	(1,055)
Other Comprehensive Income	(613)	(602)
Other	867	311
Net Accumulated Deferred Income Tax Liability from Continuing Operations	$27,333	$26,360
Goodwill Impairment Loss	(1,018)	(1,018)
Estimated Loss on Sale of Discontinued Operations	(2,701)	(2,485)
Net Operating Loss Carryforwards of Discontinued Operations	(1,282)	(1,204)
Amortization of Goodwill	375	375
Other Comprehensive Income	307	287
Other	(55)	(14)
Net Accumulated Deferred Income Tax Asset from Discontinued Operations	$(4,374)	$(4,059)
Net Accumulated Deferred Income Tax Liability	$22,959	$22,301

3.    DISCONTINUED OPERATIONS

The Maricor Group

As described in the MAM 2006 Form 10-K, the Company has embarked on a new strategic course expected to result in the divestiture of substantially all of the assets reported as the Unregulated Engineering Services operating segment within 2007.  As a result, the operations for this segment have been reclassified to discontinued operations.

The net loss for unregulated engineering services is composed of the following:

	Quarter Ended March 31,
	2007	2006
Loss From Operations:
Operating Revenue	$1,667	$1,349
Expenses	(1,780)	(1,567)
Loss from Operations	(113)	(218)
Benefit of Income Taxes	65	110
Net Loss — Unregulated Engineering Services	$(48)	$(108)

The unregulated engineering services balance sheets as of March 31, 2007, and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Assets:
Cash & Cash Equivalents	$221	$202
Accounts Receivable, Net	1,832	1,715
Unbilled Contract Revenue	1,133	1,155
Other Current Assets	54	72
Current Assets	3,240	3,144
Fixed Assets, Net of Depreciation	213	226
Intangible Assets and Goodwill	167	162
Income Taxes Receivable	869	875
Deferred Tax Assets	2,515	2,495
Long-Term and Other Assets	3,764	3,758
Total Assets	$7,004	$6,902

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(4,715)	$(4,646)
Notes Payable to Banks	1,000	1,000
Accounts Payable and Accrued Employee Benefits	1,304	1,596
Intercompany Accounts Payable	1,774	1,673
Unearned Revenue	322	139
Other Current Liabilities	112	50
Current Liabilities	4,512	4,458
Intercompany Notes Payable	5,080	4,890
Long-Term Debt	2,127	2,200
Long-Term and Other Liabilities	7,207	7,090
Total Shareholder’s Equity and Liabilities	$7,004	$6,902

Maricor Technologies

As described more fully in Note 10, as of April 13, 2007, MAM has divested substantially all of the assets reported as Unregulated Software Technology.  Consistent with the classification at December 31, 2006, the operations for this segment have been reclassified to discontinued operations.

The operating revenue and net loss for unregulated software technology for the first quarters of 2007 and 2006 are as follows:

	Quarter Ended March 31,
	2007	2006
Loss From Operations:
Operating Revenue	$102	$33
Expenses	(310)	(213)
Loss From Operations	(208)	(180)
Benefit of Income Taxes	78	69
Net Loss — Unregulated Software Technology	$(130)	$(111)

Unregulated software technology balance sheets at March 31, 2007, and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Assets:
Accounts Receivable, Net	$77	$29
Current Assets	77	29
Fixed Assets, Net of Depreciation	203	203
Income Taxes Receivable	414	329
Deferred Tax Assets	578	586
Long-Term and Other Assets	1,195	1,118
Total Assets	$1,272	$1,147

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(447)	$(330)
Accounts Payable and Accrued Employee Benefits	63	133
Intercompany Accounts Payable	1,437	1,120
Unearned Revenue	19	24
Current Liabilities	1,519	1,277
Other Liabilities	200	200
Total Shareholder’s Equity and Liabilities	$1,272	$1,147

Mecel Properties

Consistent with its other unregulated operations, MAM has committed to a plan to divest Mecel Properties, and the results for Mecel have been reported as discontinued operations within “Other” for segment presentations.

The operating results for Mecel for the first quarters of 2007 and 2006 are as follows:

	Quarter Ended March 31,
	2007	2006
Income From Operations:
Intercompany Operating Revenue	$34	$34
Expenses	(29)	(32)
Income From Operations	5	2
Provision for Income Taxes	(2)	—
Net Income — Other	$3	$2

All of Mecel’s operating revenues are derived from their lease of space to The Maricor Group, Canada Ltd., and have been eliminated in consolidation.

Mecel’s balance sheets at March 31, 2007, and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Assets:
Cash and Cash Equivalents	$10	$8
Accounts Receivable from Associated Companies	91	83
Other Current Assets	5	4
Current Assets	106	95
Fixed Assets, Net of Depreciation	508	507
Total Assets	$614	$602

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$48	$45
Accounts Payable and Accrued Employee Benefits	11	17
Intercompany Accounts Payable	65	54
Current Liabilities	76	71
Intercompany Notes Payable	490	486
Total Shareholder’s Equity and Liabilities	$614	$602

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

•          Unregulated energy marketing: EA, an inactive subsidiary classified as discontinued operations; and

•          Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility, and inter-company eliminations classified as continuing operations and the operations of Mecel Properties classified as discontinued operations.

The segment information for 2006 has been reclassified to conform to the 2007 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support services to MPS, TMG, and MTI and their subsidiaries.  The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations.  The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.  MPS also provides services to MAM and other affiliates.  These services are billed to MAM and its affiliates at cost through inter-company transactions.

		(In thousands of dollars)
		Quarter Ended March 31, 2007
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$10,915	$—	$—	$—	$—	$10,915
Operating Expenses
Regulated Operation & Maintenance	3,377	—	—	—	—	3,377
Unregulated Operation & Maintenance	—	—	—	—	492	492
Depreciation	711	—	—	—	—	711
Amortization of Stranded Costs	2,804	—	—	—	—	2,804
Amortization	55	—	—	—	—	55
Taxes Other than Income	441	—	—	—	3	444
Income Taxes	1,317	—	—	—	(241)	1,076
Total Operating Expenses	8,705	—	—	—	254	8,959
Operating Income (Loss)	2,210	—	—	—	(254)	1,956
Other Income (Deductions)
Equity in Income of Associated Companies	(38)	—	—	—	(34)	(72)
Interest and Dividend Income	17	—	—	—	(10)	7
Other Income (Deductions)	(20)	—	—	—	(6)	(26)
Total Other Income (Deductions)	(41)	—	—	—	(50)	(91)
Income (Loss) Before Interest Charges	2,169	—	—	—	(304)	1,865
Interest Charges	214	—	—	—	91	305
Income (Loss) from Continuing Operations	1,955	—	—	—	(395)	1,560
Loss from Discontinued Operations:
Loss From Operations	—	(113)	(208)	—	(29)	(350)
Benefit of (Provision for) Income Taxes	—	65	78	—	(2)	141
Loss from Discontinued Operations	—	(48)	(130)	—	(31)	(209)
Net Income (Loss)	$1,955	$(48)	$(130)	$—	$(426)	$1,351
Total Assets	$136,488	$7,004	$1,272	$334	$867	$145,965

		(In thousands of dollars)
		Quarter Ended March 31, 2006
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$10,051	$—	$—	$—	$—	$10,051
Operating Expenses
Regulated Operation & Maintenance	3,744	—	—	—	—	3,744
Unregulated Operation & Maintenance	—	—	—	—	437	437
Depreciation	715	—	—	—	—	715
Amortization of Stranded Costs	2,810	—	—	—	—	2,810
Amortization	79	—	—	—	—	79
Taxes Other than Income	485	—	—	—	15	500
Income Taxes	750	—	—	—	(203)	547
Total Operating Expenses	8,583	—	—	—	249	8,832
Operating Income (Loss)	1,468	—	—	—	(249)	1,219
Other Income (Deductions)
Equity in Income of Associated Companies	47	—	—	—	(119)	(72)
Interest and Dividend Income	5	—	—	—	1	6
Other Income (Deductions)	(60)	—	—	—	(2)	(62)
Total Other Income (Deductions)	(8)	—	—	—	(120)	(128)
Income (Loss) Before Interest Charges	1,460	—	—	—	(369)	1,091
Interest Charges	256	—	—	—	51	307
Income (Loss) from Continuing Operations	1,204	—	—	—	(420)	784
Loss from Discontinued Operations:
Loss From Operations	—	(218)	(180)	—	(32)	(430)
Benefit of Income Taxes	—	110	69	—	—	179
Loss from Discontinued Operations	—	(108)	(111)	—	(32)	(251)
Net Income (Loss)	$1,204	$(108)	$(111)	$—	$(452)	$533
Total Assets	$131,370	$11,373	$1,870	$229	$459	$145,301

5.    INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments Inc.  This sale specifically excluded Mecel, with MAM retaining 100% of the economic ownership of Mecel.  Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction.  Therefore, the assets and liabilities of Mecel remain consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated.   MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries are presented within the line “Accounts Receivable from Associated Companies.”

Condensed financial information, as of March 31, 2007, for the components of Maricor Properties not consolidated in these financial statements is as follows:

Total Assets	$7,684
Less:
Long-term Debt	5,569
Short-term Debt	1,732
Other Liabilities	179
Net Assets	$204

MAM’s Equity in Net Assets	$102

MAM recorded equity in the loss of Maricor Properties, excluding Mecel, of $7,000 in the first quarter of 2007.

Maricor Ashford Ltd

As of March 21, 2007, MAM became an equal partner in Maricor Ashford Ltd, an inactive real estate development and redevelopment joint venture with Ashford Investments Inc., an unaffiliated real estate management company.  Prior to this date, Maricor Properties was an equal partner in this joint venture with Ashford Investments Inc.  Maricor Ashford Ltd is based in Moncton, New Brunswick, Canada.  Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46(R)”), and determined that MAM is not the primary beneficiary of this joint venture.  Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.  MAM’s investment in the joint venture totaled $58,000 at March 31, 2007, with no impact on earnings.

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

Dividends received from Maine Yankee during the first quarter of 2006 were approximately $41,000.  No dividend was paid by Maine Yankee in the first quarter of 2007.  MPS received dividends of $2,000 and $169,000 from MEPCO in the first quarters of 2007 and 2006, respectively.

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

As of March 31, 2007, the former CEO has been the only employee to receive stock options, with 3,932 options outstanding for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of March 31, 2007, and changes during the year then ended is presented below:

	Shares	Average Exercise Price
Options	2007	2007
Outstanding at December 31, 2006	3,932	$30.28
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2007	3,932	$30.28
Options exercisable at March 31, 2007	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 3/31/07	Weighted- Average Exercise Price

$30.10 - $30.45	3,932	5.67 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Quarter Ended March 31,
	2007	2006
Net Income (in thousands)	$1,375	$533
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,646,823	1,637,211
Dilutive Effect of Common Stock Options	3,932	21,000
Dilutive Effect of Preferred Shares	8,211	9,500
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,658,966	1,667,711

Net Income per Share (Basic)	$0.83	$0.33
Net Income per Share (Diluted)	$0.82	$0.32

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

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering Maine Public Service and certain former MAM employees.  No employees of other unregulated businesses are eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement.  On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  In conjunction with this pension freeze, MPS recorded a one-time curtailment expense of approximately $98,000 in the fourth quarter of 2006.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.

The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company plans to contribute approximately $843,000 to the pension plan for 2006 in 2007, prior to the filing of its 2006 corporate income tax return.   The Company also expects to contribute approximately $250,000 per quarter during 2007 for 2007 estimated payments.

The following table sets forth the plans’ net periodic benefit cost:

	Pension Benefits
	Quarters Ended March 31,
(In thousands of dollars)	2007	2006
Service cost	$—	$122
Interest cost	301	283
Expected return on plan assets	(271)	(270)
Amortization of prior service cost	—	23
Recognized net actuarial (gain)	—	26
Net periodic benefit cost	$30	$184

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

The following table sets forth the plans’ net periodic benefit cost:

	Health Care Benefits
	Quarters Ended March 31,
(In thousands of dollars)	2007	2006
Service cost	$45	$46
Interest cost	124	126
Expected return on plan assets	(53)	(54)
Amortization of transition obligation	18	36
Amortization of prior service cost	(15)	(15)
Recognized net actuarial (gain)	45	43
Net periodic benefit cost	$164	$182

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

In November of 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007.  The then-existing standard offer arrangement was due to expire on December 31, 2006.  The MPUC’s November 16, 2006, Order stated that it had received two bids from a single supplier.  Based on this, the MPUC concluded that northern Maine lacked a competitive power market and directed the Company to furnish default standard offer service for the fourteen-month period beginning January 1, 2007.  On December 18, 2006, the MPUC granted reconsideration of its November 16 Order and awarded the standard offer contract to

WPS Energy, Inc. (now known as Integrys Energy Services, Inc.), the incumbent supplier.

As a result of the MPUC’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

(a)  the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the standard offer process and not through the Company.  This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  The Company cannot at this time predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC.

(b)  the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

The Company in early 2007 announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

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

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006.  The significant elements of the settlement included a return on equity of 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case.  This settlement was approved on February 8, 2007.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $33.63 million and $34.69 million at March 31, 2007, and December 31, 2006, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its sixth year of this ten-year program. Approximately 35% of the transformers inpsected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $2.6 million; as of March 31, 2007, $1.9 million of this total has been spent on this effort.  The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

The Maricor Ashford Ltd joint venture and Maricor Properties, excluding Mecel, are a variable interest entities, as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003.  Management has determined that Maricor Ashford and Maricor Properties should not be consolidated with these financial statements, as MAM is not the primary beneficiary of these companies.

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”).  The following summarizes payments for leases for a period in excess of one year for the quarters ended March 31, 2007, and 2006:

(In thousands of dollars)	2007	2006
Equipment	$6	$4
Building	77	50
Vehicles	9	2
Rights of Way	26	—
Total	$118	$56

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
2007	$110
2008	$231
2009	$185
2010	$107
2011	$37

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees were $450,000 for 2004, $510,000 for 2005, and $575,000 per year for years 2006 through 2013.  This contract was re-negotiated effective January 1, 2007.  The annual fee was reduced to $537,500 per year from 2007 through 2013, plus reimbursement for travel costs.  Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $436,000.  The remaining liability as of March 31, 2007, for these capital lease arrangements is approximately $385,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet.  Future minimum lease payments are:

Years	Minimum Lease Payments
2007	$68
2008	$112
2009	$99
2010	$81
2011	$25

10.     SUBSEQUENT EVENTS

Divestiture of Maricor Technologies Assets and Termination of Segment Operations

In conjunction with the Company’s return to a utility and utility-related strategy, described more fully in the MAM 2006 Form 10-K, the majority of the operations of MTI were terminated on March 23, 2007.

On April 13, 2007, Maine & Maritimes Corporation sold substantially all of the assets of Maricor Technologies to HCI Systems Asset Management, LLC.  MAM originally acquired these assets from HCI on February 15, 2005, in exchange for a combination of cash, preferred stock, and certain options, including a put option for the preferred stock worth $200,000.  Under the terms of the sale, HCI will release all of its rights under the Option Agreement, including this put option.  MAM agreed to allow the conversion of its Series A-2 Preferred Stock into 26,000 shares of MAM common stock on April 13, 2007.  Further, HCI will be eligible to receive additional shares of MAM common stock on March 31, 2008, if the trading price of MAM’s stock is less than $25 per share on that date.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2006 Annual Report on Form 10-K.

Executive Overview

As more fully described in our Annual Report filed in March, the Company is transitioning away from unrelated business segments in favor of focusing on our core competencies in and related to the regulated utility.  To that end, we have classified our utility business and the holding company as “Continuing Operations” and the segments we are divesting as “Discontinued Operations.”

Net income from Continuing Operations was strong in the first quarter, showing profit of $1.56 million, double the prior year quarterly net income of $784,000.  Several factors contributed to this improvement including, but not limited to:

•                  Rate increase effective on July 15, 2006;

•                  Increase in transmission wheeling revenues from additional generation capacity in our service territory;

•                  Increased billings for construction work and mutual aid;

•                  Reduced labor costs associated with the reduction in force in the third quarter of 2006 and a reduction in overtime due to fewer storm-related outages; and

•                  Reduction of common overhead costs.

In addition to the enhanced performance of the Continuing Operations, the results for our Discontinued Operations also were better than the prior year.  Although still incurring losses, we have increased sales and controlled costs while pursuing the divestiture of these businesses, reducing the operating loss incurred from $251,000 in the first quarter of 2006 to $209,000 in the first quarter of 2007.

We have made significant progress in the divestiture of our Discontinued Operations with the announcement in April of the sales of the assets of MTI.  We continue to anticipate the remaining unregulated operations will be divested during 2007.  The Company is expeditiously divesting while taking precautions to do so in a prudent manner to minimize any potential costs or liabilities.

While divesting our engineering, software, and real estate operations, we are keenly focused on our core utility business.  Brent Boyles becomes CEO at MAM effective May 8, 2007.  Brent continues to provide proven leadership as he has done within the utility operation, MPS, for the past several years.  Brent’s experience in utility operations, regulation, and management is an important part of our revised strategy.

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share

	Quarters Ended March 31,
(Dollars in Thousands Except per Share Amounts)	2007	2006
Income (Loss) from Continuing Operations
Regulated Electric Utility	$1,955	$1,204
Other*	(395)	(420)
Income from Continuing Operations	1,560	784
Loss from Discontinued Operations
Unregulated Engineering Services	(48)	(108)
Unregulated Software Technology	(130)	(111)
Other*	(31)	(32)
Loss from Discontinued Operations	(209)	(251)
Net Income	$1,351	$533
Basic Income Per Share	$0.82	$0.33

*The “Other” line in continuing operations includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations. In discontinued operations, the “Other” line represents the net loss of Mecel Properties, less intercompany eliminations.

Net income above is allocated based upon the segments as presented in Note 4, “Segment Information,” of the Consolidated Financial Statements.  The results by segment are explained more fully in the following sections.

The financial performance of both the continuing and discontinued operations have improved from the first quarter of 2006 to the first quarter of 2007.  Cost control measures in the unregulated operations, as well as increased revenue from both the regulated electric utility and unregulated engineering services have led to an increase in basic net income per share of $0.49, from $0.33 for the first quarter of 2006 to $0.82 in the first quarter of 2007.

Interest Expense

Interest charges for continuing operations remained flat from the first quarter of 2006 to the first quarter of 2007, decreasing from $307,000 to $305,000.  Interest charges for MAM increased from $51,000 in 2006 to $91,000 in 2007, due primarily to the increase in MAM’s outstanding debt balance from $2.27 million at March 31, 2006, to $3.55 million at March 31, 2007.  However, this increase was offset by the $42,000 decrease in interest expense of the regulated utility, due to the increase in stranded cost carrying charges as a result of the higher deferred fuel balance.

Income Tax Expense / Benefit

The regulated provision for income taxes increased $567,000, from $750,000 in 2006 to $1.32 million in 2007, as a result of the increase in earnings.  The benefit from income taxes from continuing unregulated operations increased from $203,000 for the first quarter of 2006 to $241,000 for the first quarter of 2007.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These taxes decreased from $500,000 for the first three months of 2006 to $444,000 for the first three months of 2007.  The majority of this decrease is due to lower payroll taxes from the resignation of the CEO and the reduction in force in September 2006.

Regulated Operations

The following discussion includes the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Quarter Ended
	March 31,
	2007	2006
Net Income — Regulated Electric Utility (In thousands)	$1,955	$1,204
Earnings Per Share from Regulated Electric Utilities	$1.19	$0.74

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the quarters ended March 31, 2007, and 2006, are as follows:

	2007		2006
	Dollars	MWH	Dollars	MWH
Residential	$4,337	51,997	$3,935	50,306
Large Commercial	1,483	42,733	1,605	43,974
Medium Commercial	1,948	27,834	1,815	26,528
Small Commercial	2,516	26,555	2,285	25,495
Other Retail	228	847	208	853
Total Regulated Retail	10,512	149,966	9,848	147,156
Other Regulated Operating Revenue	403		203
Total Regulated Revenue	$10,915		$10,051

Total regulated revenue increased $864,000 or 8.6% from the first quarter of 2006 to the first quarter of 2007.  Residential customer revenue accounted for approximately $402,000 of this increase, a combination of the 3.4% or 1,691 MWH increase in volume and the impact of the rate increase effective July 15, 2006.  Medium and small commercial customer revenue also increased $364,000 or 8.8%, for the same reasons.  Sales volume for these classes increased 2,366 MWH or 4.5%.

The decrease in large commercial customer revenue of $122,000 partially offset these increases.  This decrease was partly volume driven, with total sales down 1,241 MWH or 2.8% from the prior year, due primarily to lower usage by one large commercial customer.

Other regulated operating revenue of $403,000 exceeded prior year by $200,000, due to increased transmission wheeling revenue.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters ended March 31, 2007, and 2006, regulated operation and maintenance expenses and stranded costs are as follows:

(In thousands of dollars)	2007	2006
Regulated Operation and Maintenance
Labor	$1,119	$1,287
Benefits	446	551
Outside Services	199	211
Holding Company Management Costs	436	601
Insurance	395	333
Transportation	315	204
Other	467	557
Total Regulated Operation and Maintenance	$3,377	$3,744

Stranded Costs
Wheelabrator-Sherman	$—	$2,118
Maine Yankee	720	774
Seabrook	384	384
Amortization of Wheelabrator-Sherman Restructuring Payment	—	363
Deferred Fuel	1,504	(899)
Cost Incentive Refund	63	—
Cancelled Transmission Plant	63	—
Special Discounts	70	70
Total Stranded Costs	$2,804	$2,810

Overall regulated operation and maintenance expense decreased $367,000 or 9.8% from the first quarter of 2006 to the first quarter of 2007.  The decreases were composed of the following:

•        Labor expenses decreased $168,000, with $45,000 due to the decrease in overtime labor as a result of fewer storm-related outages.  The remaining decrease is due to reduced non-productive labor expenses, and a $20,000 reduction in expense from an increase in labor for capital and billable construction work.

•        Benefits expense decreased $105,000 from 2006 to 2007, due to a $53,000 reduction in workers compensation expense, and an $87,000 decrease in health insurance expense, largely attributable to the subsidy the Company receives under Medicare Part D.  These decreases were partly offset by smaller increases in other benefit expenses.

•        Holding company management costs were reduced by $165,000, due to the combination of a decrease in total costs, primarily labor, of $77,000 and the reduction of the percentage of these costs allocated to MPS.

These decreases were partly offset by an increase in transportation expense of approximately $111,000, due to additional maintenance work performed on the vehicle fleet during the first quarter of 2007.

Stranded cost expenses in 2007 reflect the impact of the stranded cost rate case, MPUC Docket No. 2006-506, and the expiration of MPS’s purchase power agreement with Wheelabrator-Sherman.  The expenses reported for 2006 are based on the stranded costs rates established in MPUC Docket No. 2003-666.

The Wheelabrator-Sherman expenses reported in 2006 were the payments for purchased power, offset by the receipts from the sale of that energy.  With the expiration of this contract December 31, 2006, no additional energy has been purchased.  Also, in 2006, the $899,000 offset to expense from deferred fuel was the deferral of the net expense of the purchased power contract beyond the total expense allowed for recovery in Docket No. 2003-666.  MPS is now recovering its deferred fuel costs.  For 2007, the $1.5 million of deferred fuel represents the amortization of the deferred fuel stranded costs, a non-cash expense.

Under Docket No. 2003-666, MPS was also allowed recovery of a new stranded cost, the cost incentive refund, amortization of which began January 2007.

In September 2006, MPS began amortization of its cancelled transmission plant, in accordance with the settlement of the 2006 OATT.  This amortization totaled $63,000 in the first quarter of 2007.

Other Continuing Operations

	Quarter Ended
	March 31,
	2007	2006
Net Loss — Other Continuing Operations (in thousands)	$(395)	$(420)
Loss Per Share from Other Continuing Operations	$(0.24)	$(0.26)

Other continuing operations represents the common costs of MAM that cannot be allocated to MPS, the corporate costs of MAM directly associated with the unregulated businesses and intercompany eliminations.  The plan to divest the unregulated operations may reduce the costs included in this segment; however, some of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.

The operating expenses of this segment increased from $437,000 in the first quarter of 2006 to $492,000 in the first quarter of 2007.  The majority of this increase is a result of the reduction in the percentage of common costs allocated to MPS and the allocation of one-third of the Oracle financial system hosting fees to MAM.  This increase was offset by the decrease in the loss from equity in earnings of Maricor Properties.  During the first quarter of 2006, the Maricor Properties buildings were not fully leased, and were incurring higher losses than in the first quarter of 2007.

Unregulated Engineering Services

	Quarter Ended March 31,
(In thousands of dollars)	2007	2006
Net Loss — Unregulated Engineering Services	$(48)	$(108)
Basic Loss Per Share from Unregulated Engineering Services	$(0.03)	$(0.07)

The net loss of the unregulated engineering services segment has been reduced from $108,000 in the first quarter of 2006 to $48,000 in the first quarter of 2007, as a result of the combination of higher revenue and the reduction of certain expenses.

Unregulated engineering services revenues for the quarters ended March 31, 2007, and 2006:

(In thousands of dollars)	2007	2006
The Maricor Group New England	$377	$471
The Maricor Group, Canada Ltd	1,290	878
Total Unregulated Engineering Operating Revenue	$1,667	$1,349

Total revenue for the segment continued the trend experienced in 2006, increasing approximately $318,000 or 23.6% in total over prior year.  The increase is attributable to the Canadian operations, which generated $412,000 more revenue in the first quarter of 2007 than 2006.  This increase is due to the combination of the expansion of the electrical engineering division with the acquisition of Pace in May 2006 and the award of several large projects during 2006.  This increase in revenue was partly offset by a decrease in revenue in the US operations of approximately $94,000.

Unregulated engineering services expenses for the quarters ended March 31, 2007, and 2006:

(In thousands of dollars)	2007	2006
Unregulated Operation & Maintenance	$1,678	$1,456
Depreciation and Amortization	4	26
Taxes Other than Income	9	20
Interest	78	58
Other	11	7
Total Unregulated Engineering Expenses	$1,780	$1,567

Unregulated engineering services expenses increased $213,000 from the first quarter of 2006 to the first quarter of 2007, an increase of 13.6%.  Operation and maintenance expense increased $222,000 or 15.2%, and supported the increase in revenue described above.

Unregulated Software Technology

The following section details the operations of the unregulated software technology segment:

	Quarter Ended
	March 31,
	2007	2006
Net Loss — Unregulated Software Technology (In thousands)	$(130)	$(111)
Loss Per Share from Unregulated Software Technology	$(0.08)	$(0.07)

Unregulated software technology revenue from third parties increased from $33,000 in the first quarter of 2006 to $102,000 in the first quarter of 2007, as the result of one significant implementation project completed in 2007.  This increase in revenue was offset by the increase in operating expenses of $97,000.   During the first quarter of 2006, through the release of new iPlan™ solutions in April 2006, software development costs were deferred.  The expenses for the first quarter of 2007 included no such deferrals.

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM’s current liabilities of $18.64 million as of March 31, 2007, exceed its current assets of $13.19 million by $5.45 million, exposing MAM to liquidity concerns and the risk of being unable to fulfill its obligations in 2007.   Of these current liabilities, $6.0 million represents short-term borrowings, representing the MPS line of credit with Bank of America.  MAM has taken steps to mitigate this short-term risk, including identification of options to reduce or defer costs.  Based on these steps and current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel costs currently deferred by MPS.  Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs.  With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs is exceeding the cash outflows.  These stranded cost free cash flows can be used, in part, to help fulfill these obligations.

The Company’s cash and cash equivalents as of March 31, 2007, were $715,000, down from $898,000 at December 31, 2006.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first quarter of 2007 was $3.53 million, compared to $2.46 million in the first quarter of 2006.  The increase in net income of $818,000 from the first quarter of 2006 to the first quarter of 2007 and the change in deferred regulatory and debt issuance costs from a use of cash of $1.46 million in 2006 to a source of cash of $1.22 million in 2007 were the largest factors in the increase in operating cash flow period-over-period.  Net cash flow provided by operating activities was reduced the first quarter of 2007 by $2.02 million due to the change in accounts payable, primarily a result of the payment for the final energy purchases under the Wheelabrator-Sherman contract.

Cash flow used for financing included the repayment of short- and long-term debt totaling $2.49 million in the first quarter of 2007.  Cash flow used for financing activities for the first three months of 2006 totaled $1.28 million, as long- and short-term debt were reduced by $150,000 and $1.13 million respectively.

Cash flow used for investing activities for the first quarter of 2007 decreased cash by approximately $1.23 million.  The largest use of cash for investing in the first quarter 2007 were fixed asset investments of $1.16 million, with another $69,000 used for settlement of the stock contingencies associated with an acquisition in 2004.  For the first three months of 2006, cash flow used for investing activity totaled $1.20 million, of which $842,000 was invested in fixed assets for continuing operations and $114,000 was invested in the activities of the discontinued operations.  Approximately $244,000 was used in the first quarter of 2006 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004.

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There were 24,290 shares outstanding pursuant to this kind of agreement at March 31, 2007.  At a market price of $19.00 per share at March 31, 2007, the total exposure is approximately $448,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $24,000.  A $1 decrease in MAM’s share price would increase this exposure by $24,000.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of March 31, 2007, MPS is in compliance with these conditions.

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

MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company for the third quarter of 2006 and the fourth quarter of 2006.  Bank of America and Katahdin Trust Company granted waivers from compliance with the interest coverage ratio requirements for both the third and fourth quarters.  The waivers included three provisions.  First, waiver fees totaling $56,000 were assessed.  Second, a modification was made to the interest coverage ratio requirements for 2007 for the Bank of America $1.7 million term note, the Bank of America $4.0 million line of credit and the Katahdin Trust Company $1.0 million line of credit.  For the three, six and twelve months ended March 31, June 30 and December 31, 2007, MAM must meet a 1.75:1 interest coverage ratio, calculated as earnings before interest and income taxes divided by interest expense.  For the nine months ended September 30, 2007, 1.25:1 is the minimum ratio required.  The third provision is the conversion of the Bank of America $4.0 million line of credit from a revolving credit agreement to a term note, effective March 13, 2007.  With this conversion, the principal balances must be repaid at a rate of $140,000 per month, beginning January 31, 2008.  MAM is in compliance with these revised covenants as of March 31, 2007.

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

(a)          MAM and its subsidiaries are faced with interest rate risk on the MAM $4.0 million Bank of America line of credit, the TMG $2.0 million term note and $1.0 million line of credit with Katahdin Trust Company, and the MPS $10 million line of credit.

MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. These interest rate swaps effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.42% and 4.53%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of December 31, 2006, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $3.18 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”). Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt,” of the MAM 2006 Form 10-K, and is hereby incorporated by this reference.

(b)         Transactions with Me&NB; The Maricor Group, Canada Ltd; and MAM’s investment in Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

(c)          The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There were 24,290 shares outstanding pursuant to this kind of agreement at March 31, 2007.  At a market price of $19.00 per share at March 31, 2007, the total exposure is approximately $448,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $24,000.  A $1 decrease in MAM’s share price would increase this exposure by $24,000.

Market price protection of a different sort was given by Maricor Technologies when it acquired the HCI assets.  Part of the consideration there was MAM preferred stock which is convertible into 26,000 shares of MAM common stock on February 9, 2009, subject to some other conditions.  To the extent that the market price of MAM common stock is then below $25 per share, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock. This agreement was superseded by the terms of the sale of the MTI assets to HCI on April 13, 2007.  Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares on that date.  If MAM’s stock price is less than $25 on March 31, 2008, HCI is entitled to additional shares of common stock.

(d)         The Company’s unregulated real estate development and investment subsidiary, Maricor Properties Ltd, and its subsidiaries, Cornwallis Court Developments Ltd and Mecel Properties Ltd, are subject to certain risks and uncertainties including, but not necessarily limited to interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

In November of 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007.  The then-existing standard offer arrangement was due to expire on December 31, 2006.  The MPUC’s November 16, 2006, Order stated that it had received two bids from a single supplier.  Based on this, the MPUC concluded that northern Maine lacked a competitive power market and directed the Company to furnish default standard offer service for the fourteen-month period beginning January 1, 2007.  On December 18, 2006, the MPUC granted reconsideration of its November 16 Order and awarded the standard offer contract to WPS Energy, Inc. (now known as Integrys Energy Services, Inc.), the incumbent supplier.

As a result of the MPUC’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

(a)  the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the standard offer process and not through the Company.  This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  The Company cannot at this time predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC.

(b)  the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

The Company in early 2007 announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

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

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006.  The significant elements of the settlement included a return on equity of 10.5% on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case.  This settlement was approved on February 8, 2007.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2006 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $18.64 million as of March 31, 2007, exceed its current assets of $13.19 million by $5.45 million, exposing MAM to liquidity concerns and the risk of being unable to fulfill its obligations in 2007.   Of these current liabilities, $6.0 million represents short-term borrowings, representing the MPS line of credit with Bank of America.  MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of options to reduce or defer costs.  Based on these steps and current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel costs currently deferred by MPS.  Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs.  With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs is exceeding the cash outflows.  These stranded cost free cash flows can be used, in part, to help fulfill these obligations.

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

There were 24,290 shares outstanding pursuant to this kind of agreement at March 31, 2007.  At a market price of $19.00 per share at March 31, 2007, the total exposure is approximately $448,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $24,000.  A $1 decrease in MAM’s share price would increase this exposure by $24,000.

Divestiture of Maricor Technologies

With the divestiture of substantially all of the assets of MTI, the franchise and competition risks associated with unregulated software technology disclosed in MAM’s 2006 Form 10-K are eliminated.  MAM’s risk from technological obsolescence is also significantly reduced as a result of this divestiture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•                  Exhibit 3(a) Articles of Incorporation

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

Date:  May 8, 2007

/s/ Randi J. Arthurs
Randi J. Arthurs
Vice President & Controller