Form 10-Q
period 2007-06-30
MAINE & MARITIMES CORP
filed 2007-08-10
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2007

Common Stock, $7.00 par value – 1,677,430 shares

Glossary of Terms

AMEX	American Stock Exchange
Ashford	Ashford Investments Inc.
CES	Competitive Energy Supplier
Cornwallis	Cornwallis Court Developments Ltd
DSM	Demand-Side Management
EA	Energy Atlantic, LLC
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
HCI	HCI Systems Asset Management, LLC
MAM	Maine & Maritimes Corporation
MCW	MCW Consultants Ltd
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NOI	Notice of Inquiry
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
RES	RES Engineering, Inc.
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and distribution
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation (“MAM” or the “Company”) and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2007, and for the corresponding period of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2007, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of June 30, 2007; (4) an audited consolidated balance sheet as of December 31, 2006, the end of Maine & Maritimes Corporation’s preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through June 30, 2007.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at June 30, 2007, and December 31, 2006; the results of their operations for the three and six months ended June 30, 2007 and 2006; and their cash flows for the six months ended June 30, 2007, and 2006.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.               Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.     Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.               The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), all of which are classified as discontinued operations. As described later in this document, substantially all of the assets of TMGC were sold in June, 2007.

4.               Maricor Technologies, Inc. (“MTI”), a wholly-owned United States subsidiary classified as discontinued operations. MAM divested of MTI’s assets and terminated its operations as of April 13, 2007. The corporation was dissolved on June 28, 2007.

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

General Descriptions of the Parent Company and its Subsidiaries:

•          Maine & Maritimes Corporation is a holding company incorporated in the State of Maine, and is the ultimate parent company for all business segments.  MAM maintains investments in a regulated electric transmission and distribution utility operating within the State of Maine, United States of America, classified for financial reporting purposes as continuing operations.  MAM also has investments in a mechanical, electrical and plumbing/fire protection engineering company in Boston, and real estate investments in Canada at June 30, 2007. These operations were reclassified for financial reporting purposes to assets held for sale.  MAM is headquartered in Presque Isle, Maine.

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

•          The Maricor Group is a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services. TMG operates primarily within the New England region of the United States through its subsidiary The Maricor Group New England (“TMGNE”).  TMG was formed in November 2003, and is headquartered in Presque Isle, Maine, with an office in Boston, Massachusetts.  MAM has partially divested its TMG operations through sales of substantially all operating assets of its Canadian operations, as part of an overall shift in strategy described more fully in Item 7, “Management’s Discussion and Analysis” of MAM’s 2006 Form 10-K and updated in the first and second quarter 10-Q filings for 2007.  As part of this strategy, MAM intends to sell or wind down the operations of TMGNE.

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

•          Mecel Properties Ltd is a Canadian subsidiary of Maricor Properties Ltd and currently owns an office building in Halifax, Nova Scotia.  It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition by TMGC of its Halifax practice group.  Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the expectation that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date.  As of June 30, 2007, the economic ownership of Mecel remained solely owned by MAM.  MAM is seeking to divest its ownership of Mecel Properties.

•          Maricor Technologies, Inc., formed on February 14, 2005, developed information technology and software products for sustainable governance of facilities, infrastructure and buildings.  MAM divested its MTI assets and terminated operations as of April 13, 2007.

•          Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, and is classified as discontinued operations.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars except shares and per share amounts)	2007	2006	2007	2006
Operating Revenues
Regulated Revenues	$7,951	$7,414	$18,866	$17,465

Operating Expenses
Regulated Operation & Maintenance	3,168	3,497	6,545	7,241
Unregulated Operation & Maintenance (1)	355	179	847	616
Depreciation	697	730	1,408	1,445
Amortization of Stranded Costs	2,647	2,568	5,451	5,378
Amortization	61	(50)	116	29
Taxes Other Than Income	441	437	885	937
Provision for Income Taxes—Regulated	320	43	1,637	793
Benefit of Income Taxes—Unregulated (1)	(181)	(113)	(422)	(316)

Total Operating Expenses	7,508	7,291	16,467	16,123

Operating Income	443	123	2,399	1,342

Other Income (Deductions)
Equity in Income of Associated Companies	39	199	(33)	127
Interest and Dividend Income	6	2	13	8
Provision for Income Taxes	(4)	—	(5)	(22)
Other—Net	(18)	(8)	(43)	(48)

Total	23	193	(68)	65

Income Before Interest Charges	466	316	2,331	1,407

Interest Charges
Long-Term Debt and Notes Payable	722	727	1,483	1,435
Less Stranded Costs Carrying Charge	(442)	(414)	(898)	(815)

Total	280	313	585	620

Net Income from Continuing Operations	186	3	1,746	787

Discontinued Operations
Estimated Loss on Sales of Discontinued Operations	(362)	—	(362)	—
Loss from Operations	(573)	(541)	(923)	(971)
Income Tax Benefit	372	228	513	407

Loss from Discontinued Operations	(563)	(313)	(772)	(564)

Net (Loss) Income Available for Common Stockholders	$(377)	$(310)	$974	$223

Average Shares of Common Stock Outstanding	1,677,187	1,637,643	1,662,005	1,637,427

Basic Earnings Per Share of Common Stock From Continuing Operations	$0.11	$—	$1.05	$0.48

Basic Loss Per Share of Common Stock From Discontinued Operations	(0.33)	(0.19)	(0.46)	(0.34)

Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.22)	$(0.19)	$0.59	$0.14

Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.11	$—	$1.04	$0.47

Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.33)	(0.19)	(0.46)	(0.34)

Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.22)	$(0.19)	$0.58	$0.13

(1) Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands of dollars)	2007	2006
Cash Flow From Operating Activities
Net Income	$974	$223
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	1,408	1,445
Amortization of Intangibles	116	29
Amortization of Seabrook	555	555
Amortization of Cancelled Transmission Plant	127	—
Deferred Income Taxes—Net	791	656
Deferred Investment Tax Credits	(10)	(12)
Change in Deferred Regulatory and Debt Issuance Costs	2,229	(2,918)
Amortization of W/S Upfront Payment	—	725
Change in Benefit Obligations	(294)	280
Gain from Sale of Stock in Subsidiary	—	(429)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	592	1,467
Other Current Assets	(359)	29
Accounts Payable	(1,852)	(223)
Other Current Liabilities	512	797
Other—Net	1,612	390
Adjustments to Operating Cash Flows from Continuing Operations	6,401	3,014
Operating Cash Flows from Discontinued Operations	(894)	(1,215)

Net Cash Flow Provided By Operating Activities	5,507	1,799

Cash Flow From Financing Activities
Retirements of Long-Term Debt	(1,595)	(1,190)
Additions of Long-Term Debt	3,499	—
Short-Term Debt (Repayments) Borrowings, Net	(4,970)	745
Short-Term Debt Repayments of Discontinued Operations	(1,000)	—

Net Cash Flow Used For Financing Activities	(4,066)	(445)

Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	(187)	(244)
Gain from Sale of Stock of Subsidiary	—	429
Cash Received from Sale of Discontinued Operations	1,821	—
Change in Restricted Investments	(2)	(3)
Investment in Fixed Assets	(2,557)	(1,554)
Stock Redemption from Associated Company	—	200
Investing Activities of Discontinued Operations	—	(248)

Net Cash Flow Used For Investing Activities	(925)	(1,420)

Increase (Decrease) in Cash and Cash Equivalents	516	(66)
Cash and Cash Equivalents at Beginning of Period	898	273

Cash and Cash Equivalents at End of Period	$1,414	$207

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,499	$1,497
Income Taxes	$153	$52
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$12	$12

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands of dollars)	2007	2006
	(Unaudited)	(Audited)
ASSETS
Plant
Electric Plant in Service	$101,910	$101,085
Non-Utility Plant	3	3
Less Accumulated Depreciation	(43,129)	(41,948)

Net Plant in Service	58,784	59,140
Construction Work-in-Progress	1,661	499
Total	60,445	59,639

Investments in Associated Companies	1,207	1,500

Net Plant and Investments in Associated Companies	61,652	61,139

Current Assets:
Cash and Cash Equivalents	1,414	898
Accounts Receivable (less allowance for uncollectible accounts of $116 in 2007 and $114 in 2006)	6,459	6,709
Accounts Receivable from Associated Companies	327	281
Unbilled Revenue - Utility	761	1,150
Inventory	1,116	646
Prepayments	161	273
Current Assets of Discontinued Operations	4,921	8,658

Total	15,159	18,615

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	6,241	7,743
Recoverable Seabrook Costs	10,004	10,559
Regulatory Assets—Deferred Income Taxes	5,709	5,923
Regulatory Assets—Post-Retirement Medical Benefits	2,193	2,205
Deferred Fuel and Purchased Energy Costs	32,720	34,689
Cancelled Transmission Plant	381	508
Unamortized Premium on Early Retirement of Debt	997	1,100
Deferred Regulatory Costs	1,561	1,677

Total	59,806	64,404

Other Assets
Unamortized Debt Issuance Costs	408	502
Restricted Investments (at cost, which approximates market)	2,460	2,458
Other Assets	1,274	1,049

Total	4,142	4,009

Total Assets	$140,759	$148,167

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands of dollars)	2007	2006
	(Unaudited)	(Audited)
Capitalization (see accompanying statement):
Shareholders’ Equity	$42,970	$41,527
Long-Term Debt	27,733	27,840
Long-Term Debt of Discontinued Operations	2,072	2,182

Total	72,775	71,549

Current Liabilities:
Long-Term Debt Due Within One Year	4,696	2,685
Notes Payable to Banks	6,000	11,970
Accounts Payable	3,584	5,018
Accounts Payable—Associated Companies	250	247
Accrued Employee Benefits	1,003	1,424
Customer Deposits	144	149
Taxes Accrued	563	7
Interest Accrued	229	246
Other Current Liabilities	7	30
Current Liabilities of Discontinued Operations	1,014	3,195

Total	17,490	24,971

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,497	5,572
Carrying Value of Interest Rate Hedge	956	1,636
Uncollected Maine Yankee Decommissioning Costs	6,241	7,743
Other Regulatory Liabilities	329	382
Deferred Income Taxes	26,438	26,360
Accrued Postretirement Benefits and Pension Costs	8,325	8,631
Investment Tax Credits	72	81
Miscellaneous	2,636	1,242

Total	50,494	51,647

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$140,759	$148,167

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

			Common		Preferred			Accumulated
	Shares Issued and		Par Value		Par Value			Other Comprehensive
	Outstanding		Issued	Paid-In	Issued ($0.01/	Paid-In	Retained	Income
	Common	Preferred	($7/Share)	Capital	Share)	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	1,638,379	9,500	$11,469	$1,254	$—	$950	$28,266	$(412)	$41,527

Common Stock Issued	730		5	7					12

Conversion of Preferred Shares	38,078	(9,500)	267	683		(950)			—

Stock Contingency from Acquisitions				(187)					(187)

Net Income							974		974

Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $160								239	239
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $2								(3)	(3)
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $272								408	408
Total Other Comprehensive Income									644
Total Comprehensive Income									1,618
Balance, June 30, 2007	1,677,187	—	$11,741	$1,757	$—	$—	$29,240	$232	$42,970

MAM had five million shares of $7 per share common stock authorized, with 1,677,187 and 1,638,379 shares issued and outstanding as of June 30, 2007, and December 31, 2006, respectively. At December 31, 2006, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with 9,500 shares issued and outstanding.   There were no preferred shares issued or outstanding at June 30, 2007 as these shares were converted to common.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.              ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation and the following wholly-owned subsidiaries and affiliates:

1.               Maine Public Service Company and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.               The Maricor Group and its wholly-owned United States subsidiary The Maricor Group New England and wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd, classified as discontinued operations.  As described later in this document, substantially all of the assets of TMGC were sold in June, 2007.

3.               Maricor Technologies, Inc., a wholly-owned United States subsidiary, classified as discontinued operations.  MAM divested of MTI’s assets and terminated its operations as of April 13, 2007; and

4.               Energy Atlantic, LLC, an inactive subsidiary.

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

Accounting Policies

The Company’s accounting policies are those disclosed in its 2006 Annual Report on Form 10-K and its March 31, 2007 Form 10-Q, which are hereby incorporated by this reference.

Reclassifications

The reclassification of the unregulated engineering services segment and the operations of Mecel from continuing operations to discontinued operations have been made to the 2006 financial statement amounts in order to conform to the 2007 presentation.  Further, the unregulated real estate segment reported in the 2006 financial statements, excluding Mecel, has been reclassified to the equity method, instead of consolidated, also to conform to the 2007 presentation.

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

The foreign income taxes include only the Canadian income taxes for the Canadian operations of TMG, Maine & New Brunswick and Mecel.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Current income taxes
Federal	$—	$(273)	$—	$(45)
State	—	(95)	—	(44)
Foreign	4	123	8	42
Total current income taxes	4	(245)	8	(47)

Deferred income taxes
Federal	(281)	(54)	366	126
State	53	7	343	25
Total deferred income taxes	(228)	(47)	709	151
Investment credits, net	(5)	(6)	(10)	(12)
Total income taxes	$(229)	$(298)	$707	$92

Allocated to:
Operating income
- Regulated	$320	$43	$1,637	$793
- Unregulated	(181)	(113)	(422)	(316)
Subtotal	139	(70)	1,215	477
Discontinued Operations	(372)	(228)	(513)	(407)
Total Operating	(233)	(298)	702	70
Other income	4	—	5	22
Total	$(229)	$(298)	$707	$92

For the six months ended June 30, 2007, and 2006, the effective income tax rates were 42.1% and 29.1%, respectively.  The principal reasons for the effective tax rates differing from the US federal income tax rate are equity earnings in joint venture companies and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of ME&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from ME&NB in the first six months of 2007 or 2006.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position to be more likely than not in order for the position to be recognized in the financial statements.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  There were no adjustments required to the reported tax benefits at January 1, or June 30, 2007, from the adoption of this standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.  As of January 1, and June 30, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

The Company is currently subject to audit by the Internal Revenue Service, Canadian Revenue Authority and certain State income tax authorities for the calendar years 2003, 2004, 2005 and 2006.

As required by SFAS No. 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) — interest rate hedge. For the quarter ended June 30, 2007, and the year ended December 31, 2006, Management evaluated the deferred tax asset valuation allowance and determined that no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2007, and December 31, 2006:

(In thousands of dollars)	June 30, 2007	December 31, 2006
Seabrook	$5,430	$5,737
Property	9,597	9,526
Flexible pricing revenue	500	596
Deferred fuel	13,054	13,839
Pension and post-retirement benefits	(1,935)	(1,992)
Net Operating Loss Carryforwards of Continuing Operations	—	(1,055)
Other Comprehensive Income	(327)	(602)
Other	119	311

Net Accumulated Deferred Income Tax Liability from Continuing Operations	$26,438	$26,360

Goodwill Impairment Loss	(1,018)	(1,018)
Estimated Loss on Sale of Discontinued Operations	(2,085)	(2,485)
Net Operating Loss Carryforwards of Discontinued Operations	(1,356)	(1,204)
Amortization of Goodwill	375	375
Other Comprehensive Income	436	287
Other	(17)	(14)

Net Accumulated Deferred Income Tax Asset from Discontinued Operations	$(3,665)	$(4,059)
Net Accumulated Deferred Income Tax Liability	$22,773	$22,301

3.              DISCONTINUED OPERATIONS

The Maricor Group

As described in the MAM 2006 Form 10-K, the Company has embarked on a new strategic course expected to result in the divestiture of substantially all of the assets reported as the Unregulated Engineering Services operating segment within 2007.  As a result, the operations for this segment have been reclassified to discontinued operations.  During the second quarter of 2007, MAM divested substantially all of the assets and liabilities of The Maricor Group, Canada Ltd.  Refer to Note 10 for more information regarding this sale.

The net loss for unregulated engineering services is composed of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Loss From Operations:
Operating Revenue	$625	$1,425	$2,292	$2,773
Third Party Expenses	(937)	(1,643)	(2,684)	(3,175)
Intercompany Expenses	(29)	(34)	(62)	(68)
Loss from Operations	(341)	(252)	(454)	(470)
Additional Loss from Sale of Assets	(362)	—	(362)	—
Benefit of Income Taxes	287	129	352	239
Net Loss — Unregulated Engineering Services	$(416)	$(123)	$(464)	$(231)

The unregulated engineering services balance sheets as of June 30, 2007, and December 31, 2006, were as follows:

	June 30,	December 31,
(In thousands of dollars)	2007	2006
Assets:
Cash & Cash Equivalents	$—	$202
Accounts Receivable, Net	401	1,715
Unbilled Contract Revenue	96	1,155
Other Current Assets	10	72
Current Assets	507	3,144
Fixed Assets, Net of Depreciation	49	226
Intangible Assets and Goodwill	—	162
Income Taxes Receivable	1,359	875
Deferred Tax Assets	2,312	2,495
Long-Term and Other Assets	3,720	3,758
Total Assets	$4,227	$6,902

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(4,952)	$(4,646)
Notes Payable to Banks	—	1,000
Accounts Payable and Accrued Employee Benefits	768	1,596
Intercompany Accounts Payable	3,008	1,673
Unearned Revenue	20	139
Other Current Liabilities	86	50
Current Liabilities	3,882	4,458
Intercompany Notes Payable	3,097	4,890
Long-Term Debt	2,200	2,200
Long-Term and Other Liabilities	5,297	7,090
Total Shareholder’s Equity and Liabilities	$4,227	$6,902

On July 9, 2007, $750,000 was paid to Katahdin Trust Company on the $2.2 million TMG term note from the majority of the proceeds of the sale of the Moncton Division of The Maricor Group, Canada Ltd.

Maricor Technologies, Inc.

As described more fully in Note 10, as of April 13, 2007, MAM has divested substantially all of the assets reported as Unregulated Software Technology.  Consistent with the classification at December 31, 2006, the operations for this segment have been reclassified to discontinued operations.

The operating revenue and net loss for unregulated software technology for the second quarters and year-to-date 2007 and 2006 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Loss From Operations:
Operating Revenue	$21	$82	$135	$120
Expenses	(224)	(348)	(546)	(566)
Loss from Operations	(203)	(266)	(411)	(446)
Benefit of Income Taxes	86	104	164	173
Net Loss — Unregulated Software Technology	$(117)	$(162)	$(247)	$(273)

Mecel Properties

Consistent with its other unregulated operations, MAM has committed to a plan to divest Mecel Properties, and the results for Mecel have been reported as discontinued operations within “Other” for segment presentations.

The operating results for Mecel for the second quarters and year-to-date 2007 and 2006 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Income From Operations:
Intercompany Operating Revenue	$29	$34	$62	$68
Third Party Operating Revenue	3	—	3	—
Expenses	(29)	(24)	(58)	(56)
Income From Operations	3	10	7	12
Provision for Income Taxes	(1)	(5)	(3)	(6)
Net Income — Other	$2	$5	$4	$6

Mecel’s operating revenues through June 12, 2007, were derived from its lease of space to The Maricor Group, Canada Ltd, and have been eliminated in consolidation.  TMGC assigned the lease to M&R Engineering following the sale of assets on June 12, 2007.

Mecel’s balance sheets at June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
Assets:
Cash and Cash Equivalents	$42	$8
Accounts Receivable from Associated Companies	101	83
Other Current Assets	5	4
Current Assets	148	95
Fixed Assets, Net of Depreciation	547	507
Total Assets	$695	$602

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$52	$45
Accounts Payable and Accrued Employee Benefits	10	17
Other Current Liabilities	3	—
Intercompany Accounts Payable	99	54
Current Liabilities	112	71
Intercompany Notes Payable	531	486
Total Shareholder’s Equity and Liabilities	$695	$602

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

		(In thousands of dollars)
		Quarter Ended June 30, 2007
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$7,951	$—	$—	$—	$—	$7,951

Operating Expenses
Regulated Operation & Maintenance	3,168	—	—	—	—	3,168
Unregulated Operation & Maintenance	—	—	—	—	355	355
Depreciation	697	—	—	—	—	697
Amortization of Stranded Costs	2,647	—	—	—	—	2,647
Amortization	61	—	—	—	—	61
Taxes Other than Income	440	—	—	—	1	441
Income Taxes	320	—	—	—	(181)	139
Total Operating Expenses	7,333	—	—	—	175	7,508
Operating Income (Loss)	618	—	—	—	(175)	443
Other Income (Deductions)
Equity in Income of Associated Companies	40	—	—	—	(1)	39
Interest and Dividend Income	17	—	—	—	(11)	6
Other Income (Deductions)	(22)	—	—	—	—	(22)
Total Other Income (Deductions)	35	—	—	—	(12)	23
Income (Loss) Before Interest Charges	653	—	—	—	(187)	466

Interest Charges	197	—	—	—	83	280
Income (Loss) from Continuing Operations	456	—	—	—	(270)	186

Loss from Discontinued Operations:
Estimated Loss on Sales of Discontinued Operations	—	(362)	—	—	—	(362)
Loss From Operations	—	(341)	(203)	—	(29)	(573)
Benefit of (Provision for) Income Taxes	—	287	86	—	(1)	372
Loss from Discontinued Operations	—	(416)	(117)	—	(30)	(563)
Net Income (Loss)	$456	$(416)	$(117)	$—	$(300)	$(377)

		(In thousands of dollars)
		Quarter Ended June 30, 2006
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$7,414	$—	$—	$—	$—	$7,414

Operating Expenses
Regulated Operation & Maintenance	3,497	—	—	—	—	3,497
Unregulated Operation & Maintenance	—	—	—	—	179	179
Depreciation	730	—	—	—	—	730
Amortization of Stranded Costs	2,568	—	—	—	—	2,568
Amortization	(50)	—	—	—	—	(50)
Taxes Other than Income	431	—	—	—	6	437
Income Taxes	43	—	—	—	(113)	(70)
Total Operating Expenses	7,219	—	—	—	72	7,291
Operating Income (Loss)	195	—	—	—	(72)	123
Other Income (Deductions)
Equity in Income of Associated Companies	49	—	—	—	150	199
Interest and Dividend Income	18	—	—	—	(16)	2
Other Income (Deductions)	(12)	—	—	—	4	(8)
Total Other Income (Deductions)	55	—	—	—	138	193
Income Before Interest Charges	250	—	—	—	66	316
Interest Charges	237	—	—	—	76	313
Income (Loss) from Continuing Operations	13	—	—	—	(10)	3

Loss from Discontinued Operations:
(Loss) Income From Operations	—	(252)	(266)	2	(25)	(541)
Benefit of (Provision for) Income Taxes	—	129	104	—	(5)	228
(Loss) Income from Discontinued Operations	—	(123)	(162)	2	(30)	(313)
Net Income (Loss)	$13	$(123)	$(162)	$2	$(40)	$(310)

		(In thousands of dollars)
		Six Months Ended June 30, 2007
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$18,866	$—	$—	$—	$—	$18,866

Operating Expenses
Regulated Operation & Maintenance	6,545	—	—	—	—	6,545
Unregulated Operation & Maintenance	—	—	—	—	847	847
Depreciation	1,408	—	—	—	—	1,408
Amortization of Stranded Costs	5,451	—	—	—	—	5,451
Amortization	116	—	—	—	—	116
Taxes Other than Income	881	—	—	—	4	885
Income Taxes	1,637	—	—	—	(422)	1,215
Total Operating Expenses	16,038	—	—	—	429	16,467
Operating Income (Loss)	2,828	—	—	—	(429)	2,399
Other Income (Deductions)
Equity in Income of Associated Companies	2	—	—	—	(35)	(33)
Interest and Dividend Income	34	—	—	—	(21)	13
Other Income (Deductions)	(42)	—	—	—	(6)	(48)
Total Other Income (Deductions)	(6)	—	—	—	(62)	(68)
Income (Loss) Before Interest Charges	2,822	—	—	—	(491)	2,331
Interest Charges	411	—	—	—	174	585

Income (Loss) from Continuing Operations	2,411	—	—	—	(665)	1,746

Loss from Discontinued Operations:
Estimated Loss on Sales of Discontinued Operations	—	(362)	—	—	—	(362)
Loss From Operations	—	(454)	(411)	—	(58)	(923)
Benefit of (Provision for) Income Taxes	—	352	164	—	(3)	513
Loss from Discontinued Operations	—	(464)	(247)	—	(61)	(772)
Net Income (Loss)	$2,411	$(464)	$(247)	$—	$(726)	$974
Total Assets	$134,509	$4,229	$—	$334	$1,687	$140,759

		(In thousands of dollars)
		Six Months Ended June 30, 2006
	Regulated	Unregulated
	Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$17,465	$—	$—	$—	$—	$17,465

Operating Expenses
Regulated Operation & Maintenance	7,241	—	—	—	—	7,241
Unregulated Operation & Maintenance	—	—	—	—	616	616
Depreciation	1,445	—	—	—	—	1,445
Amortization of Stranded Costs	5,378	—	—	—	—	5,378
Amortization	29	—	—	—	—	29
Taxes Other than Income	916	—	—	—	21	937
Income Taxes	793	—	—	—	(316)	477

Total Operating Expenses	15,802	—	—	—	321	16,123

Operating Income (Loss)	1,663	—	—	—	(321)	1,342
Other Income (Deductions)
Equity in Income of Associated Companies	96	—	—	—	31	127
Interest and Dividend Income	23	—	—	—	(15)	8
Other Income (Deductions)	(72)	—	—	—	2	(70)

Total Other Income (Deductions)	47	—	—	—	18	65

Income (Loss) Before Interest Charges	1,710	—	—	—	(303)	1,407

Interest Charges	493	—	—	—	127	620

Income (Loss) from Continuing Operations	1,217	—	—	—	(430)	787

Loss from Discontinued Operations:
(Loss) Income From Operations	—	(470)	(446)	2	(57)	(971)
Benefit of (Provision for) Income Taxes	—	239	173	—	(5)	407
Loss from Discontinued Operations	—	(231)	(273)	2	(62)	(564)
Net Income (Loss)	$1,217	$(231)	$(273)	$2	$(492)	$223
Total Assets	$130,558	$12,103	$1,935	$232	$398	$145,226

5.              INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments Inc.  This sale specifically excluded the economic ownership of Mecel, with MAM retaining 100% of the economic ownership of Mecel.  Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction.  Therefore, the assets and liabilities of Mecel remain consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated.  MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries are presented within the line “Accounts Receivable from Associated Companies.”

Condensed financial information, as of June 30, 2007, for the components of Maricor Properties not consolidated in these financial statements is as follows (in thousands of dollars):

Total Assets	$8,074
Less:
Long-term Debt	6,022
Short-term Debt	1,732
Other Liabilities	120
Net Assets	$200

MAM’s Equity in Net Assets	$100

MAM recorded equity in the income of Maricor Properties, excluding Mecel, of $9,000 in the second quarter of 2007 and $2,000 year-to-date.

Maricor Ashford Ltd

As of March 21, 2007, MAM became an equal partner in Maricor Ashford Ltd, an inactive real estate development and redevelopment joint venture with Ashford Investments Inc., an unaffiliated real estate management company.  Prior to this date, Maricor Properties was an equal partner in this joint venture with Ashford Investments Inc.  Maricor Ashford Ltd is based in Moncton, New Brunswick, Canada.  Management reviewed the characteristics of this joint venture in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”, and determined that MAM is not the primary beneficiary of this joint venture.  Accordingly, the activity of Maricor Ashford Ltd has been recorded in these financial statements under the equity method, and Maricor Ashford Ltd is not consolidated with these financial statements.  MAM’s investment in the joint venture totaled $58,000 at June 30, 2007, with no impact on earnings during 2007.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of MEPCO, a jointly-owned electric transmission company. Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation, and therefore, MPS records its’ investment in MEPCO and Maine Yankee using the equity method.  This is consistent with industry practice for similar joint-owned units.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.  MPS’s portion of dividends declared, dividends received in cash, and stock redemptions declared and received in cash are presented in the following table:

	Quarter Ending June 30,		Six Months Ending June 30,
(In thousands of dollars)	2007	2006	2007	2006
Maine Yankee
Dividends Declared	—	—	20	—
Dividends Received in Cash	20	—	20	41
Stock Redemptions Declared	250	400	250	600
Stock Redemptions Received in Cash	—	200	250	200

MEPCO
Dividends Declared	2	2	4	4
Dividends Received in Cash	2	2	4	171

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

As of June 30, 2007, the former CEO has been the only employee to receive stock options, with 3,932 options outstanding for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of June 30, 2007, and changes during the year then ended is presented below:

	Shares	Average Exercise Price
Options	2007	2007

Outstanding at December 31, 2006	3,932	$30.28
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at June 30, 2007	3,932	$30.28

Options exercisable at June 30, 2007	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 6/30/07	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	5.42 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (Loss) Income (in thousands)	$(377)	$(310)	$974	$223
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,677,187	1,637,643	1,662,005	1,637,427
Dilutive Effect of Common Stock Options	—	—	3,932	23,625
Dilutive Effect of Preferred Shares	—	—	17,039	9,500
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,677,187	1,637,643	1,682,976	1,670,552

Net (Loss) Income per Share (Basic)	$(0.22)	$(0.19)	$0.59	$0.14
Net (Loss) Income per Share (Diluted)	$(0.22)	$(0.19)	$0.58	$0.13

The common stock options and preferred shares were anti-dilutive during the quarters ended June 30, 2007, and 2006, and are therefore omitted from the calculation of Diluted Earnings per Share. The weighted-average number of potentially dilutive shares outstanding during those periods were:

	Quarter Ended June 30,
	2007	2006
Common Stock Options	3,932	23,625
Preferred Shares	17,039	9,500
Potentially Dilutive Shares	20,971	33,125

7.              BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of healthcare, life insurance, long-term disability, and accidental disability insurance. The Company also offers a retirement savings program to employees in the form of a 401(k) plan.  This plan allows voluntary contributions by the employee and a contribution by the Company.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased.  In conjunction with this pension freeze, MPS recorded a one-time curtailment expense of approximately $98,000 in the fourth quarter of 2006.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.

The Company’s policy has been to fund pension costs accrued. In accordance with that policy, the Company plans to contribute approximately $824,000 to the pension plan for 2006 in 2007, prior to the filing of its 2006 corporate income tax return.   The Company also expects to contribute approximately $250,000 per quarter during 2007 for 2007 estimated payments.

The following table sets forth the plan’s net periodic benefit cost:

	Pension Benefits
(In thousands of dollars)	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$140	$—	$281
Interest cost	265	290	530	580
Expected return on plan assets	(290)	(272)	(580)	(544)
Amortization of prior service cost	—	23	—	46
Recognized net actuarial (gain)	16	44	32	87
Net periodic benefit cost	$(9)	$225	$(18)	$450

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

The following table sets forth the plan’s net periodic benefit cost:

	Health Care Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Service cost	$45	$46	$90	$92
Interest cost	124	126	248	252
Expected return on plan assets	(53)	(54)	(106)	(108)
Amortization of transition obligation	18	36	36	72
Amortization of prior service cost	(15)	(15)	(30)	(30)
Recognized net actuarial (gain)	45	43	90	86
Net periodic benefit cost	$164	$182	$328	$364

8.              COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc., (“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC,  brought suit against MPS, UPC Wind Management LLC, and Evergreen Wind Power, LLC, (collectively “Defendants”) in the United States District Court District of Maine, (located in Bangor, Maine) seeking collection of  approximately $227,795 it claims is still owed for the transformer, plus interest, attorney fees and punitive damages in a stated amount.  MPS had contracted with Surplec to purchase a 30/40/50 MVA Transformer (“the Transformer”).  Surplec alleged that MPS breached the contract and comitted fraud by failing to pay Surplec the third and final installment and shipping charges for the Transformer and Defendants’ use of the Transformer constitutes conversion.  MPS has denied these allegations.

On June 21, 2007, MPS filed a Counterclaim against Surplec seeking an award of $199,000 (the amount MPS has already paid for the Transformer) as well as consequential and incidental damages.  MPS alleged that Surplec failed to deliver the Transformer by the date indicated in the Contract and that the Transformer delivered was defective and nonconforming.

MPS has previously collected from Evergreen approximately $200,000 that would have been paid to Surplec had Surplec complied with its contractual obligations.  MPS will continue to hold this amount pending the outcome of this litigation.  MPS has recorded this amount under “Miscellaneous Liabilities” pending the outcome of this litigation. MPS believes that the claims for attorney fees and punitive damages are without merit under Maine law, and in any event such damages are not susceptible to estimation.  MPS will vigorously defend against the claims made by Surplec and will continue to pursue its counter claims against the supplier.  MPS cannot predict the outcome of this litigation but is reasonably confident that it will prevail.  To this end, MPS anticipates seeking dismissal of Surplec’s claims for attorney fees and punitive damages.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business.  The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating or having an interest in electric generation facilities, load management activities or demand-side management activities.  The Resolve requires that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008.  The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve. MPS will actively participate in the NOI process.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers were put into retail rates on July 1, 2007.  These rates were approved by the MPUC on June 27, 2007. Per this filing, the DSM mil rate was increased by 16.7%, or approximately $110,000, and the retail transmission rate was increased by 10.2%, or approximately $345,000.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 and $345,000, respectively. These new transmission rates are subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

In November 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007.  The then-existing Standard Offer arrangement was due to expire on December 31, 2006.  The MPUC’s November 16, 2006, Order stated that it had received two bids from a single supplier.  Based on this, the MPUC concluded that northern Maine lacked a competitive power market and directed the Company to furnish default Standard Offer Service for the fourteen-month period beginning January 1, 2007.  On December 18, 2006, the MPUC granted reconsideration of its November 16, 2006, Order and awarded the Standard Offer contract to WPS Energy, Inc. (now known as Integrys Energy Services, Inc.), the incumbent supplier.

As a result of the MPUC’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

(a)  the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company.  This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  The Company cannot at this time predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b)  the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

The Company, in early 2007, announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $32.72 million and $34.69 million at June 30, 2007, and December 31, 2006, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its sixth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $2.6 million; as of June 30, 2007, $2.0 million of this total has been spent on this effort.  The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

The Maricor Ashford Ltd joint venture and Maricor Properties, excluding Mecel, are variable interest entities, as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003.  Management has determined that Maricor Ashford and Maricor Properties should not be consolidated with these financial statements, as Ashford, not MAM, is the primary beneficiary of these companies.

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”).  The following summarizes payments for leases for a period in excess of one year:

	Six Months Ended June 30,
(In thousands of dollars)	2007	2006
Equipment	$9	$10
Building	120	110
Vehicles	14	11
Rights of Way	38	1
Field Equipment	5	21
Total	$186	$153

The future minimum lease payments for the items listed above for the next five years are as follows (in thousands of dollars):

Future Minimum Lease Payments by Year for All Items

Years	Minimum Lease Payments
2007	28
2008	221
2009	185
2010	107
2011	37

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation (now OneNeck IT Services) to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees were $450,000 for 2004, $510,000 for 2005, and $575,000 per year for years 2006 through 2013.  This contract was re-negotiated effective January 1, 2007.  The annual fee was reduced to $537,500 per year from 2007 through 2013, plus reimbursement for travel costs.  Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned by OneNeck.

9.              CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases totaling $544,000.  The remaining liability as of June 30, 2007, for these capital lease arrangements is approximately $464,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet.  Future minimum lease payments in thousands of dollars are:

Years	Minimum Lease Payments
2007	$63
2008	$133
2009	$121
2010	$100
2011	$47

10.       DIVESTITURE OF UNREGULATED OPERATIONS

Divestiture of Maricor Technologies, Inc. Assets and Termination of Segment Operations

In conjunction with the Company’s return to a utility and utility-related strategy, described more fully in the MAM 2006 Form 10-K, the majority of the operations of MTI were terminated on March 23, 2007.  On April 13, 2007, Maine & Maritimes Corporation sold substantially all of the assets of Maricor Technologies, Inc. to HCI Systems Asset Management, LLC.  MAM originally acquired these assets from HCI on February 15, 2005, in exchange for a combination of cash, preferred stock, and certain options, including a put option for the preferred stock worth $200,000.  Under the terms of the sale, HCI released all of its rights under an Option Agreement with MAM dated February 15, 2005, including this put option.  HCI converted its Series A-2 Preferred Stock into 26,000 shares of MAM common stock on April 13, 2007.  The Series A-1 Preferred Stock was converted to 12,078 shares of common stock in the first quarter of 2007.  Further, HCI will be eligible to receive additional shares of MAM common stock on March 31, 2008, if the trading price of MAM’s stock is less than $25 per share on that date.  See Note 3, Discontinued Operations, for the net loss and earnings per share impact of MTI.

Divestiture of Engineering Divisions in Canada

On June 19, 2007, Maine & Maritimes Corporation sold substantially all of the operating assets and liabilities of the Moncton & St. John divisions of TMGC to MCW Consultants Ltd. headquartered in Toronto, Canada.  Similarly, on June 12, 2007, substantially all of the operating assets and liabilities of the Halifax division of TMGC were sold to M&R Engineering Ltd., which is owned and operated by the former president of that division.  The sales of these assets yielded approximately $2 million.  The proceeds from the sales of these engineering segment divisions were used to repay loans borrowed by The Maricor Group parent company in connection with the original acquisitions of the engineering businesses.  There will be some on-going costs related to the shut-down of these divisions, including insurance and legal costs.  The total estimated loss recorded on these sales and the anticipated divestiture of TMGNE was $5.08 million.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2006 Annual Report on Form 10-K and its first quarter 2007 Form 10-Q.

Executive Overview

As more fully described in our Annual Report filed in March 2007, and the first quarter 10-Q filed in May 2007, the Company is transitioning away from unrelated business segments in favor of focusing on our core competencies in and related to the regulated utility.  To that end, we have classified our utility business and the holding company as “Continuing Operations” and the segments we are divesting as “Discontinued Operations.”

Net income from Continuing Operations was strong again in the second quarter, providing net income of $186,000, compared to the prior year quarter’s net income of $3,000.  Year-to-date net income from Continuing Operations was $1.75 million in 2007, more than doubling the amount of $787,000 in 2006.  Maine Public Service, the regulated electric utility continues to outpace prior year’s earnings as a result of strong kilowatt hour sales volumes year-to-date, the distribution rate increase effective July 15, 2006, reduced operations and maintenance expenditures and higher-than-projected revenues from transmission wheeling.

Net losses from Discontinued Operations negatively impacted the quarter by $563,000 compared with the prior year quarterly net loss of $313,000.  Year-to-date net losses were $772,000 compared with prior year losses of $564,000.  The chief causes of these results were (a) additional losses on operations before the sales of two of our divisions, and (b) a revision to the loss from these sales, previously shown in the Company’s financial statements, in the amount of $362,000. We have made considerable progress in the divestiture of our Discontinued Operations in the second quarter with the closing of three transactions.

On June 19, 2007, Maine & Maritimes Corporation sold substantially all of the assets of The Maricor Group, Canada Ltd Moncton & St. John divisions to MCW Consultants Ltd. headquartered in Toronto, Canada.  Similarly, on June 12, 2007, substantially all of the assets of The Maricor Group, Canada Halifax division were sold to M&R Engineering Ltd., which is owned and operated by the former president of that division.  The sales of these assets yielded approximately $2 million.  The proceeds from the sales of these engineering segment divisions were used to repay loans borrowed by The Maricor Group parent company in connection with the original acquisitions of the engineering businesses.

On April 13, 2007, Maine & Maritimes Corporation sold substantially all of the assets of Maricor Technologies, Inc. to HCI Systems Asset Management, LLC.  Under the terms of the sale, HCI released all of its rights under an Option Agreement dated February 15, 2005, including a put option worth $200,000.  In connection with the sale, HCI converted its Series A-2 Preferred Stock into 26,000 shares of MAM common stock on April 13, 2007.  HCI will be eligible to receive additional shares of MAM common stock on March 31, 2008, if the trading price of MAM’s stock is less than $25 per share on that date.

Following these sales, The Maricor Group New England, Inc., in Boston, Massachusetts, is the only remaining division of the engineering segment.  Management is in the process of winding down this operation by completing or transferring existing contracts, and simultaneously pursuing a sale of the company.  In addition, we plan to sell the remainder of our investments in commercial real estate in Atlantic Canada.  We expect that the divestiture of our remaining unregulated operations will be completed during 2007.

In addition to the sales of our unregulated businesses, we are making steady progress in our efforts to grow our regulated utility operations.  We continue to meet with stakeholders regarding the interconnection of Maine Public Service Company with the ISO New England transmission system.  We are also facilitating the development of additional generation in our service territory, including a plan to develop up to 800 MW of wind generation in Aroostook County.  These two initiatives could ultimately serve to connect a resource-rich region (northern Maine) with a resource-deficient region (southern New England) which has a growing demand for renewable energy.  As we previously announced on March 1, 2007, MPS is actively working with Central Maine Power to explore the development of a transmission line connecting our two systems, as well as long-term contracts with existing and new generators who will use the line.  Management believes these types of projects will allow us to continue to provide safe, reliable, and cost effective transmission and distribution services to our customers, as well as increase shareholder value in the long-term.

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except per Share Amounts)	2007	2006	2007	2006
Income from Continuing Operations
Regulated Electric Utility	$456	$13	$2,411	$1,217
Other*	(270)	(10)	(665)	(430)
Income from Continuing Operations	186	3	1,746	787
Loss from Discontinued Operations
Unregulated Engineering Services	(416)	(123)	(464)	(231)
Unregulated Software Technology	(117)	(162)	(247)	(273)
Other*	(30)	(28)	(61)	(60)
Loss from Discontinued Operations	(563)	(313)	(772)	(564)
Net Income (Loss)	$(377)	$(310)	$974	$223
Basic Income (Loss) Per Share	$(0.22)	$(0.19)	$0.59	$0.14

*The “Other” line in continuing operations includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations. In discontinued operations, the “Other” line represents the net loss of Mecel Properties, less inter-company eliminations.

Net income above is derived from the segments as presented in Note 4, “Segment Information,” of the Consolidated Financial Statements.  The results by segment are explained more fully in the following sections.

The financial results of the continuing operations have improved in the second quarter of 2007 from the second quarter of 2006.  However, increased earnings from the regulated electric utility were more than offset by the increased losses of the unregulated engineering services discontinued operation.  This has led to an overall increase in basic net loss of $0.03 per share of common stock, from $(0.19) for the second quarter of 2006 to $(0.22) in the second quarter of 2007.  For the year-to-date, there has been an increase in basic net income per share of $0.45, with the net income per share for the period ended June 30, 2007, of $0.59 per share compared to $0.14 per share for the same period in 2006.

Interest Expense

Net interest charges for continuing operations in the second quarter of 2007 were lower than the second quarter of 2006, decreasing from $313,000 to $280,000, mostly due to the increase in offsetting stranded cost carrying charges as a result of the higher deferred fuel balance.  Similarly, year-to-date net interest charges were reduced from $620,000 in 2006 to $585,000 in 2007.

Income Tax Expense / Benefit

The regulated provision for income taxes increased from the regulated business to $320,000, from $43,000 in the second quarter of 2007, as compared with 2006, as a result of the increase in earnings.  The benefit from income taxes from continuing unregulated operations increased from $113,000 for the second quarter of 2006 to $181,000 for the second quarter of 2007.

Similarly, year-to-date, the provision for regulated income taxes has increased from $793,000 in 2006 to $1,637,000 in 2007.  The benefit from income taxes from continuing unregulated operations increased from $316,000 year-to-date in 2006 to $422,000 year-to-date in 2007.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These taxes increased slightly from $437,000 for the second quarter of 2006 to $441,000 for the same period in 2007.  Year-to-date, these expenses are lower in 2007 than for the same period in 2006, the amounts being $885,000 and $937,000, respectively.  The primary reasons for the year-to-date decrease are the reduction of payroll taxes, due to reductions in work force that commenced in late 2006.

Regulated Operations

The following tables and discussion include the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income — Regulated Electric Utility (In thousands)	$456	$13	$2,411	$1,217
Earnings Per Share from Regulated Electric Utilities	$0.27	$0.01	$1.45	$0.74

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the quarters ended June 30, 2007 and 2006 and for year-to-date, are as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,582	42,126	$3,263	41,537	$7,919	94,123	$7,198	91,843
Large Commercial	1,034	43,682	1,019	42,746	2,517	86,415	2,624	86,720
Medium Commercial	1,047	25,456	1,005	24,687	2,995	53,290	2,820	51,215
Small Commercial	1,413	21,742	1,305	21,444	3,929	48,297	3,590	46,939
Other Retail	228	847	205	839	456	1,694	413	1,693
Total Regulated Retail Revenue	7,304	133,853	6,797	131,253	17,816	283,819	16,645	278,410
Other Revenue	647		617		1,050		820
Total Regulated Revenue	$7,951		$7,414		$18,866		$17,465

Total regulated revenue increased $537,000 or 7.2% in the second quarter of 2007 from the second quarter of 2006.  Residential customer revenue accounted for approximately $319,000 of this increase, a combination of the 1.4% or 589 MWH increase in volume and the impact of the rate increase effective July 15, 2006.  Medium and small commercial customer revenue also increased $150,000 or 6.5%, for the same reasons.  Sales volume for these classes increased 1,067 MWH or 2.3%.  The volume increase accounted for $49,000 of the $150,000 increase, and increased rates accounted for $101,000 of the increase.

Large commercial customer revenue increased $15,000 or 1.5% in the second quarter of 2007 from the second quarter of 2006.  This increase was partly volume driven, with total sales up 936 MWH or 2.2% from the prior year.  The increase in volume accounted for the most of the $15,000 increase in revenue.

Other regulated operating revenue of $647,000 exceeded that of the prior year by $30,000, due to increased transmission wheeling revenue.  MPS’s transmission rates are based on the revenue requirement (transmission expenses plus the allowed return on assets) less the wheeling revenue earned.  The rates go into effect on July 1 each year, and are calculated from the financial results of the previous calendar year.   The additional wheeling revenue earned during 2007 will offset the revenue requirement in the establishment of the rates that will go into effect on July 1, 2008.

Total regulated revenue for the first six months of 2007 increased $1.4 million or 8% over the same period in 2006.  Other revenue is up by $230,000, also due to increased transmission wheeling revenue.  Sales volumes for the first six months of 2007 increased 5,409 MWH or 1.9%, compared to the same period in 2006.  The increase in volume accounted for $388,000 of the $1.4 million increase in revenue, with the rate increase accounting for $783,000.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings” of this Form 10-Q, and Item 3, “Legal Proceedings” of the Company’s 2006 Form 10-K.

Regulated Utility Expenses

For the quarters ended June 30, 2007, and 2006 and for year-to-date, regulated operation and maintenance expenses and stranded costs are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Regulated Operation and Maintenance
Labor	$1,132	$1,207	$2,251	$2,494
Benefits	267	516	713	1,067
Outside Services	242	160	441	371
Holding Company Management Costs	526	540	962	1,141
Insurance	131	135	273	259
Regulatory and Licensing	247	214	500	423
Transportation	174	244	489	448
Other	449	481	916	1,038
Total Regulated Operation and Maintenance	$3,168	$3,497	$6,545	$7,241

Stranded Costs
Wheelabrator-Sherman	$—	$1,749	$—	$3,867
Maine Yankee	721	633	1,441	1,407
Seabrook	384	385	768	769
Amortization of Wheelabrator-Sherman Restructuring Pmt.	—	362	—	725
Deferred Fuel	1,345	(631)	2,849	(1,530)
Cost Incentive Refund	62	—	125	—
Cancelled Transmission Plant	65	—	128	—
Special Discounts	70	70	140	140
Total Stranded Costs	$2,647	$2,568	$5,451	$5,378

Overall regulated operation and maintenance expense decreased $329,000 or 9.4% in the second quarter of 2007 from the second quarter of 2006.  The decreases were as follows:

•        Labor expenses decreased $75,000, with a $44,000 reduction in expense due to a shift in labor from maintenance to capital and billable construction work.  The remaining decrease is due to reduced non-productive labor expenses, offset by an increase in overtime labor.

•        Benefits expense decreased $249,000 in 2007 from 2006, due to a $24,000 reduction in workers compensation expense, and a $261,000 decrease in pension expense as a results of the freeze of future service accruals under the MPS pension plan.  These decreases were partly offset by a $72,000 increase in other benefit expenses, mainly the Company’s contributions to the employees’ 401(k) plan.

•        Holding company management costs were reduced by $14,000, due to the combination of a decrease in total costs, and the reduction of the percentage of these costs allocated to MPS.

These decreases were partly offset by an increase in regulatory and licensing expenses of approximately $33,000, and an increase in outside legal and consulting services expenses of $82,000.

Overall regulated operation and maintenance expense decreased $696,000 or 9.6% in the first six months of 2007 from the same period in 2006.  The decreases were as follows:

•        Labor expenses decreased $243,000, with a $65,000 reduction in expense due to a shift in labor from maintenance to capital and billable construction work.  The remaining decrease is due to reduced non-productive labor expenses, offset by an $8,000 increase in overtime labor.

•        Benefits expense decreased $354,000 in 2007 from 2006, due to a $77,000 reduction in workers compensation expense, and a $431,000 decrease in pension expense.  These decreases were partly offset by a $154,000 increase in other benefit expenses, mainly the Company’s contributions to the employees’ 401(k) plan.

•        Holding company management costs were reduced by $179,000, due to the combination of a decrease in total costs, and the reduction of the percentage of these costs allocated to MPS.

These decreases were partly offset by an increase in insurance and regulatory expenses of approximately $91,000, and an increase in outside legal and consulting services expenses of $70,000.

Stranded cost expenses in 2007 reflect the impact of the stranded cost rate case, MPUC Docket No. 2006-506, and the expiration of MPS’s purchase power agreement with Wheelabrator-Sherman.  The expenses reported for 2006 are based on the stranded costs rates established in MPUC Docket No. 2003-666.

The Wheelabrator-Sherman expenses reported in 2006 were the payments for purchased power, offset by the receipts from the sale of that energy.  With the expiration of this contract December 31, 2006, no additional energy has been purchased.  The offsets to expense of $631,000 in the second quarter, and $1,530,000 year-to-date, are the deferral of the net expense of the purchased power contract beyond the total expense allowed for recovery in Docket No. 2003-666.  MPS is now recovering its deferred fuel costs.  The amortization of the deferred fuel stranded costs, a non-cash expense, was $1.3 million in the second quarter of 2007, and $2.8 million year-to-date.

Under Docket No. 2003-666, MPS was also allowed recovery of a new stranded cost, the cost incentive refund, amortization of which began January 2007.

In September 2006, MPS began amortization of its cancelled transmission plant, in accordance with the settlement of the 2006 OATT.  This amortization totaled $65,000 in the second quarter of 2007.

Other Continuing Operations

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss — Other Continuing Operations (in thousands)	$(270)	$(10)	$(665)	$(430)
Loss Per Share from Other Continuing Operations	$(0.16)	$(0.01)	$(0.40)	$(0.26)

Other continuing operations represent the common costs of MAM that cannot be allocated to MPS, the corporate costs of MAM directly associated with the unregulated businesses and inter-company eliminations.  The divestitures to date and additional plans to divest the unregulated operations may reduce the costs included in this segment; however, some of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.

The operating expenses, net of tax, of this segment increased from $179,000 in the second quarter of 2006 to $355,000 in the second quarter of 2007.  Similarly, operating expenses year-to-date increased from $616,000 in 2006 to $847,000 in 2007.  The majority of this increase is a result of the reduction in the percentage of common costs allocated to MPS and the allocation of one-third of the Oracle financial system hosting fees to MAM.

Unregulated Engineering Services – Discontinued Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Net Loss — Unregulated Engineering Services	$(416)	$(123)	$(464)	$(231)
Basic Loss Per Share from Unregulated Engineering Services	$(0.25)	$(0.08)	$(0.28)	$(0.14)

The net loss of the unregulated engineering services segment has increased from $123,000 in the second quarter of 2006 to $416,000 in the second quarter of 2007.  The first quarter of 2007 had been better than the first quarter of 2006 as a result of the combination of higher revenue and the reduction of certain expenses.  In the second quarter of 2007, a true-up of estimated losses from the sales of the Canadian engineering divisions in the amount of $362,000 was recorded in the second quarter of 2007.  Included in this loss is a write-off of the remaining goodwill of $283,000, before taxes.

Unregulated engineering services revenues for the quarters and six months ended June 30, 2007, and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
The Maricor Group New England	$172	$425	$549	$895
The Maricor Group, Canada Ltd	453	1,000	1,743	1,878
Total Unregulated Engineering Operating Revenue	$625	$1,425	$2,292	$2,773

Total revenue for the segment decreased approximately $481,000 or 17.3% in total over prior year.  The major decrease was in the U.S. operations, with a $346,000 decrease from 2006, as these operations are winding down.

Unregulated engineering services expenses for the quarters and six months ended June 30, 2007, and 2006 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2007	2006	2007	2006
Unregulated Operation & Maintenance	$889	$1,563	$2,578	$3,026
Depreciation and Amortization	2	35	6	61
Taxes Other than Income	1	15	10	35
Interest	74	64	152	121
Loss on Sale of Engineering Divisions	362	—	362	—
Total Unregulated Engineering Expenses	$1,328	$1,677	$3,108	$3,243

Unregulated engineering services expenses decreased as a result of the sales of The Maricor Group, Canada Ltd divisions, despite additional write-offs of goodwill of 283,000 in the second quarter and a true-up of the estimated loss on sales of these divisions in the amount of $79,000.

Unregulated Software Technology- Discontinued Operations

The following section details the operations of the unregulated software technology segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss — Unregulated Software Technology (In thousands)	$(117)	$(162)	$(247)	$(273)
Loss Per Share from Unregulated Software Technology	$(0.07)	$(0.10)	$(0.15)	$(0.16)

The assets of Maricor Technologies, Inc. were sold on April 13, 2007.  The net loss above represents revenues from the completion of software and consulting sales less expenses to complete these projects, and otherwise close operations.

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM’s current liabilities of $17.5 million as of June 30, 2007, exceed its current assets of $15.2 million by $2.3 million, exposing MAM to liquidity concerns and the risk of being unable to fulfill its obligations in 2007.  Of these current liabilities, $6.0 million represents short-term borrowings, including the MPS line of credit with Bank of America.  MAM has taken steps to mitigate this short-term risk, including identification of options to reduce or defer costs.  Based on these steps and current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, Management expects MAM’s cash flow to improve, with MPS’s recovery of deferred fuel costs.  Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs.  With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs is exceeding the cash outflows.  These stranded cost free cash flows are being used, in part, to retire debt and pay for capital expenditures.

The Company’s cash and cash equivalents as of June 30, 2007, were $1.4 million, up from $715,000 at March 31, 2007.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1. of this Form 10-Q, reflects the Company’s sources and uses of capital.

Net cash flow from operating activities for the first six months of 2007 was $5.51 million, compared to $1.80 million in the first six months of 2006.  The change in deferred regulatory and debt issuance costs was the largest increase in operating cash flow, as a result of the expiration of the Wheelabrator-Sherman contract in December 2006.

Cash flow used for investing activities decreased cash by approximately $925,000 in the first six months of 2007.  The largest use of cash for investing in 2007 were fixed asset investments of $2.56 million, with another $187,000 used for settlement of the stock contingencies associated with acquisitions of engineering firms in 2003 and 2004.    For the first six months of 2006, cash flow used for investing activity totaled $1.42 million, of which $1.55 million was invested in fixed assets for continuing operations and $248,000 was invested in the activities of the discontinued operations.  Approximately $244,000 was used in the first quarter of 2006 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004, offset by $429,000 from the sale of stock of Maricor Properties.

Cash flow used for financing included the repayment of short- and long-term debt totaling $4.07 million the first six months of 2007.  On June 15, 2007, Maine & Maritimes Corporation paid off the $1 million TMG Line of Credit with Katahdin Trust Company with the proceeds of the sale of the Halifax Division of The Maricor Group, Canada Ltd.  On July 9, 2007, $750,000 was paid down on the TMG $2.2 million term note with Katahdin Trust Company with a substantial portion of the proceeds from the sale of the Moncton Division of The Maricor Group, Canada Ltd.   The terms of the remaining $1.45 million note were amended at that time, whereby the repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, with 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010.  Cash flow used for financing activities for the first six months of 2006 totaled $445,000, as long-term debt was reduced by $1.19 million and short-term debt was increased by $745,000.

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There were 12,603 shares outstanding pursuant to this kind of agreement at June 30, 2007.  At a market price of $26.85 per share at June 30, 2007, the total exposure is approximately $180,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $13,000.  A $1 decrease in MAM’s share price would increase this exposure by $13,000.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of June 30, 2007, MPS is in compliance with these conditions.

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company, and a Maricor Properties term loan with Royal Bank of Canada.  MAM is in compliance with these covenants as of June 30, 2007.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following represents Maine & Maritimes Corporation’s more significant market risks.  While every effort is made to describe the character of the organization’s risks, it cannot warrant that this list is all inclusive.  The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

(a)          MAM and its subsidiaries are faced with interest rate risk on the MAM $4.0 million Bank of America line of credit, the TMG $1.45 million term note with Katahdin Trust Company, and the MPS $10 million line of credit and unsecured $6 million, seven-year term loan.

MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. These interest rate swaps effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.42% and 4.53%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity. As of June 30, 2007, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $2.175 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”). Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt” of MAM’s 2006 Form 10-K, and is hereby incorporated by this reference.

(b)         Transactions with Me&NB, and MAM’s investment in Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at period-end exchange rates.

(c)          The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There were 12,603 shares outstanding pursuant to this kind of agreement at June 30, 2007.  At a market price of $26.85 per share at June 30, 2007, the total exposure is approximately $180,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $13,000.  A $1 decrease in MAM’s share price would increase this exposure by $13,000.

Market price protection of a different sort was given by Maricor Technologies, Inc. under the terms of the sale of the MTI assets to HCI on April 13, 2007.  Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares on that date.  If MAM’s stock price is less than $25 on March 31, 2008, HCI is entitled to additional shares of common stock.

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

The Company’s Management, including the Company’s Chief Executive Officer, and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries.  Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.  Management evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc., (“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC,  brought suit against MPS, UPC Wind Management LLC, and Evergreen Wind Power, LLC, (collectively “Defendants”) in the United States District Court District of Maine, (located in Bangor, Maine) seeking collection of  approximately $227,795 it claims is still owed for the transformer, plus interest, attorney fees and punitive damages in a stated amount.  MPS had contracted with Surplec to purchase a 30/40/50 MVA Transformer (“the Transformer”).  Surplec alleged that MPS breached the contract and comitted fraud by failing to pay Surplec the third and final installment and shipping charges for the Transformer and Defendants’ use of the Transformer constitutes conversion.  MPS has denied these allegations.

On June 21, 2007, MPS filed a Counterclaim against Surplec seeking an award of $199,000 (the amount MPS has already paid for the Transformer) as well as consequential and incidental damages.  MPS alleged that Surplec failed to deliver the Transformer by the date indicated in the Contract and that the Transformer delivered was defective and nonconforming.

MPS has previously collected from Evergreen approximately $200,000 that would have been paid to Surplec had Surplec complied with its contractual obligations.  MPS will continue to hold this amount pending the outcome of this litigation.  MPS has recorded this amount under “Miscellaneous Liabilities” pending the outcome of this litigation. MPS believes that the claims for attorney fees and punitive damages are without merit under Maine law, and in any event such damages are not susceptible to estimation.  MPS will vigorously defend against the claims made by Surplec and will continue to pursue its counter claims against the supplier.  MPS cannot predict the outcome of this litigation but is reasonably confident that it will prevail.  To this end, MPS anticipates seeking dismissal of Surplec’s claims for attorney fees and punitive damages.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business.  The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating or having an interest in electric generation facilities, load management activities or demand-side management activities.  The Resolve requires that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008.  The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve. MPS will actively participate in the NOI process.

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the Maine Public Utilities Commission, the new transmission rates for retail customers were put into retail rates on July 1, 2007.  These rates were approved by the MPUC on June 27, 2007. Per this filing, the DSM mil rate was increased by 16.7%, or approximately $110,000, and the retail transmission rate was increased by 10.2%, or approximately $345,000.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 and $345,000, respectively. These new transmission rates are subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

In November 2006, the MPUC issued an Order in the Docket opened for the purpose of selecting a new standard offer provider for the Company’s service territory for the period beginning January 1, 2007.  The then-existing Standard Offer arrangement was due to expire on December 31, 2006.  The MPUC’s November 16, 2006, Order stated that it had received two bids from a single supplier.  Based on this, the MPUC concluded that northern Maine lacked a competitive power market and directed the Company to furnish default Standard Offer Service for the fourteen-month period beginning January 1, 2007.  On December 18, 2006, the MPUC granted reconsideration of its November 16, 2006, Order and awarded the Standard Offer contract to WPS Energy, Inc. (now known as Integrys Energy Services, Inc.), the incumbent supplier.

As a result of the MPUC’s determination regarding the absence of a competitive power market, and also in an effort to deal with the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

(a)  the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company.  This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  The Company cannot at this time predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b)  the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

The Company, in early 2007, announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2006 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $17.5 million as of June 30, 2007, exceed its current assets of $15.2 million by $2.3 million, exposing MAM to liquidity concerns in the upcoming year.   Of these current liabilities, $6.0 million represents short-term borrowings, including the MPS line of credit with Bank of America.  MAM has taken steps to mitigate this short-term risk before and after year-end, including identification of options to reduce or defer costs.  Based on these steps and current financial projections, MAM has sufficient cash flow to meet its obligations for the foreseeable future.

In the mid-to-long-term, Management expects MAM’s cash flow to significantly improve, with MPS’s recovery of deferred fuel costs currently deferred by MPS.  Until 2007, the cash expenditures for deferred fuel exceeded the recovery of stranded costs.  With the expiration of the Wheelabrator-Sherman contract in December 2006, this position has reversed, and recovery of stranded costs is exceeding the cash outflows.  These stranded cost free cash flows are being used, in part, to retire debt and pay for capital expenditures.

Equity Price Risk

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  There were 12,603 shares outstanding pursuant to this kind of agreement at June 30, 2007.  At a market price of $26.85 per share at June 30, 2007, the total exposure is approximately $180,000.  A $1 increase in MAM’s share price would decrease this exposure by approximately $13,000.  A $1 decrease in MAM’s share price would increase this exposure by $13,000.

Divestiture of The Maricor Group New England, Inc.

The Maricor Group New England, Inc., a wholly owned subsidiary of The Maricor Group, is currently being held for sale as well as transitioning longer term contracts to other providers.  During this process, transitions of some contracts may require additional payments to accommodate their transition.  In addition, costs associated with terminating obligations or transitioning contracts in progress may require additional loss accruals.  MAM is taking every precaution to facilitate smooth contract transitions for customers, while minimizing our legal liabilities.

Divestiture of Maricor Technologies, Inc.

With the divestiture of substantially all of the assets of MTI, the franchise and competition risks associated with unregulated software technology disclosed in MAM’s 2006 Form 10-K are eliminated.  The risks associated with technological obsolescence are also significantly reduced as a result of this divestiture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of the Stockholders of Maine & Maritimes Corporation held on May 8, 2007, two matters were voted upon.

First was the uncontested election of the following directors for terms ending in 2010, with the following result:

			Total Shares
	For	Withheld	Voted
Richard G. Daigle	1,332,205	75,170	1,407,375
David N. Felch	1,339,111	68,264	1,407,375
Brian N. Hamel	1,339,180	68,195	1,407,375

Second, shareholders were asked to approve the ratification of the appointment of Vitale, Caturano & Company as the Company’s independent auditors for the fiscal year ending December 31, 2007, as appointed by the Board of Directors.

Ratification of
Vitale, Caturano & Company
For	1,343,148
Against	23,900
Abstentions	40,327
Total Shares Voted	1,407,375

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

Date:  August 10, 2007

/s/ Randi J. Arthurs
Randi J. Arthurs
Vice President and Controller