Form 10-Q
period 2007-09-30
MAINE & MARITIMES CORP
filed 2007-11-09
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2007

Common Stock, $7.00 par value – 1,677,664 shares

Glossary of Terms

AMEX	American Stock Exchange
Ashford	Ashford Investments Inc.
CES	Competitive Energy Supplier
Cornwallis	Cornwallis Court Developments Ltd
EA	Energy Atlantic, LLC
EBIT	Earnings Before Interest and Taxes
FAME	Finance Authority of Maine
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
HCI	HCI Systems Asset Management, LLC
Maine Yankee	Maine Yankee Atomic Power Company
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt hour
NOI	Notice of Inquiry
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and distribution
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
WS	Wheelabrator-Sherman

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and subsidiaries Consolidated Financial Statements, including

(1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2007, and for the corresponding period of the preceding year;

(2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2007, and for the corresponding period of the preceding year;

(3) an unaudited consolidated balance sheet as of September 30, 2007;

(4) an audited consolidated balance sheet as of December 31, 2006, the end of Maine & Maritimes Corporation's preceding fiscal year; and

(5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through September 30, 2007.

In the opinion of Management, the accompanying consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at September 30, 2007 (unaudited), and December 31, 2006 (audited); the unaudited results of their operations for the three and nine months ended September 30, 2007 and 2006; and their unaudited cash flows for the nine months ended September 30, 2007, and 2006.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;

3.
The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), all of which are classified as discontinued operations.  As described later in this document, the operations of TMGNE ceased August 31, 2007.  Substantially all of the assets of TMGC were sold in June 2007.  In September 2007, TMGC purchased the shares of Mecel Properties Ltd from Maricor Properties Ltd.

4.
MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary, incorporated on September 27, 2007.  MAM USG will provide utility-related services to external customers under the strategy announced in the 2006 Form 10-K.

Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM.  Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007.  The activity of MTI through dissolution of the company is reported in discontinued operations.

In addition to these wholly-owned subsidiaries, MAM is a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments, Ltd (“Cornwallis”).  MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments Inc. (“Ashford”).  As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

Maine & Maritimes Corporation and Subsidiaries as of September 30, 2007

(1)  Indicates inactive companies
(2)  Companies classified as Discontinued Operations in these financial statements.

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

Electric sales in the Company’s territory are seasonal, and the Company’s results of operations reflect this seasonal nature. The highest usage occurs during the five heating season months, from November through March, due to heating-related requirements and shorter daylight hours.  The rate year is divided into two periods, with higher rates in place in the winter months to encourage conservation.  Also, due to the climate in the northern Maine area, the majority of MPS’s construction program is completed during the spring, summer, and fall months.

•
Maine & New Brunswick Electrical Power Company, Ltd., is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets.  Me&NB was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.

•
The Maricor Group was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services.  TMG operated primarily within the New England region of the United States through its subsidiary The Maricor Group New England, and in Canada through The Maricor Group, Canada Ltd.  TMG was formed in November 2003, and was headquartered in Presque Isle, Maine.  MAM has divested its TMG operations through sales of substantially all operating assets owned in Canada and closure of the New England operations as part of an overall shift in strategy described more fully in Item 7, “Management’s Discussion and Analysis” of MAM’s 2006 Form 10-K and updated in each of the 2007 10-Q filings.

On September 12, 2007, in order to fulfill the requirements of the June 2006 sale of 50% of Maricor Properties to Ashford, TMGC purchased MAM’s shares of Mecel.  TMGC is seeking to divest its ownership of Mecel by the end of 2007.

•
MAM Utility Services Group is a newly-formed wholly-owned subsidiary of MAM.  MAM USG was incorporated in the State of Maine on September 27, 2007.  The purpose of MAM USG is to provide utility-related services to clients on projects that MPS would not seek or would not be required to provide under a separate subsidiary in accordance with MPUC Rules.  This includes transmission line and substation design and build service for generator projects outside the MPS service territory and contract work within MPS’s territory that MPS is not required to provide.  MAM USG will focus on such areas as transmission infrastructure to support wind generation, utility asset maintenance contracts and other utility-related services.  In compliance with the MPUC’s Rules and its Reorganization Order in Docket 2002-676, these services must be provided under a separate subsidiary.  MAM USG is in the business development stage and currently has no employees.

•
Maricor Properties Ltd, 50% owned by MAM, is a Canadian real estate development, redevelopment, and investment company.  Maricor Properties Ltd was organized by MAM on May 28, 2004, in Nova Scotia, Canada, and acquired Mecel on June 1, 2004.  Maricor Properties purchased a building in Moncton, New Brunswick, Canada, in August 2004, and Cornwallis Court Developments Ltd, a wholly-owned Canadian subsidiary, on October 7, 2005.  On June 30, 2006, Maricor Properties issued stock to Ashford, resulting in 50% ownership for both MAM and Ashford.  Ashford is an Atlantic Canadian real estate development, investment and management firm, which provides management services to Maricor Properties and its subsidiaries.

•
MAM retained 100% “economic ownership” of Mecel as part of the sale of the share to Ashford.  The sale agreement allowed for MAM to transfer Mecel to another of MAM’s subsidiaries or for Ashford to purchase 50% of Mecel.  In order to satisfy this requirement of the sale, MAM sold its shares of Mecel to TMGC on September 12, 2007.

MAM is currently seeking to divest its ownership of Maricor Properties.

•	Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity, classified as discontinued operations.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Regulated Revenues	$8,016	$8,033	$26,882	$25,499
Operating Expenses
Regulated Operation & Maintenance	4,392	4,056	10,936	11,297
Unregulated Operation & Maintenance (1)	185	1,032	1,032	1,649
Depreciation	697	719	2,104	2,164
Amortization of Stranded Costs	2,648	2,991	8,099	8,369
Amortization	57	63	173	92
Taxes Other Than Income	440	446	1,325	1,383
(Benefit of) Provision for Income Taxes—Regulated	(218)	(148)	1,419	645
Benefit of Income Taxes—Unregulated (1)	(111)	(452)	(533)	(769)
Total Operating Expenses	8,090	8,707	24,555	24,830
Operating (Loss) Income	(74)	(674)	2,327	669
Other Income (Deductions)
Equity in Income of Associated Companies	28	16	(6)	143
Interest and Dividend Income	3	2	16	14
Benefit of (Provision for) Income Taxes	-	32	(5)	10
Other—Net	(13)	(86)	(57)	(137)
Total Other Income (Deductions)	18	(36)	(52)	30
(Loss) Income Before Interest Charges	(56)	(710)	2,275	699
Interest Charges
Long-Term Debt and Notes Payable	735	749	2,218	2,184
Less Stranded Costs Carrying Charge	(429)	(386)	(1,327)	(1,201)
Total Interest Charges	306	363	891	983
(Loss) Income from Continuing Operations	(362)	(1,073)	1,384	(284)
Discontinued Operations
Gain (Loss) on Sales of Discontinued Operations	208	-	(154)	-
Goodwill Impairment Loss	-	(2,546)	-	(2,546)
Loss from Operations	(369)	(865)	(1,292)	(1,837)
Income Tax Benefit	53	1,374	565	1,780
Loss from Discontinued Operations	(108)	(2,037)	(881)	(2,603)
Net (Loss) Income Available for Common Stockholders	$(470)	$(3,110)	$503	$(2,887)
Average Shares of Common Stock Outstanding	1,677,430	1,638,027	1,667,147	1,637,627
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.22)	$(0.66)	$0.83	$(0.17)
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.06)	(1.24)	(0.53)	(1.59)
Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.28)	$(1.90)	$0.30	$(1.76)
Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.22)	$(0.66)	$0.83	$(0.17)
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.06)	(1.24)	(0.53)	(1.59)
Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.28)	$(1.90)	$0.30	$(1.76)
(1) Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)	Nine Months Ended September 30,
	2007	2006
Cash Flow From Operating Activities
Net Income (Loss)	$503	$(2,887)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Depreciation	2,104	2,164
Amortization of Intangibles	173	92
Amortization of Seabrook	833	833
Amortization of Cancelled Transmission Plant	191	271
Deferred Income Taxes—Net	(502)	2,387
Deferred Investment Tax Credits	(15)	(19)
Change in Deferred Regulatory and Debt Issuance Costs	3,781	(3,621)
Amortization of W/S Upfront Payment	-	1,088
Change in Benefit Obligations	(1,115)	261
Gain from Sale of Stock in Subsidiary	-	(429)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	586	1,310
Other Current Assets	(255)	(120)
Accounts Payable	(985)	581
Other Current Liabilities	296	(162)
Other—Net	1,020	(371)
Adjustments to Operating Cash Flows from Continuing Operations	6,615	1,378
Operating Cash Flows from Discontinued Operations	42	383
Net Cash Flow Provided By Operating Activities	6,657	1,761
Cash Flow From Financing Activities
Retirements of Long-Term Debt	(1,154)	(1,340)
Retirements of Long-Term Debt of Discontinued Operations	(1,750)	-
Additions of Long-Term Debt	3,499	-
Payments of Capital Lease Obligations	(62)	-
Short-Term Debt (Repayments) Borrowings, Net	(3,970)	1,640
Short-Term Debt Repayments of Discontinued Operations	(1,000)	-
Net Cash Flow (Used For) Provided by Financing Activities	(4,437)	300
Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	(413)	(244)
Gain from Sale of Stock of Subsidiary	-	429
Cash Received from Sale of Discontinued Operations	1,821	-
Change in Restricted Investments	(6)	(5)
Investment in Fixed Assets	(4,621)	(2,483)
Stock Redemption from Associated Company	500	600
Investing Activities of Discontinued Operations	-	(254)
Net Cash Flow Used For Investing Activities	(2,719)	(1,957)
(Decrease) Increase in Cash and Cash Equivalents	(499)	104
Cash and Cash Equivalents at Beginning of Period	898	273
Cash and Cash Equivalents at End of Period	$399	$377
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,459	$2,294
Income Taxes	$153	$53
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$19	$19
Fixed Assets Acquired by Capital Lease	$500	$57
See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands of dollars)	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Plant
Electric Plant in Service	$102,531	$101,085
Non-Utility Plant	3	3
Less Accumulated Depreciation	(43,826)	(41,948)
Net Plant in Service	58,708	59,140
Construction Work-in-Progress	3,491	499
Total Plant Assets	62,199	59,639
Investments in Associated Companies	1,155	1,500
Net Plant and Investments in Associated Companies	63,354	61,139
Current Assets:
Cash and Cash Equivalents	399	898
Accounts Receivable (less allowance for uncollectible accounts of $127 in 2007 and $114 in 2006)	6,482	6,709
Accounts Receivable from Associated Companies	377	281
Unbilled Revenue - Utility	695	1,150
Inventory	745	646
Prepayments	429	273
Current Assets of Discontinued Operations	3,709	8,658
Total Current Assets	12,836	18,615
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	5,503	7,743
Recoverable Seabrook Costs	9,726	10,559
Regulatory Assets—Deferred Income Taxes	5,603	5,923
Regulatory Assets—Post-Retirement Medical Benefits	2,187	2,205
Deferred Fuel and Purchased Energy Costs	31,796	34,689
Cancelled Transmission Plant	318	508
Unamortized Premium on Early Retirement of Debt	945	1,100
Deferred Regulatory Costs	1,039	1,677
Total Regulatory Assets	57,117	64,404
Other Assets
Unamortized Debt Issuance Costs	342	502
Restricted Investments (at cost, which approximates market)	2,463	2,458
Other Assets	1,413	1,049
Total Other Assets	4,218	4,009
Total Assets	$137,525	$148,167
See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities
(In thousands of dollars)	September 30,	December 31,
	2007	2006
Capitalization (see accompanying statement):	(Unaudited)	(Audited)
Shareholders’ Equity	$42,029	$41,527
Long-Term Debt	27,067	27,840
Long-Term Debt of Discontinued Operations	1,164	2,182

Total Capitalization	70,260	71,549

Current Liabilities:
Long-Term Debt Due Within One Year	4,785	2,685
Notes Payable to Banks	7,000	11,970
Accounts Payable	4,231	5,018
Accounts Payable—Associated Companies	248	247
Accrued Employee Benefits	1,224	1,424
Customer Deposits	97	149
Taxes Accrued	404	7
Interest Accrued	228	246
Other Current Liabilities	-	30
Current Liabilities of Discontinued Operations	821	3,195

Total Current Liabilities	19,038	24,971

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,508	5,572
Carrying Value of Interest Rate Hedge	1,533	1,636
Uncollected Maine Yankee Decommissioning Costs	5,503	7,743
Other Regulatory Liabilities	316	382
Deferred Income Taxes	24,804	26,360
Accrued Postretirement Benefits and Pension Costs	7,497	8,631
Investment Tax Credits	67	81
Miscellaneous	2,999	1,242
Total Deferred Credits and Other Liabilities	48,227	51,647

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$137,525	$148,167
See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

	Shares Issued and Outstanding		Common		Preferred
	Common	Preferred	Par Value Issued ($7/Share)	Paid-In Capital	Par Value Issued ($0.01/ Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2006	1,638,379	9,500	$11,469	$1,254	$—	$950	$28,266	$(412)	$41,527

Common Stock Issued	973		7	12					19

Conversion of Preferred Shares	38,078	(9,500)	267	683	-	(950)			-

Stock Contingency from Acquisitions				(413)					(413)

Net Income							503		503

Other Comprehensive Income (Loss):

Changes in Value of Foreign Exchange Translation Loss, Net of Tax Provision of $197								296	296

Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $4								(6)	(6)

Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $69								103	103

Total Other Comprehensive Income									393

Total Comprehensive Income									896

Balance, September 30, 2007	1,677,430	-	$11,743	$1,536	$-	$-	$28,769	$(19)	$42,029

MAM had five million shares of $7 per share par value common stock authorized, with 1,677,430 and 1,638,379 shares issued and outstanding as of September 30, 2007, and December 31, 2006, respectively.  At December 31, 2006, MAM had 500,000 shares of $0.01 per share par value preferred stock authorized, with 9,500 shares issued and outstanding.   There were no preferred shares issued or outstanding at September 30, 2007, as these shares were converted to common shares on April 13, 2007.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (“MAM” or the “Company”) and the following wholly-owned subsidiaries and affiliates:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);
2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary;
3.
The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), all of which are classified as discontinued operations.  As described later in this document, the operations of TMGNE ceased August 31, 2007.  Substantially all of the assets of TMGC were sold in June 2007.  In September 2007, TMGC purchased the shares of Mecel Properties from Maricor Properties.

4.
MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary, incorporated on September 27, 2007.  MAM USG will provide utility-related services to external clients under the strategy announced in the 2006 Form 10-K.

Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM.  Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007.  The activity of MTI through dissolution of the company is reported in discontinued operations.

In addition to these wholly-owned subsidiaries, MAM is a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments, Ltd (“Cornwallis”).  MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments Inc. (“Ashford”).  As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries.  Primary subsidiaries, including MPS, TMG, and Maricor Properties Ltd, own all the common stock of their secondary subsidiaries.  MAM is listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2006 Annual Report on Form 10-K and its March 31, 2007, and June 30, 2007, Forms 10-Q, which are hereby incorporated by this reference.

Reclassifications

Following the sale of Mecel to TMGC on September 12, 2007, Mecel has been reclassified to the unregulated engineering services segment for the current period and all prior periods.  The unregulated engineering services segment and the operations of Mecel from continuing operations were reclassified to discontinued operations in the 2006 financial statement amounts in order to conform to the 2007 presentation.  Further, the unregulated real estate segment reported in the 2006 financial statements, excluding Mecel, has been reclassified to the equity method, instead of consolidated, also to conform to the 2007 presentation.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below.  For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, TMG, Mecel, and MTI.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”   The foreign income taxes include only the Canadian income taxes for the Canadian operations of TMG and Maine & New Brunswick.

(In thousands of dollars)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Current income taxes
Federal	$-	$(896)	$-	$(941)
State	-	(248)	-	(292)
Foreign	5	29	13	71

Total current income taxes provision (benefit)	5	(1,115)	13	(1,162)

Deferred income taxes
Federal	(88)	(744)	279	(618)
State	(294)	(141)	49	(116)

Total deferred income taxes provision (benefit)	(382)	(885)	328	(734)

Investment credits, net	(5)	(6)	(15)	(18)
Total income taxes provision (benefit)	$(382)	$(2,006)	$326	$(1,914)

Total income taxes allocated to:
Operating income
- Regulated	$(218)	$(148)	$1,419	$645
- Unregulated	(111)	(452)	(533)	(769)

Subtotal	(329)	(600)	886	(124)
Discontinued operations	(53)	(1,374)	(565)	(1,780)

Total operating income	(382)	(1,974)	321	(1,904)
Other income	-	(32)	5	(10)
Total income taxes provision (benefit)	$(382)	$(2,006)	$326	$(1,914)

For the nine months ended September 30, 2007, and 2006, the effective income tax rates were 39.3% and 39.9%, respectively.  The principal reasons for the effective tax rates differing from the US federal income tax rate are equity earnings in joint venture companies and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first nine months of 2007 or 2006.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  There were no adjustments required to the reported tax benefits at January 1, or September 30, 2007, from the adoption of this standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.  As of January 1, and September 30, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

       Currently, the Company is under audit by the State of Maine for its 2005 and 2006 state income tax returns.  We anticipate this review will be completed within the next twelve months.  There are no reserves associated with these returns.  The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2003, or earlier.

As required by SFAS No. 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets, which consist principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) associated with the interest rate hedge.  For the quarter ended September 30, 2007, and the year ended December 31, 2006, Management evaluated the deferred tax asset valuation allowance and determined no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2007, and December 31, 2006:

(In thousands of dollars)
	September 30, 2007	December 31, 2006
Seabrook	$5,277	$5,737
Property	9,653	9,526
Flexible pricing revenue	452	596
Deferred fuel	12,685	13,839
Pension and post-retirement benefits	(1,882)	(1,992)
Net Operating Loss Carryforwards of Continuing Operations	-	(1,055)
Other Comprehensive Income	(561)	(602)
Other	(820)	311

Net Accumulated Deferred Income Tax Liability from Continuing Operations	$24,804	$26,360

Goodwill Impairment Loss	(1,018)	(1,018)
Estimated Loss on Sale of Discontinued Operations	(1,816)	(2,485)
Net Operating Loss Carryforwards of Discontinued Operations	(722)	(1,204)
Amortization of Goodwill	375	375
Other Comprehensive Income	506	287
Other	(68)	(14)

Net Accumulated Deferred Income Tax Asset from Discontinued Operations	$(2,743)	$(4,059)
Net Accumulated Deferred Income Tax Liability	$22,061	$22,301

3.    DISCONTINUED OPERATIONS

The Maricor Group

As described in the MAM 2006 Form 10-K, the Company has executed a strategy that resulted in the divestiture of substantially all of the assets reported as the Unregulated Engineering Services operating segment within 2007.  As a result, the operations for this segment have been reflected as discontinued operations.  During the second quarter of 2007, MAM divested substantially all of the assets and liabilities of The Maricor Group, Canada Ltd.  The operations of TMGNE ceased in August 2007.  Refer to Note 10 for more information regarding this sale.

The net loss for unregulated engineering services is composed of the following:

(In thousands of dollars)	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss From Operations:
Operating Revenue	$82	$1,465	$2,374	$4,238
Third Party Expenses	(451)	(1,970)	(3,256)	(5,306)
Loss from Operations	(369)	(505)	(882)	(1,068)

Gain (Loss) from Sale of Assets	208	-	(154)	-
Goodwill Impairment Loss	-	(2,546)	-	(2,546)
Benefit of Income Taxes	53	1,234	402	1,477
Net Loss — Unregulated Engineering Services	$(108)	$(1,817)	$(634)	$(2,137)

The unregulated engineering services balance sheets as of September 30, 2007, and December 31, 2006, were as follows:

(In thousands of dollars)
	September 30,	December 31,
	2007	2006
Assets:
Cash & Cash Equivalents	$82	$210
Accounts Receivable, Net	169	1,715
Unbilled Contract Revenue	-	1,155
Other Assets	144	108
Fixed Assets, Net of Depreciation	575	733
Intangible Assets and Goodwill	-	162
Income Taxes Receivable	722	875
Deferred Tax Assets	2,017	2,495
Total Assets	$3,709	$7,453

Shareholder's Deficit and Liabilities:
Shareholder's Deficit	$(4,902)	$(4,115)
Notes Payable to Banks	-	1,000
Accounts Payable and Accrued Employee Benefits	529	1,613
Intercompany Accounts Payable	2,844	1,676
Unearned Revenue	-	139
Current Portion of Long-Term Debt	286	18
Other Liabilities	6	50
Intercompany Notes Payable	3,782	4,890
Long-Term Debt	1,164	2,182
Total Liabilities	8,611	11,568
Total Shareholder's Deficit and Liabilities	$3,709	$7,453

Assets and liabilities of discontinued operations at December 31, 2006, as presented on the Consolidated Balance Sheet, also included the assets and liabilities of MTI, EA and intercompany eliminations.  These companies had no assets or liabilities at September 30, 2007.

On July 9, 2007, $750,000 was paid to Katahdin Trust Company on the $2.2 million TMG term note from the proceeds of the sale of the Moncton Division of The Maricor Group, Canada Ltd.

Maricor Technologies, Inc.

On April 13, 2007, MAM divested substantially all of the assets reported as Unregulated Software Technology.  Consistent with the classification at December 31, 2006, the operations for this segment have been reclassified to discontinued operations.

The operating revenue and net loss for unregulated software technology for the third quarters and year-to-date 2007 and 2006 are as follows:

(In thousands of dollars)	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss From Operations:
Operating Revenue	$-	$32	$135	$152
Expenses	-	(339)	(546)	(905)
Loss from Operations	-	(307)	(411)	(753)
Benefit of Income Taxes	-	131	164	304
Net Loss — Unregulated Software Technology	$-	$(176)	$(247)	$(449)

4.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated engineering services: TMG and all of its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: MTI, classified as discontinued operations;

•	Unregulated energy marketing: EA, an inactive subsidiary classified as discontinued operations; and

•
Other:  Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility, MAM USG results and inter-company eliminations classified as continuing operations.

The segment information for 2006 has been reclassified to conform to the 2007 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM provides certain administrative support services to MPS, TMG, and MAM USG and their subsidiaries.  The cost of services provided to MPS is billed to MPS based on a combination of direct charges and allocations.  The cost of corporate services provided to TMG and MTI remained at the holding company, and was not allocated or charged to the various subsidiaries.  MPS also provides services to MAM and other affiliates.  These services are billed to MAM and its affiliates at cost through intercompany transactions.

	(In thousands of dollars)
	Quarter Ended September 30, 2007
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$8,016	$-	$-	$-	$-	$8,016

Operating Expenses
Regulated Operation & Maintenance	4,392	-	-	-	-	4,392
Unregulated Operation & Maintenance	-	-	-	-	185	185
Depreciation	697	-	-	-	-	697
Amortization of Stranded Costs	2,648	-	-	-	-	2,648
Amortization	57	-	-	-	-	57
Taxes Other than Income	439	-	-	-	1	440
Income Taxes	(218)	-	-	-	(111)	(329)

Total Operating Expenses	8,015	-	-	-	75	8,090

Operating Income (Loss)	1	-	-	-	(75)	(74)
Other Income (Deductions)
Equity in Income of Associated Companies	31	-	-	-	(3)	28
Interest and Dividend Income	13	-	-	-	(10)	3
Other Deductions	(6)	-	-	-	(7)	(13)

Total Other Income (Deductions)	38	-	-	-	(20)	18

Income (Loss) Before Interest Charges	39	-	-	-	(95)	(56)

Interest Charges	229	-	-	-	77	306

Loss from Continuing Operations	(190)	-	-	-	(172)	(362)

Loss from Discontinued Operations:
Gain on Sales of Discontinued Operations	-	208	-	-	-	208
Loss From Operations	-	(369)	-	-	-	(369)
Benefit of Income Taxes	-	53	-	-	-	53
Loss from Discontinued Operations	-	(108)	-	-	-	(108)

Net Loss	$(190)	$(108)	$-	$-	$(172)	$(470)

	(In thousands of dollars)
	Quarter Ended September 30, 2006
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$8,033	$-	$-	$-	$-	$8,033

Operating Expenses
Regulated Operation & Maintenance	4,056	-	-	-	-	4,056
Unregulated Operation & Maintenance	-	-	-	-	1,032	1,032
Depreciation	719	-	-	-	-	719
Amortization of Stranded Costs	2,991	-	-	-	-	2,991
Amortization	63	-	-	-	-	63
Taxes Other than Income	441	-	-	-	5	446
Income Taxes	(148)	-	-	-	(452)	(600)

Total Operating Expenses	8,122	-	-	-	585	8,707

Operating Loss	(89)	-	-	-	(585)	(674)
Other Income (Deductions)
Equity in Income of Associated Companies	43	-	-	-	(27)	16
Interest and Dividend Income	16	-	-	-	(14)	2
Other (Deductions) Income	(56)	-	-	-	2	(54)

Total Other Income (Deductions)	3	-	-	-	(39)	(36)

Loss Before Interest Charges	(86)	-	-	-	(624)	(710)

Interest Charges	287	-	-	-	76	363

Loss from Continuing Operations	(373)	-	-	-	(700)	(1,073)

Loss from Discontinued Operations:
Goodwill Impairment Loss	-	(2,546)	-	-	-	(2,546)
Loss From Operations	-	(505)	(360)	-	-	(865)
Benefit of Income Taxes	-	1,234	140	-	-	1,374
Loss from Discontinued Operations	-	(1,817)	(220)	-	-	(2,037)

Net Loss	$(373)	$(1,817)	$(220)	$-	$(700)	$(3,110)

	(In thousands of dollars)
	Nine Months Ended September 30, 2007
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$26,882	$-	$-	$-	$-	$26,882

Operating Expenses
Regulated Operation & Maintenance	10,936	-	-	-	-	10,936
Unregulated Operation & Maintenance	-	-	-	-	1,032	1,032
Depreciation	2,104	-	-	-	-	2,104
Amortization of Stranded Costs	8,099	-	-	-	-	8,099
Amortization	173	-	-	-	-	173
Taxes Other than Income	1,320	-	-	-	5	1,325
Income Taxes	1,419	-	-	-	(533)	886

Total Operating Expenses	24,051	-	-	-	504	24,555

Operating Income (Loss)	2,831	-	-	-	(504)	2,327
Other Income (Deductions)
Equity in Income of Associated Companies	33	-	-	-	(39)	(6)
Interest and Dividend Income	47	-	-	-	(31)	16
Other Deductions	(48)	-	-	-	(14)	(62)

Total Other Income (Deductions)	32	-	-	-	(84)	(52)

Income (Loss) Before Interest Charges	2,863	-	-	-	(588)	2,275

Interest Charges	640	-	-	-	251	891

Income (Loss) from Continuing Operations	2,223	-	-	-	(839)	1,384

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	(154)	-	-	-	(154)
Loss From Operations	-	(881)	(411)	-	-	(1,292)
Benefit of Income Taxes	-	401	164	-	-	565
Loss from Discontinued Operations	-	(634)	(247)	-	-	(881)

Net Income (Loss)	$2,223	$(634)	$(247)	$-	$(839)	$503

Total Assets	$133,964	$3,709	$-	$-	$(148)	$137,525

	(In thousands of dollars)
	Nine Months Ended September 30, 2006
		Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
Revenue from External Customers
Regulated Operating Revenue	$25,499	$-	$-	$-	$-	$25,499

Operating Expenses
Regulated Operation & Maintenance	11,297	-	-	-	-	11,297
Unregulated Operation & Maintenance	-	-	-	-	1,649	1,649
Depreciation	2,164	-	-	-	-	2,164
Amortization of Stranded Costs	8,369	-	-	-	-	8,369
Amortization	92	-	-	-	-	92
Taxes Other than Income	1,357	-	-	-	26	1,383
Income Taxes	645	-	-	-	(769)	(124)

Total Operating Expenses	23,924	-	-	-	906	24,830

Operating Income (Loss)	1,575	-	-	-	(906)	669
Other Income (Deductions)
Equity in Income of Associated Companies	140	-	-	-	3	143
Interest and Dividend Income	36	-	-	-	(22)	14
Other Deductions	(127)	-	-	-	-	(127)

Total Other Income (Deductions)	49	-	-	-	(19)	30

Income (Loss) Before Interest Charges	1,624	-	-	-	(925)	699

Interest Charges	780	-	-	-	203	983

Income (Loss) from Continuing Operations	844	-	-	-	(1,128)	(284)

Loss from Discontinued Operations:
Goodwill Impairment Loss	-	(2,546)	-	-	-	(2,546)
(Loss) Income From Operations	-	(1,068)	(771)	2	-	(1,837)
Benefit of (Provision for) Income Taxes	-	1,477	304	(1)	-	1,780
(Loss) Income from Discontinued Operations	-	(2,137)	(467)	1	-	(2,603)

Net Income (Loss)	$844	$(2,137)	$(467)	$1	$(1,128)	$(2,887)

Total Assets	$135,567	$10,628	$2,018	$-	$(54)	$148,159

5.    INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford.  This sale specifically excluded the economic ownership of Mecel, with MAM retaining 100% of the economic ownership of Mecel.  Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction.  Therefore, the assets and liabilities of Mecel remained consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated.  MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries are presented within the line “Accounts Receivable from Associated Companies.”  On September 12, 2007, the shares of Mecel were sold from Maricor Properties to TMGC, and Mecel is consolidated in these financial statements within the unregulated engineering services segment in discontinued operations.

As of September 30, 2007, condensed financial information for the components of Maricor Properties not consolidated in these financial statements is as follows:

(in thousands of dollars)

Total Assets	$9,151
Less:
Long-term Debt	6,155
Short-term Debt	2,165
Other Liabilities	631
Net Assets	$200

MAM’s Equity in Net Assets	$100

MAM recorded equity in the loss of Maricor Properties of $3,000 in the third quarter of 2007 and $25,000 year-to-date.

Maricor Ashford Ltd

As of March 21, 2007, MAM became an equal partner in Maricor Ashford Ltd, an inactive real estate development and redevelopment joint venture with Ashford, an unaffiliated real estate management company.  Prior to this date, Maricor Properties was an equal partner in this joint venture with Ashford.  On September 12, 2007, MAM sold its shares of Maricor Ashford to Ashford for a $50,000 note receivable.  This note is recorded in “Accounts Receivable from Associated Companies.”  MAM also incurred a loss on this sale of $8,000, recorded in “Other – Net” on the Statement of Operations.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of MEPCO, a jointly-owned electric transmission company.  Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation.  Therefore, MPS records its investment in MEPCO and Maine Yankee using the equity method.  This is consistent with industry practice for similar joint-owned units.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.  MPS’s portion of dividends declared, dividends received in cash, and stock redemptions declared and received in cash are presented in the following table:

(In thousands of dollars)	Quarter Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
Maine Yankee
Dividends Declared	$20	$60	$40	$60
Dividends Received in Cash	-	-	20	41
Stock Redemptions Declared	-	-	250	600
Stock Redemptions Received in Cash	250	400	500	600

MEPCO
Dividends Declared	$2	$2	$6	$6
Dividends Received in Cash	2	2	6	173

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

As of September 30, 2007, the former CEO has been the only employee to receive stock options, with 3,932 options outstanding for the remainder of the original ten-year term of these options.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:
Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

The status of the Company’s stock option plan as of September 30, 2007, and changes during the year then ended is presented below:

	Shares	Average Exercise Price
	2007	2007

Outstanding at December 31, 2006	3,932	$30.28
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-

Outstanding at September 30, 2007	3,932	$30.28

Options exercisable at September 30, 2007	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 9/30/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 9/30/07	Weighted- Average Exercise Price

$30.10 - $30.45	3,932	5.17 yrs	$30.28	3,932	$30.28

The dilutive earnings per share impact of outstanding stock options is:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (Loss) Income (in thousands)	$(470)	$(3,110)	$503	$(2,887)
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,677,430	1,638,027	1,667,147	1,637,627
Dilutive Effect of Common Stock Options	-	-	-	-
Dilutive Effect of Preferred Shares	-	-	-	-
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,677,430	1,638,027	1,667,147	1,637,627

Net (Loss) Income per Share (Basic)	$(0.28)	$(1.90)	$0.30	$(1.76)
Net (Loss) Income per Share (Diluted)	$(0.28)	$(1.90)	$0.30	$(1.76)

The common stock options and preferred shares were anti-dilutive during the quarters ended September 30, 2007, and 2006, and the nine months ended September 30, 2006.  Therefore, these shares have been omitted from the calculation of diluted earnings per share above. The weighted-average potentially dilutive shares outstanding during those periods were:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common Stock Options	-	25	-	-
Preferred Shares	-	9,500	-	9,500
Potentially Dilutive Shares	-	9,525	-	9,500

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased.  In conjunction with this pension freeze, MPS recorded a one-time curtailment expense of approximately $98,000 in the fourth quarter of 2006.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees, in part or in full depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.

The Company’s policy has been to fund pension costs accrued.  In accordance with that policy, the Company contributed approximately $214,000 to the pension plan for 2006 in January 2007, and another $824,000 for 2006 in September 2007, prior to the filing of its 2006 corporate income tax return.  The Company also contributed approximately $500,000 in the first three quarters of 2007 for the 2007 plan year.  An additional contribution of approximately $21,000 was made in October.  No further contributions to the pension plan are required to be made for the 2007 plan year.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Pension Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$-	$140	$-	$421
Interest cost	265	290	795	870
Expected return on plan assets	(290)	(271)	(870)	(814)
Amortization of prior service cost	-	23	-	68
Recognized net actuarial (gain)	16	43	48	130

Net periodic benefit cost	$(9)	$225	$(27)	$675

Health Care Benefits

The Company provides certain health care benefits to eligible employees.  Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments.  The plan also covers retiree medical coverage for Maine Public Service Company employees, the regulated utility.  In 2005, certain amendments were made to the plan, including the following:  employees hired on or after October 1, 2005, are ineligible for post-retirement medical coverage. Effective January 1, 2006, certain retiree co-pays increased and spousal contributions commenced.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$45	$45	$135	$136
Interest cost	124	126	372	378
Expected return on plan assets	(53)	(54)	(159)	(161)
Amortization of transition obligation	18	36	54	107
Amortization of prior service cost	(15)	(15)	(45)	(45)
Recognized net actuarial (gain)	45	42	135	127

Net periodic benefit cost	$164	$180	$492	$542

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc., (“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC (“Evergreen”),  brought suit against MPS, UPC Wind Management LLC, and Evergreen Wind Power, LLC, (collectively “Defendants”) in the United States District Court District of Maine, (located in Bangor, Maine) seeking collection of  approximately $227,795 it claims is still owed for the transformer, plus interest, attorney fees and punitive damages in a stated amount.  MPS had contracted with Surplec to purchase a 30/40/50 MVA Transformer (“the Transformer”) on behalf of Evergreen.  Surplec alleged that MPS breached the contract and committed fraud by failing to pay Surplec the third and final installment and shipping charges for the Transformer and Defendants’ use of the Transformer constitutes conversion.  MPS has denied these allegations.

MPS had previously collected from Evergreen the remaining amount owed on the Transformer, which is recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  Accordingly, MPS is holding this amount pending the outcome of the litigation.

On June 21, 2007, MPS filed a Counterclaim against Surplec seeking an award of $199,000 (the amount MPS has already paid for the Transformer on behalf of Evergreen) as well as consequential and incidental damages, and MPS has subsequently moved to dismiss Surplec’s claims for punitive damages and attorney fees.  MPS alleged that Surplec failed to deliver the Transformer by the date indicated in the Contract and that the Transformer delivered was defective and nonconforming.   Surplec and the Defendants have reached a settlement agreement in this matter, under which all claims would be dismissed with prejudice and MPS will remit the remaining $219,000 owed on the Transformer.  Accordingly, MPS would incur no liability associated with the claims, except that it has agreed to share equally with Evergreen the nominal cost of transportation and inspection expenses associated with returning the Transformer to Surplec for refurbishment.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business.  The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating, or having an interest in electric generation facilities, load management activities or demand-side management activities.  The Resolve requires that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008.  The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve.  MPS will actively participate in the NOI process.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue increases were approximately $54,000 for wholesale customers and $345,000 for retail customers.  These new transmission rates are subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order concluding that northern Maine lacks a competitive power market.  In an effort to deal with this lack of competition, and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

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

In early 2007, the Company announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $31.8 million and $34.7 million at September 30, 2007, and December 31, 2006, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the State environmental guidelines.  The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period.  MPS is currently in its sixth year of this ten-year program.  Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary.  The current total estimated cost of the project is $2.6 million.  As of September 30, 2007, $2.0 million of this total has been spent on this effort.  The remaining cost of the project has been accrued on the Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

Maricor Properties is a variable interest entity, as defined by Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) promulgated on January 17, 2003.  Management has determined Ashford, not MAM, is the primary beneficiary of Maricor Properties.  Therefore, Maricor Properties is not consolidated with these financial statements.

The Company has several operating leases for office equipment, field equipment, vehicles, and office space, accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”).  The following summarizes payments for leases for a period in excess of one year:

	Nine Months Ended September 30,
(In thousands of dollars)	2007	2006
Equipment	$33	$15
Building	160	140
Vehicles	28	17
Rights of Way	41	1
Field Equipment	8	21
Total	$270	$194

The future minimum lease payments for the items listed above for the next five years are as follows (in thousands of dollars):

Future Minimum Lease Payments by Year for All Items

Years	Minimum Lease Payments
2007	$46
2008	$221
2009	$185
2010	$107
2011	$37

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation (now OneNeck IT Services) to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees were $450,000 for 2004, $510,000 for 2005, and $575,000 per year for years 2006 through 2013.  This contract was re-negotiated effective January 1, 2007.  The annual fee was reduced to $537,500 per year from 2007 through 2013, plus reimbursement for travel costs.  Further, based on certain service quality targets, OneNeck could earn contingent payments of $8,000 per quarter.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases totaling $820,000.  As of September 30, 2007, the remaining liability for these capital lease arrangements is approximately $709,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments in thousands of dollars are:

Years	Minimum Lease Payments
2007	$18
2008	$182
2009	$184
2010	$165
2011	$103
Thereafter	$57

10.     DIVESTITURE OF UNREGULATED OPERATIONS

Termination of TMGNE Operations

The operations of TMGNE ceased on August 31, 2007, with the closure of the Boston office.  As of September 30, 2007, TMGNE had approximately $154,000 of net accounts receivable and $22,000 of cash.  TMGNE also has accrued obligations of approximately $40,000 for resolution of five pending project contracts and $186,000 of accrued rent obligations for the office spaces in Hudson and Boston, Massachusetts.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives.  These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements.  We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what the Company expected.  Actual results will differ, and some of the differences may be material.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2006 Annual Report on Form 10-K and its March 31, 2007, and June 30, 2007, Forms 10-Q.

Executive Overview

As more fully described in our previous filings, the Company is transitioning away from non-utility business segments in favor of focusing on our core competencies in and related to the regulated utility, MPS.  To that end, we have classified our utility business and the holding company, MAM, as “Continuing Operations.”  The segments we have divested, “Software Technology” and “Unregulated Engineering,” as well as the final one to be divested, “Unregulated Real Estate,” are classified as “Discontinued Operations.”

The Company had a net loss from Continuing Operations of $362,000 for the quarter, compared to the prior year quarter’s net loss of $1.07 million.  The 2007 results are typical of the second and third quarters for MPS due to the seasonal effect of ratemaking in the State of Maine, which is designed to charge lower rates in the warmer months and higher rates in the colder months to conserve energy when demand is highest.  In addition, results for the quarter were impacted by accruals for separation agreements, resulting from the elimination of two executive positions, and accrual of contingent medical premiums, related to higher-than-normal medical claims during 2007.  Year-to-date net income from Continuing Operations continues to be strong at $1.38 million in 2007 compared to the 2006 $284,000 year-to-date net loss.  Both prior year quarter and year-to-date results were affected by lower revenues due to lower kwh sales from a milder winter and cooler summer in 2006, as well as accrual of separation costs as the Company shifted its strategy to focus on core competencies.

Net losses from discontinued operations negatively impacted the quarter by $108,000 compared with the prior year quarter’s net loss from discontinued operations of $2.04 million.  Year-to-date net losses were $881,000 compared with prior year net loss of $2.6 million.  For the quarter, there were losses resulting from the controlled shutdown of TMGNE, offset by a $208,000 positive revision of the estimated loss on the discontinuance of TMG operations.  Quarter results from the prior year were driven largely by a goodwill impairment loss in this segment, as well as poor operating results.  These were the primary factors supporting the decision to shut down this segment.

The Company closed the operations of TMGNE as of August 31, 2007, completing the closure of the TMG segment.  While we will continue to incur future costs for items such as professional liability insurance, rent obligations, interest expense from original acquisition debt, and project transfer costs, these costs are not expected to have a significant impact on overall operations, as all firm commitments have been accrued.

The only non-utility operation remaining from the prior strategy is our investment in Canadian real estate, which consists of our 50% ownership of Maricor Properties and our 100% ownership of Mecel Properties.  We expect to divest these investments prior to filing of our 2007 Form 10-K.  We anticipate receiving enough proceeds from the divestiture so that no losses are incurred, and the sales will provide positive cash flow.

Management and the Board are encouraged by the turnaround of the Company’s overall financial performance, which we expect will translate into positive earnings for the Company’s fourth quarter and year end.  Our current and projected cash flows improved from the combination of the solid financial performance at MPS, and the elimination of unregulated costs through cost control measures and the sales and closures of discontinued operations that were unprofitable.  We also expect to meet our financial covenants with lending institutions for the foreseeable future.

We continue to pursue a transmission interconnection of Maine Public Service Company with the ISO New England transmission system.  We are also facilitating the development of additional generation in our service territory, including a plan to develop 800 MW of wind generation in Aroostook County.   These are the types of initiatives that Management believes will provide continuing value to our Company, however they may take time to mature.   In addition to longer-term projects, we are also pursuing shorter-term initiatives which leverage the core competencies of our Company and Management team, including for example possible design and build services on substation and transmission lines in connection with new generation facility built outside our service territory.  These services are expected to provide us with opportunities for shorter term earnings growth. In compliance with the MPUC’s Reorganization Order in Docket No. 2002-676, these projects will be performed by our newly-formed subsidiary, MAM Utility Services Group.

Overall Results of Operations—Consolidated

Net Income and Earnings Per Share
	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except per share amounts)	2007	2006	2007	2006
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(190)	$(373)	$2,223	$844
Other*	(172)	(700)	(839)	(1,128)
Income from Continuing Operations	(362)	(1,073)	1,384	(284)
(Loss) Income from Discontinued Operations
Unregulated Engineering Services	(108)	(1,817)	(634)	(2,137)
Unregulated Software Technology	-	(220)	(247)	(467)
Other*	-	-	-	1
Loss from Discontinued Operations	(108)	(2,037)	(881)	(2,603)
Net (Loss) Income	$(470)	$(3,110)	$503	$(2,887)
Basic (Loss) Income Per Share	$(0.28)	$(1.90)	$0.30	$(1.76)

*The “Other” line in continuing operations includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility, MAM USG results and inter-company eliminations. “Other” in discontinued operations is the operating results for Energy Atlantic.

Interest Expense

The interest expense of $306,000 incurred in the third quarter of 2007 was $57,000 lower than the $363,000 incurred in the same period of 2006.  Of this reduction, $43,000 was caused by an increase in stranded cost carrying charges, due to higher stranded cost balances during 2007, while the remaining $14,000 was due to the lower debt balances, resulting from repayments of debt, which reduced the average outstanding debt in the third quarter of 2007.

For the year-to-date, interest expense dropped $92,000 from $983,000 in 2006 to $891,000 in 2007.  The increased stranded cost carrying charges reduced interest expense by $126,000, but were partly offset by the impact of higher interest rates and debt balances in the earlier part of 2007, which increased interest expense by $34,000.

Income Tax Expense / Benefit

The income tax benefit from continuing operations was $600,000 in the third quarter of 2006, compared to $329,000 in the third quarter of 2007, as a result of the smaller loss from continuing operations.  The income tax benefit from discontinued operations for the same period also dropped, from $1.37 million in 2006 to $53,000 in 2007, due to the smaller loss.

Year-to-date results are similar, with the income from continuing operations resulting in an income tax provision of $886,000 for 2007, compared to an income tax benefit of $124,000 in 2006.  The income tax benefit for the discontinued operations also decreased in the first nine months of 2007 compared to 2006, as a result of the $1.02 million income tax benefit recognized in 2006 related to the goodwill impairment loss.

Taxes Other Than Income

Taxes other than income include property and payroll taxes.  These taxes were consistent from the third quarter of 2006 to the third quarter of 2007, while decreasing $58,000 or 4% for the year-to-date from $1.38 million in 2006 to $1.33 million in 2007.  The majority of this decrease results from a reduction in payroll taxes due to the reduction in force in September 2006.

Regulated Operations

The following tables and discussion include the operations of MPS and Me&NB, the Company’s regulated subsidiary and inactive unregulated Canadian subsidiary:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (Loss) Income — Regulated Electric Utility (In thousands)	$(190)	$(373)	$2,223	$844
(Loss) Earnings Per Share from Regulated Electric Utility	$(0.11)	$(0.23)	$1.33	$0.52

Regulated Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the quarters ended September 30, 2007, and 2006, and for the year-to-date, are as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,531	41,515	$3,544	42,857	$11,424	135,637	$10,794	134,700
Large Commercial	1,102	42,621	1,103	41,387	3,609	129,035	3,746	128,107
Medium Commercial	1,164	27,594	1,125	27,675	4,149	80,885	3,965	78,890
Small Commercial	1,373	20,952	1,336	20,841	5,290	69,249	4,951	67,780
Other Retail	232	849	223	841	688	2,544	635	2,533

Total Regulated Retail Revenue	7,402	133,531	7,331	133,601	25,160	417,350	24,091	412,010

Other Revenue	614		702		1,722		1,408

Total Regulated Revenue	$8,016		$8,033		$26,882		$25,499

Residential revenue for the third quarter of 2007 is consistent with prior year, down $13,000 or 0.4%.  This is the net result of a 1,342 MWH or 3.1% decrease in volume, which reduced revenue by $111,000, offset by a $98,000 increase from higher rates.  Year-to-date, residential volume is up 937 MWH or 0.7%.  Year-to-date there was an increase in volume, together with the higher average rates, which resulted in a $630,000 increase in residential customer revenue through September.

Large commercial customer revenue is also consistent with prior year.  An increase in volume of 1,234 MWH or 3% increased revenue by $33,000, but was offset by a $34,000 reduction in revenue from lower average rates.  Year-to-date, large commercial customer revenue dropped $137,000 or 3.7% as a result of lower average rates, while MWH usage increased 0.7% or 928 MWH.

Medium and small commercial customers contributed similar amounts of additional revenue in the third quarter of 2007, with medium commercial customer revenue up $39,000 and small commercial customer revenue up $37,000, as a result of higher average rates.  Volume for these customers did not change significantly, increasing 30 MWH or less than 0.1%.  Year-to-date, medium and small commercial customers contributed $523,000 more revenue than in the prior year, as a result of higher average rates and 3,464 MWH more volume.

Other revenue decreased $88,000 for the quarter, year-over-year.  Other revenue in the third quarter of 2006 was unusually strong, with MPS earning $401,000 more other revenue than in 2005, as a result of additional contract work, primarily on the Mars Hill wind farm project.  The decrease from 2006 to 2007 is a result of less contract work.  Other revenue remained above the 2005 levels, however, due to additional transmission wheeling revenues earned in the third quarter of 2007, which mitigated the impact of the decrease in profits on contract work.  MPS’s transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed return on assets) less the wheeling revenue earned.  The rates go into effect on July 1 each year, and are calculated from the financial results of the previous calendar year.   The additional wheeling revenue earned during 2007 will offset the revenue requirement in the establishment of the rates that will go into effect on July 1, 2008.

Year-to-date, other revenue increased $314,000, due to the net impact of the additional transmission wheeling revenue, decreased by the reduction in contract work.

Regulated Utility Expenses

For the quarters ended September 30, 2007, and 2006 and for year-to-date, regulated operation and maintenance expenses and stranded costs are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2007	2006	2007	2006
Regulated Operation and Maintenance
Labor	$1,482	$1,366	$3,733	$3,860
Benefits	799	460	1,511	1,527
Outside Services	466	413	907	784
Holding Company Management Costs	437	713	1,399	1,854
Insurance	158	158	431	416
Regulatory and Licensing	276	246	776	669
Transportation	169	172	658	620
Maintenance	132	142	437	548
Other	473	386	1,084	1,019
Total Regulated Operation and Maintenance	$4,392	$4,056	$10,936	$11,297

Stranded Costs
Wheelabrator-Sherman	$-	$1,930	$-	$5,798
Maine Yankee	721	788	2,162	2,195
Seabrook	384	384	1,153	1,153
Amortization of Wheelabrator-Sherman Restructuring Pmt.	-	363	-	1,088
Deferred Fuel	1,346	(735)	4,195	(2,266)
Cost Incentive Refund	63	-	187	-
Cancelled Transmission Plant	64	191	192	191
Special Discounts	70	70	210	210
Total Stranded Costs	$2,648	$2,991	$8,099	$8,369

Regulated operation and maintenance expenses increased $336,000 from the third quarter of 2006 to the third quarter of 2007.  The most significant changes were:

•
Labor and benefits increased $455,000 from the third quarter of 2006 to the third quarter of 2007.  Based on the current year claims trend and projected run-out, $190,000 of additional health insurance was accrued in the third quarter of 2007 for the Company’s contingent health care premium.  Under this arrangement, the Company retained some risk for its claims experience in exchange for a reduced premium.  The additional 401(k) contributions to employees as a result of the 2006 pension freeze also increased expense, by $205,000.

•	Outside service expenses increased $53,000, as a result of increased legal expenses for pending litigation and regulatory compliance.

•	Computer and vehicle rental expense, included in “Other” expenses above, increased $48,000, due to operating rental agreements prior to the finalization of the capital leases for 2007.

•	Regulatory assessments increased $30,000, due to an increase in one regulatory assessment rate.

Other smaller increases in expenses totaled $26,000.  These increases were partly offset by a decrease in holding company management costs of $276,000.  The third quarter of 2006 holding company management costs included MPS’s portion of the non-recurring severance expenses for MAM.

Year-to-date, regulated operation and maintenance expenses decreased $361,000 or 3%.

•
Holding company management costs year-to-date decreased $455,000 from 2006, as a result of the severance and due diligence costs incurred in 2006, and a reduction in the overall size and cost of MAM management and external consulting arrangements.

•	Labor and benefits expenses decreased $143,000, due to the net decrease in severance expenses from the September 2006 reduction in force, compared to severance expenses incurred in August 2007.

The benefit of these decreases in expenses was reduced by the following expense increases:

•	Outside services increased $123,000, due to legal expenses for pending litigation and regulatory compliance.

•	The increase in regulatory assessments raised operating expenses by $107,000 over 2006.

Stranded cost expenses in 2007 reflect the impact of the stranded cost rate case, MPUC Docket No. 2006-506, and the expiration of MPS’s purchase power agreement with Wheelabrator-Sherman.  The expenses reported for 2006 are based on the stranded costs rates established in MPUC Docket No. 2003-666.

The Wheelabrator-Sherman expenses reported in 2006 were the payments for purchased power, offset by the receipts from the sale of that energy.  With the expiration of this contract December 31, 2006, no additional energy has been purchased.  The offsets to expense of $735,000 in the third quarter of 2006, and $2.27 million year-to-date are the deferral of the net expense of the purchased power contract beyond the total expense allowed for recovery in Docket No. 2003-666.  MPS is now recovering its deferred fuel costs.  The amortization of the deferred fuel stranded costs, a non-cash expense, was $1.35 million in the third quarter of 2007, and $4.20 million year-to-date.

Under Docket No. 2003-666, MPS was also allowed recovery of a new stranded cost, the cost incentive refund, amortization of which began January 2007.

In September 2006, MPS began amortization of its cancelled transmission plant, in accordance with the settlement of the 2006 OATT.  Amortization expense of $191,000 was recognized in that period.  This amortization totaled $64,000 in the third quarter of 2007.

Other Continuing Operations

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Loss — Other Continuing Operations (in thousands)	$(172)	$(700)	$(839)	$(1,128)
Loss Per Share from Other Continuing Operations	$(0.10)	$(0.43)	$(0.50)	$(0.69)

Other continuing operations are the direct corporate costs associated with unregulated operations, the common costs not allocated to MPS, and intercompany eliminations.  In the third quarter of 2006, other continuing operations included severance expenses that were not allocated to MPS and $211,000 of previously deferred acquisition costs, net of tax, written off when due diligence and acquisition efforts for a target engineering firm were terminated.  These additional expenses are also the primary cause of the year-to-date change.

Unregulated Engineering Services – Discontinued Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2007	2006	2007	2006
Net Loss — Unregulated Engineering Services	$(108)	$(1,817)	$(634)	$(2,137)
Basic Loss Per Share from Unregulated Engineering Services	$(0.06)	$(1.11)	$(0.38)	$(1.30)

MAM has completed its termination of all active unregulated engineering services operations.  MAM sold the assets of its Canadian operations in June 2007, and closed its Boston, Massachusetts office in August 2007.  As a result of higher-than-expected accounts receivable collections from Boston operations and lower-than-estimated expenses associated with the sale of the Canadian operations, TMG recorded a $208,000 reduction in the estimated loss on the sales of discontinued operations in the third quarter.  This reduced the year-to-date estimated loss on the sales of discontinued unregulated engineering operations to $154,000.

Unregulated Software Technology- Discontinued Operations

The following section details the operations of the unregulated software technology segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Loss — Unregulated Software Technology (In thousands)	$-	$(220)	$(247)	$(467)
Loss Per Share from Unregulated Software Technology	$-	$(0.13)	$(0.15)	$(0.28)

The unregulated software technology segment had no impact on earnings in the third quarter of 2007.  Operations ceased with the sale of the software assets in April 2007, and are not expected to materially impact future earnings.

Income Taxes

Please refer to the Note 2 of the financial statements for a discussion of the effects of income taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM’s current liabilities of $19.04 million as of September 30, 2007, exceed its current assets of $12.84 million by $6.2 million, exposing MAM to liquidity concerns.  Of these current liabilities, $7.0 million represents short-term borrowings under the MPS line of credit with Bank of America.  This risk has been mitigated by expense reduction efforts and the stranded cost free cash flow.  Based on current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, with MPS’s recovery of deferred fuel costs, Management expects MAM’s cash flow to continue to improve.  Until 2007, the deferred fuel cash expenditures exceeded the recovery of stranded costs.  The expiration of the Wheelabrator-Sherman contract in December 2006 reversed this position, and recovery of stranded costs is exceeding cash outflows.  These stranded cost free cash flows, net of the current income tax obligations from this stranded cost recovery, are being used, in part, to retire debt and pay for capital expenditures.

As of September 30, 2007, the Company’s cash and cash equivalents,were $399,000, down from $1.41 million at June 30, 2007.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I Item 1 of this Form 10-Q, reflects the Company’s sources and uses of capital.  During the third quarter, $750,000 from the sale proceeds of TMGC’s Moncton office assets were used to repay a portion of the $2.2 million Katahdin Trust Company note.

Net cash flow provided by operating activities for the first nine months of 2007 was $6.66 million, compared to $1.76 million in the first nine months of 2006.  The change in deferred regulatory and debt issuance costs was the largest increase in operating cash flow, contributing $3.78 million of operating cash inflows, compared to $3.62 million of operating cash outflows under the Wheelabrator-Sherman contract in the first nine months of 2006.

Cash flow used for investing activities decreased cash by approximately $2.72 million in the first nine months of 2007.  The largest use of cash for investing in 2007 were fixed asset investments of $4.62 million, with another $413,000 used for settlement of the stock contingencies associated with acquisitions of engineering firms in 2003 and 2004.    For the first nine months of 2006, cash flow used for investing activity totaled $1.96 million, with $2.48 million invested in fixed assets for continuing operations and $254,000 invested in the activities of the discontinued operations.  Approximately $244,000 was used in the first quarter of 2006 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004, offset by $600,000 of cash proceeds from the redemption of shares of Maine Yankee stock and $429,000 from the sale of stock of Maricor Properties.

Cash flow used for financing totaled $4.44 million in the first nine months of 2007, including the repayment of short- and long-term debt.  On June 15, 2007, MAM paid off the $1 million TMG Katahdin Trust Company line of credit with the sale proceeds of TMGC’s Halifax Division.  On July 9, 2007, $750,000 was paid down on the TMG $2.2 million term Katahdin Trust Company note with a substantial portion of the sale proceeds from the TMGC Moncton Division.  The terms of the remaining $1.45 million note were amended at that time, whereby the repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, with 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010.  Cash flow provided by financing activities for the first nine months of 2006 totaled $300,000, with $1.34 million of long-term debt repayments and $1.64 million of additional short-term borrowings.

TMG and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event the price of MAM common stock was below a specified price when the seller chose to dispose of it, TMG (or the applicable subsidiary) agreed to pay the difference.  As of September 30, 2007, all of these shares have been sold.  MAM’s additional cash payments under these agreements totaled $860,000.

In accordance with rate stipulations approved by the MPUC for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of September 30, 2007, MPS is in compliance with these conditions.

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios.  In the event of a default, the various lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financings, and cross-default provisions within the debt agreements. A default on the MPS Bank of America line of credit is a cross-default on the MAM Bank of America line of credit. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company and a Maricor Properties term loan with Royal Bank of Canada.  As of September 30, 2007, MAM is in compliance with these covenants.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following represents MAM’s more significant market risks.  While every effort is made to describe the character of the organization’s risks, it cannot warrant that this list is all inclusive.  The Company, where possible, does take steps in each of the following areas to attempt to mitigate such risks.

(a)
MAM and its subsidiaries are faced with interest rate risk on the MAM $4.0 million Bank of America line of credit, the TMG $1.45 million Katahdin Trust Company term note with Katahdin Trust Company, and the MPS $10 million Bank of America line of credit and unsecured $6 million, seven-year Bank of America term loan.

MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction.  These interest rate swaps effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.42% and 4.53%, respectively.  The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity.  As of September 30, 2007, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.6 million, $9.0 million and $2.18 million, respectively.  The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing.  Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses.  However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures.

MPS also purchased a 7% interest rate cap, expiring in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”).  Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt” of MAM’s 2006 Form 10-K, and is hereby incorporated by this reference.

(b)
Transactions with Me&NB, and MAM’s investment in Maricor Properties Ltd are subject to foreign currency translation risk.  Income and expenses are translated at average rates of exchange for the period of time the income is earned or the expenses are incurred.  Assets and liabilities are translated at period-end exchange rates.

(c)
Market price protection was given by MTI under the terms of the sale of MTI assets to HCI on April 13, 2007.  Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares on that date.  If MAM’s stock price is less than $25 on March 31, 2008, HCI is entitled to additional shares of common stock.  The 3,000 preferred shares previously converted to common shares by HCI do not have this feature.

(d)
MAM is subject to certain risks associated with its investment in Maricor Properties, including its subsidiary, Cornwallis, and with TMGC’s investment in Mecel.  These risks and uncertainties include, but are not necessarily limited to, interest rate risks associated with variable interest rate;, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

Item 4. Controls and Procedures

1.	Evaluation of disclosure controls and procedures

The Company’s Management, including the Company's Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries.  Management has designed such controls and procedures to (a) give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (b) ensure that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.  Management evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures are working effectively.

2.	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.

As a non-accelerated filer, the Company is in the process of taking the actions necessary to comply with Section 404 of The Sarbanes-Oxley Act with respect to its internal control over financial reporting.  The Company continues to assess the internal control environment, control designs and operating effectiveness, to ensure no significant deficiencies or material weaknesses exist.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc., (“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC (“Evergreen”),  brought suit against MPS, UPC Wind Management LLC, and Evergreen Wind Power, LLC, (collectively “Defendants”) in the United States District Court District of Maine, (located in Bangor, Maine) seeking collection of  approximately $227,795 it claims is still owed for the transformer, plus interest, attorney fees and punitive damages in a stated amount.  MPS had contracted with Surplec to purchase a 30/40/50 MVA Transformer (“the Transformer”) on behalf of Evergreen.  Surplec alleged that MPS breached the contract and committed fraud by failing to pay Surplec the third and final installment and shipping charges for the Transformer and Defendants’ use of the Transformer constitutes conversion.  MPS has denied these allegations.

MPS had previously collected from Evergreen the remaining amount owed on the Transformer, which is recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  Accordingly, MPS is holding this amount pending the outcome of the litigation.

On June 21, 2007, MPS filed a Counterclaim against Surplec seeking an award of $199,000 (the amount MPS has already paid for the Transformer on behalf of Evergreen) as well as consequential and incidental damages, and MPS has subsequently moved to dismiss Surplec’s claims for punitive damages and attorney fees.  MPS alleged that Surplec failed to deliver the Transformer by the date indicated in the Contract and that the Transformer delivered was defective and nonconforming.   Surplec and the Defendants have reached a settlement agreement in this matter, under which all claims would be dismissed with prejudice and MPS will remit the remaining $219,000 owed on the Transformer.  Accordingly, MPS would incur no liability associated with the claims, except that it has agreed to share equally with Evergreen the nominal cost of transportation and inspection expenses associated with returning the Transformer to Surplec for refurbishment.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business.  The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating, or having an interest in electric generation facilities, load management activities or demand-side management activities.  The Resolve requires that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008.  The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve.  MPS will actively participate in the NOI process.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue increases were approximately $54,000 for wholesale customers and $345,000 for retail customers.  These new transmission rates are subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order concluding that northern Maine lacks a competitive power market.  In an effort to deal with this lack of competition, and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in mid-December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases.  As a result of this effort, two parallel initiatives have been launched:

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

In early 2007, the Company announced that it has joined with Central Maine Power Company in an effort to determine the feasibility of such a line.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A of MAM’s 2006 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Liquidity and Capital Formation Risk

MAM’s current liabilities of $19.04 million as of September 30, 2007, exceed its current assets of $12.84 million by $6.2 million, exposing MAM to liquidity concerns.  Of these current liabilities, $7.0 million represents short-term borrowings under the MPS line of credit with Bank of America.  This risk has been mitigated by expense reduction efforts and the stranded cost free cash flow.  Based on current financial projections, MAM has sufficient cash flow for the foreseeable future.

In the long term, with MPS’s recovery of deferred fuel costs, Management expects MAM’s cash flow to continue to improve.  Until 2007, the deferred fuel cash expenditures exceeded the recovery of stranded costs.  The expiration of the Wheelabrator-Sherman contract in December 2006 reversed this position, and recovery of stranded costs is exceeding cash outflows.  These stranded cost free cash flows are being used, in part, to retire debt and pay for capital expenditures.

Equity Price Risk

The Maricor Group and its subsidiaries incurred equity price risk when it bought the stock of certain of its subsidiaries.  Part of the consideration was MAM stock.  In the event that the price of MAM common stock was below a specified price when the seller wished to dispose of it, The Maricor Group (or the applicable subsidiary) agreed to pay the difference.  As of September 30, 2007, all of these shares have been sold.  MAM’s additional cash payments under these agreements totaled $860,000.

Market price protection was given by MTI under the terms of the sale of the MTI assets to HCI on April 13, 2007.  Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares on that date.  If MAM’s stock price is less than $25 on March 31, 2008, HCI is entitled to additional shares of common stock.  The 3,000 preferred shares previously converted to common shares by HCI do not have this feature.

Interest Rate and Debt Covenant Risk

MAM, TMG and MPS have financial and other covenants on their financing arrangements.  In the event of a default, the lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.

As of December 31, 2006, MAM and TMG did not meet the interest coverage ratios required by these debt covenants.  Both Bank of America and Katahdin Trust Company provided waivers for compliance with the debt covenants for the fourth quarter of 2006.  Since that time, MAM and TMG have maintained compliance with all of their debt covenants.

MAM, TMG, Maricor Properties and MPS each have interest rate risk due to variable interest rates on financing arrangements. The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with a derivative interest rate swap transaction on September 9, 2003.

Divestiture of Unregulated Segments

MAM divested its unregulated engineering services and software technology operations. The estimated loss recorded in MAM’s 2006 Form 10-K Statement of Operations and the MAM June 30, 2007, Form 10-Q was based on the estimated sales price and estimated cost of the sales process.  Management used the most reasonable assumptions available at this time to calculate the estimated loss; however, actual results could differ from these estimates.  In the third quarter of 2007, MAM recorded a reduction of the estimated loss on sales of discontinued operations of $208,000, reducing the estimated loss on sales recognized in the first nine months of 2007 to $154,000.

Professional Liability

The Maricor Group and its subsidiaries are subject to risks associated with engineering design errors and/or omissions.  The sales of TMGC assets and the closure of the TMGNE operations eliminated exposure on future projects, but MAM could still be liable for errors and omissions on past projects for several years.  The Company carries insurance to mitigate these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•	Exhibit 10(a) Severance Agreement and Release

•	Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

•	Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  November 9, 2007

/s/ Randi J. Arthurs
Randi J. Arthurs
Vice President, Accounting, Controller
& Assistant Treasurer