Form 10-K
period 2007-12-31
MAINE & MARITIMES CORP
filed 2008-03-18
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☐.
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐.    No  ☒.

Aggregate market value of the voting stock held by non-affiliates at June 30, 2007: $45,032,471.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 20, 2008.

Common Stock, $7.00 par value—1,677,862 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2007, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2007

For Glossary of Terms, see Page v

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
APP	Aroostook Partnership for Progress
Ashford	Ashford Investments, Inc.
CES	Competitive Energy Supplier
CMP	Central Maine Power Company
Cornwallis	Cornwallis Court Developments Ltd
DOE	Department of Energy
DSM	Demand-Side Management
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EPS	Earnings per Share
Evergreen	Evergreen Wind Power, LLC
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FSP	FASB Statement of Position
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Gould	Gould Electric Company
HCI	HCI Systems Assets Management, LLC
IBEW	International Brotherhood of Electrical Workers
ISFSI	Independent Spent Fuel Storage Installation
ISO-NE	ISO-New England
kV	Kilovolt
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPC	Maine Power Connection
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MTI	Maricor Technologies, Inc.
MWH	Megawatt hour
NOI	Notice of Inquiry
NPPBC	Net Periodic Postretirement Benefit Cost
NPPC	Net Periodic Pension Cost
NRC	Nuclear Regulatory Commission
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Pace	Pace Engineering Limited
PBO	Projected Benefit Obligation
PCB	Poly Chlorinated Bi-phenol
RES	RES Engineering, Inc.
ROE	Return on Equity

SAB	SEC Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and distribution
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
VEBA	Voluntary Employee Benefit Association
WPS	WPS Resources Corporation, now known as Integrys
WPS-PDI	WPS-Power Development, Inc.
WS	Wheelabrator-Sherman

v

PART I

Item 1.	Business

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company (“MPS”) common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.” MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary;

3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary; and

4.	The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”), TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”), all of which are classified as discontinued operations.

MAM is also a 50% owner of Maricor Properties Ltd (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”).

Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM. Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007. The activity of MTI through dissolution of the company is reported in discontinued operations.

MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments, Inc. (“Ashford”). As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

Maine & Maritimes Corporation and Subsidiaries

Shading	indicates continuing operations.

(1)	Inactive companies.

(2)	Companies classified as discontinued operations in these financial statements

(3)	Equity investments.

General Descriptions of the Parent Company and its Subsidiaries:

Continuing Operations:

•

Maine & Maritimes Corporation is a holding company incorporated in the State of Maine, and is the ultimate parent company for all business segments. MAM maintains investments in a regulated electric transmission and distribution utility and an unregulated utility services company, both operating within the State of Maine and classified for financial reporting purposes as continuing operations. MAM also had investments in mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management and energy efficiency companies within the United States and Canada, and a facilities asset lifecycle management and sustainability software development company in the United States. As of December 31, 2006, these operations were reclassified for financial reporting purposes to discontinued operations. MAM is headquartered in Presque Isle, Maine.

•

Maine Public Service Company is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine. Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS’s service territory have been purchasing energy from suppliers other than MPS. This energy comes from Competitive Electricity Suppliers (“CES”) or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service (“SOS”) provider. SOS providers are determined through a bid process conducted by the Maine Public Utilities Commission (“MPUC”). MPS provides the transportation through its transmission and distribution wires infrastructure. Its service area covers approximately 3,600 square miles, with a population of 73,000. The utility is regulated by the Federal Energy Regulatory Commission (“FERC”) and the MPUC. MPS is headquartered in Presque Isle, Maine.

MPS was originally incorporated in the United States as the Gould Electric Company (“Gould”) in April 1917, by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine & New Brunswick Electrical Power Company, Ltd., a Canadian company. Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS. Me&NB was primarily a hydro-electric generating company. It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc. (“WPS-PDI”), a subsidiary of WPS Resources Corporation (“WPS”), now known as Integrys.

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

The economy of MPS’s service area, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces. The growing of broccoli has added diversity to the region’s agricultural economic base. Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasing role in the area’s economy. The medical industry also represents a positive and growing economic force within the region, serving as a leading employer and job creation sector. Additionally, a 42 megawatt wind farm was commissioned during 2006 in Mars Hill, Maine. However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses, particularly among the service area’s youth and young adults. Attracting new businesses and jobs to northern Maine in an effort to reverse outward migration trends appears to be a continuing challenge for the area’s leaders and businesses, including MPS.

To combat the economic challenges in its service area, MPS participates in a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission. Managed by a private-sector investors’ council, MPS and its staff are helping to execute an economic development program. The efforts of Aroostook Partnership for Progress (“APP”) are intended to increase the area’s emphasis on economic development through improved focus on and funding for economic development.

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

MPS is subject to certain environmental standards and regulations. One of the larger environmental initiatives impacting MPS is the poly chlorinated bi-phenol (“PCB”) mitigation effort. In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The impact of this program is described further in Item 2, “Properties,” of this Form 10-K.

•

Maine & New Brunswick Electrical Power Company, Ltd., is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets. Me&NB was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.

•

MAM Utility Services Group is a newly-formed wholly-owned subsidiary of MAM. MAM USG was incorporated in the State of Maine on September 27, 2007. The purpose of MAM USG is to provide utility-related services to clients on projects that MPS could not or would not be required to provide under State and Federal regulations. This includes transmission line and substation design and build services for generator projects outside the MPS service territory and contract work within MPS’s territory that MPS is not required to provide. MAM USG will focus on areas such as transmission infrastructure to support renewable generation, utility asset maintenance contracts and other utility-related services. In compliance with the MPUC’s Rules and its Reorganization Order in Docket 2002-676, these services must be provided under a separate subsidiary. MAM USG is in the business development stage and currently has no employees.

Equity Investments

•

Maricor Properties Ltd is a Canadian real estate development, redevelopment and investment company. It develops or invests in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts. Maricor Properties Ltd was organized on May 28, 2004, in Halifax, Nova Scotia, Canada. On June 30, 2006, Maricor Properties issued stock to Ashford Investments, Inc. (“Ashford”), resulting in 50% ownership for both MAM and Ashford. Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM. Ashford is an Atlantic Canadian real estate development, investment and management firm, which provides management services to Maricor Properties and its subsidiaries. As part of the corporate strategy, MAM is seeking to divest its 50% share of Maricor Properties during 2008.

•

Cornwallis Court Developments Ltd. is a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005. Cornwallis owns and operates the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

•	MAM was also an equal partner in Maricor Ashford Ltd, a joint venture with Ashford. Maricor Ashford was a real estate development and redevelopment company based in Moncton, New

Brunswick, Canada. Since August 2006, this joint venture has been inactive. On September 12, 2007, MAM sold its 50% share of Maricor Ashford to Ashford.

Discontinued Operations

•

The Maricor Group was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services. TMG operated primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and was headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia. MAM divested its TMG operations as part of an overall shift in strategy described more fully in Item 7, “Management’s Discussion and Analysis.” The legal entities of TMG, TMGNE and TMGC are expected to be dissolved upon sale of Mecel Properties.

•

The Maricor Group New England, Inc. was the New England subsidiary of The Maricor Group offering its parent company’s defined services primarily within New England, particularly the Commonwealth of Massachusetts with an office in Boston, Massachusetts. TMGNE, formerly RES Engineering, Inc. (“RES”), was acquired by TMG on June 15, 2004. TMGNE operations ceased on August 31, 2007.

•

The Maricor Group, Canada Ltd was the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, TMGC maintained offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia. TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consulting Engineers (“Eastcan”), on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers (“M&R”). On May 12, 2006, TMGC acquired the assets of Pace Electrical Engineering (“Pace”), an electrical engineering firm based in Moncton. All of these companies were operating divisions of TMGC, and were divested in June 2007.

•

TMGC is also the parent company of Mecel Properties Ltd. Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owns the office building that housed the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd. It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC. Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the provision that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date. On September 12, 2007, in order to fulfill this requirement, TMGC acquired Mecel. TMGC is seeking to divest its ownership of Mecel during the first half of 2008.

•

Maricor Technologies, Inc., formed on February 14, 2005, developed information technology and software products for sustainable governance of facilities, infrastructure and buildings. MAM divested its MTI operations on April 13, 2007, as part of an overall change in strategy described in Item 7, “Management’s Discussion and Analysis.” The legal entity of MTI was dissolved on June 28, 2007.

•

Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity. EA formerly competed for electric supply customers within the northern and southern regions of the State of Maine as a CES from March 1, 2000, through February 28, 2004, and also provided the standard offer supply for Central Maine Power Company’s (“CMP’s”) territory from March 1, 2000, through February 28, 2002, and 20% of the medium non-residential SOS in MPS’s territory from March 1, 2000, through February 28, 2001.

Employees

At the end of 2007, the Company and its subsidiaries had the following number of employees:

	Employees
	2007	2006
Maine Public Service Company	131	135
The Maricor Group	—	77
Maricor Technologies, Inc.	—	6

Total	131	218

The Company’s consolidated payroll costs were $10.5 million for 2007 and $13.0 million for 2006. Payroll for continuing operations was $7.8 million in both 2007 and 2006. Changes to payroll costs of continuing operations were normal pay increases for the year, offset by the savings from positions eliminated in 2006. Payroll for discontinued operations decreased from $5.2 million in 2006 to $2.7 million in 2007, due to the sale of assets and closure of MTI in April, the sale of assets of TMGC in June and the closure of the TMGNE office in August. We anticipate no payroll expenses for the discontinued operations in 2008.

Approximately 37% of MPS’s labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. This agreement was amended October 25, 2006, to reflect the freeze on future salary and service accruals in the Company’s Pension Plan and the related increase to the employer’s 401(k) contribution. There were no amendments to the agreement in 2007.

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

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”). MEPCO owns and operates a 345-kV (kilovolt) transmission line approximately 180 miles long, which connects the New Brunswick Power (“NB Power”) system with the New England Power Pool (“NEPOOL”).

Financial Information about Geographic Areas

See Note 4 to the attached financial statements.

Financial Information about Segments

See Note 4 to the attached financial statements.

Competitive Conditions

See Item 1a. below.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains an Internet site containing such reports at www.maineandmaritimes.com. All such reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be downloaded from such site without charge. Also listed at the Company’s site under Investor Relations, Corporate Governance, is the Code of Business Conduct and Ethics, as well as the Company’s policy regarding Insider Trading and Dissemination of Inside Information.

Item 1a.	Risk Factors

As with all companies, MAM is exposed to certain risk factors as a result of its operations. Management has identified the following key risk factors for the Company’s continuing operations and specific risks remaining for the discontinued operations.

Risk Factors Associated with Continuing Operations

Legislation and Regulation

MPS is a regulated utility, operating its distribution activity under the jurisdiction of the Maine Public Utilities Commission and transmission activity under the jurisdiction of the Federal Energy Regulatory Commission. The MPUC and FERC regulate the rates MPS is allowed to charge its customers. This includes determination of our allowed rate of return and rate structure, construction and operation of facilities, approval of depreciation and amortization rates and recovery of certain incremental costs, such as storm damage. The timing of rate changes and the results of regulatory proceedings could materially impact our results.

MPS adjusts its transmission rates annually; the last change was on July 1, 2007. MPS was involved in rate cases in 2006 for each of its rates: distribution rates under MPUC Docket No. 2006-024, establishment of the 2006 transmission rates under FERC Docket No. ER00-1053, and recovery of stranded costs for the period from January 1, 2007, through December 31, 2009, under MPUC Docket No. 2006-506. The only rates anticipated to change in 2008 are the transmission rates, which will be determined based on the formula established in FERC Docket No. ER00-1503. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time.

MPS is also subject to local regulations, which may impact the location of our transmission and distribution facilities, and our ability to make repairs and upgrades to our facilities.

Other changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively. Such changes could include tax rates changes or environmental or workplace law changes.

Construction of New Transmission Facilities

MPS, working with CMP, is seeking to develop a 345 kV transmission line to connect northern Maine to the ISO-New England (“ISO-NE”) control area, together with related system upgrades. MPS expects this line, if built, will increase reliability and competition and meet new load growth requirements from potential renewable generation projects. This project is being undertaken coincident with an on-going system impact study at ISO-NE, which was triggered by interconnection requests in connection with proposed new generation projects. Local, state and federal regulatory approvals and permits are required for this project. We may or may not be able to obtain the approvals required for this proposed transmission project. Other factors, such as cost and availability of materials, labor and subcontractors may increase the cost of the project or delay its completion.

The Company has submitted notice to ISO-NE that, subject to certain conditions, it will seek to become a member of ISO-NE. Among the conditions is the requirement that the cost of the transmission project be included in the ISO-NE regional transmission rates. The Company cannot predict the outcome of this request, and it is possible that the conditions necessary for membership will not be met.

Finally, the Company will be seeking financing for this project. Financing risks, including the type, cost and availability of financing, are also risks in the development of this line.

Development of MAM Utility Services Group

MAM USG was formed on September 27, 2007. We perceive a high demand for the services MAM USG offers; however, the Company operates in a competitive market, and does not have an exclusive franchise. Competition for contracts comes from other engineering firms and utility construction contractors, and is a risk associated with the development of this business. While there is a potential risk of not developing a sufficient client base, the initial cost should be low because of MAM USG’s ability to develop this business line without a significant initial capital investment.

There are also risks when MAM USG secures contracts. Such risks include inaccuracy of cost estimates on fixed rate projects, risks from the use of subcontractors, collections risk, completion of construction risk and professional liability for engineering services. These risks are mitigated by Management’s experience with estimating utility engineering and construction costs, the negotiation of contracts, and professional liability insurance coverage.

Attraction and Retention of Qualified Employees

MPS and MAM USG are heavily dependent on the attraction and retention of qualified employees, including engineers and electricians. MAM maintains competitive wage and benefits packages for its employees, as well as certain third-party contractor arrangements to mitigate this risk. Inability to access enough qualified employees could result in deterioration of MPS’s service quality and MAM USG’s ability to compete in the marketplace.

Economy of the Region and General Economic Conditions

MPS operations are restricted to a territory in Aroostook County and northern Penobscot County, Maine. Our business follows the economy of the region we serve. During 2007, as energy supply rates increased, MPS experienced an increase in the number of disconnection notices to customers and payment arrangements for overdue bills. With the rise in heating costs this winter, we are anticipating potentially slower collections or an increase in uncollectible accounts during 2008. MPS has adjusted its reserve for uncollectible accounts based on the current indicators, and we will continue to closely monitor collection rates.

Limited population growth and economic expansion in the region could also negatively impact the utility’s ability to maintain their customer base. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS’s service area. Temporary plant shutdowns and slow economic growth can reduce our earnings. MPS participates in APP, a public/private partnership for economic progress. The efforts of APP are intended to increase the area’s emphasis on economic development.

Competitive Conditions

Except for consumers served by municipal electric utilities within MPS’s service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory. MPS has little exposure to risk from competition.

MAM USG operates in competitive markets and does not have an exclusive franchise. Competition for contracts comes from local and regional electrical engineering firms.

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

Holding Company Structure

MAM is a holding company whose main assets are its investments in its subsidiaries, particularly MPS. The Company’s ability to pay dividends on common stock and satisfy required principal and interest payments on outstanding debt obligations is dependent on dividends from subsidiaries. There are regulatory restrictions on the amount of dividends MPS is allowed to pay MAM, particularly a provision limiting these dividends to 100% of the two-year rolling average of MPS’s net income. However, this limitation does not apply to the stranded cost free cash flows.

Interest Rate and Debt Covenant Risk

MAM, TMG and MPS have financial and other covenants on their financing arrangements. In the event of a default, the lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements. The Company was in compliance with all debt covenants as of December 31, 2007.

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

Pension Plan Investments

The MPS Pension Plan assets are invested in equity and fixed income investments. Changes in the stock market and accounting standards can materially impact MPS’s obligations under this plan, including the Plan’s impact on expense and cash flows. The Company has partly mitigated its risk through the freeze of future salary and service accruals under the Company’s Pension Plan, which went into effect on December 31, 2006.

Information Technology

Problems with computers and technology could result in billing errors or unintentional release of confidential consumer information. MAM goes to significant lengths to test its systems and protect against such events; however, the Company cannot warrant that such risks do not exist.

Environmental Risks

MAM, and particularly MPS, bear environmental risks associated with the former ownership of nuclear, diesel and oil-fired generation, as well as the ownership of transformers containing Poly Chlorinated Bi-phenols (“PCB’s”). Further, MPS has potential risks concerning claims related to electro-magnetic fields. While the Company takes significant steps to ensure prudent environmental practices, it cannot assure that risks do not exist from past or future environmental practices. Additionally, while the Company does not believe electro-magnetic fields represent a danger, particularly due to its lack of ownership of bulk transmission, it cannot warrant that claims could not be filed.

Aging Infrastructure and Reliability

MPS has risks associated with aging infrastructure assets that may, in some instances, be beyond the useful life of the asset. The failure of such assets could result in the loss of power, which could result in harm to property or person, increased expenses and/or a reduction in revenue. MPS works diligently through on-site inspection and testing programs to ensure the integrity of its infrastructure, but cannot warrant that outages will not occur due to the age of some infrastructure. MPS does maintain substantial back-up equipment and the capability to repair or rebuild such assets in a timely manner, including the maintenance of mobile transformers. MPS also increased its capital expenditures in 2007 and its budgeted capital investments in 2008 to address this risk.

Weather

MPS’s electric wires infrastructure is at risk to natural phenomena, especially those caused by the weather. Storms, such as ice storms and major winter snow storms, may have an impact on the integrity of MPS’s infrastructure assets in the field, requiring incremental maintenance expense or loss of potential earnings due to outages.

Vandalism, Terrorism and Other Illegal Acts

MPS is subject to the risks of damage to others’ properties or human harm due to the failure of infrastructure. While MPS exercises diligent asset management and asset inspections, it cannot warrant that such risks can be fully eliminated. MPS and its electric wires and information technology infrastructure are also particularly at risk for vandalism and acts of terrorism. While the Company takes steps to protect against such illegal acts through various risk insurance policies and other protective measures, including restricting access to assets, it cannot warrant that they will not happen.

This risk also applies to certain third-party generation and other electrical facilities. As a transmission and distribution company, MPS is allowed to charge ratepayers for only the use of its lines and other T&D facilities. This rate is based largely on energy consumption. The energy is supplied by an SOS or CES. The energy supplier facilities are subject to the same sort of risks as MPS facilities, including extreme weather conditions, breakdowns, acts of terrorism and other occurrences that could impact the availability of supply, and, in turn, MPS’s revenue.

Alternative Generation Options

MPS does face technology and product substitution risks associated with the evolution of distributed generation, non-utility generation, and other alternative fuel forms. The primary risk in this area is non-utility generation, with which the utility has successfully competed to date. However, as electric commodity prices increase, the viability of alternative fuel from non-utility generation may become more practical. Such projects could result in reduced usage of MPS’s delivery system.

Discontinued and Real Estate Operations

These risks are specific to the discontinued unregulated engineering, real estate and software subsidiaries.

Professional Liability

TMG and its subsidiaries are subject to risks associated with engineering design errors and/or omissions. As noted above, MAM USG provides construction, engineering and design services in connection with electric generation infrastructure projects, and, therefore, is subject to similar risks. The sales of TMGC assets and the closure of TMGNE operations eliminated exposure on future projects, but MAM could still be liable for errors and omissions on past projects for several years. The Company carries insurance to mitigate these risks.

Final Settlement of Remaining Obligations

There are certain liabilities which remain from either the operations or sales and closures of the unregulated engineering and software companies. MAM has estimated these remaining obligations and accrued for known liabilities, such as the lease of office space formerly used by TMGNE in Hudson, Massachusetts, the remaining two payments to the former Pace principals and insurance deductibles for expected claims. These accruals reflect the best information available at the time of filing; however, actual results may vary materially from our estimates.

Divestiture of Unregulated Real Estate

MAM intends to divest its unregulated real estate investments. This process involves many risks, including, but not limited to, identification of suitable purchasers, completion of due diligence and negotiation of the terms of the sale. At this time, no material gain or loss is anticipated on the sale of these investments. However, actual results could vary.

Equity Price Risk

Market price protection was given by MTI under the terms of the sale of the MTI assets to HCI Systems Assets Management, LLC (“HCI”) on April 13, 2007. Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares on that date. If MAM’s stock price is less than $25 on March 31, 2008, HCI is entitled to additional shares of common stock. The 3,000 preferred shares previously converted to common shares by HCI do not have this feature.

Foreign Operations

Mecel Properties and Maricor Properties, including its subsidiary Cornwallis, operate in Canada. There are a number of risks associated with operations outside of the United States, including differences in laws, policies and measures; regulatory requirements affecting trade and investment; differences in social, political, labor, and economic conditions, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences.

Item 2.	Properties

As of December 31, 2007, MPS owned approximately 380 circuit miles of transmission lines and approximately 1,791 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over a ten-year period. In 2008, MPS began its eighth year of this ten-year program. The cost of testing the transformers is expensed as incurred; replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the ten-year program is estimated to be $3.0 million and, as of December 31, 2007, $2.3 million has been spent to remediate approximately 61% of the transformers in this effort.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation,” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS recognized an asset retirement obligation associated of $699,000 with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Item 3.	Legal Proceedings

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc.,(“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC (“Evergreen”), brought suit against MPS, UPC Wind Management LLC, and Evergreen, (collectively “Defendants”) in the United States District Court District of Maine, located in Bangor, Maine, seeking collection of approximately $228,000 it claimed was still owed for a 30/40/50 MVA Transformer (the “Transformer”) which MPS had purchased on behalf of Evergreen. On November 8, 2007, Surplec and the Defendants reached a settlement agreement in this matter, under which all claims were dismissed with prejudice and MPS remitted the remaining $219,000 owed on the Transformer. Accordingly, MPS incurred no liability associated with the claims, except sharing equally with Evergreen the nominal cost of transportation and inspection expenses associated with returning the Transformer to Surplec for refurbishment.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business. The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating, or having an interest in electric generation facilities, load management activities or demand-side management activities. The Resolve required that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008. The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve. MPS actively participated in the NOI process. On January 15, 2008, the MPUC issued its Report to the Legislature, recommending that the Restructuring Act not be changed at this time.

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

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis. At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and CMP, pursuant to Section II 46-48 of the ISO New England (“ISO-NE”) OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO operated transmission system. The preliminary study results indicate economic and reliability benefits would accrue to Maine, as well as the entire New England region, as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP have begun preparations to file for approval of the new line with the MPUC during 2008. Coincident with this effort, on February 26, 2008, MPS conditionally requested ISO’s consent to MPS becoming a member of ISO-NE, more specifically an Additional Participating Transmission Owner as set forth in Section 11.05 of the Transmission Operating Agreement. The request was conditioned on a number of significant factors and necessary approvals, including (a) that the costs of new line and portions of MPS’s existing transmission system be included in New England regional rates in a manner that northern Maine consumers will obtain economic benefits from joining ISO-NE that outweigh the costs to them; (b) that the new line be constructed, energized and included in the ISO-NE Regional Network Service (“RNS”) transmission rate; and (c) that the MPUC grant a Certificate of Public Convenience and Necessity for the project and concur with MPS becoming an Additional Participating Transmission Owner. MPS cannot predict the outcome of this effort.

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

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the MPUC on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million, effective July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below. The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective July 15, 2006.

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

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the MPUC, the new transmission rates for retail customers were put into retail rates on July 15, 2006, to coincide with MPS’s distribution rate increase. These rates were approved by the MPUC on July 5, 2006. Per this filing, the DSM mil rate was increased by 20%, or approximately $111,000, and the retail transmission rate was decreased by 13.43%, or approximately $534,000.

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS proposed that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006, and the Stipulation was approved by the Commission on November 30, 2006, with no impact on rates for the period beginning January 1, 2007, and ending December 31, 2009. The Stipulation also included an annual provision to reconcile actual sales volume to the projections made by MPS. This provision increased revenue approximately $91,000 during 2007.

Federal Energy Regulatory Commission 2006 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2006, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2006 OATT”) to modify its transmission rate formula. MPS filed its updated rates under the 2006 OATT formula on June 15, 2006, pursuant to Docket ER00-1053, with an effective date of June 1, 2006, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was decreased by approximately $534,000 on July 15, 2006, under the 2006 OATT. This represented a 13.43% decrease to the transmission component of retail delivery rates. The primary reasons for the decrease were a shift in costs between transmission and distribution and the settlement of the 2005 Open Access Transmission Tariff through rates, as described more fully below.

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006. The significant elements of the settlement included a 10.5% return on equity (“ROE”) on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and an Oracle allocation consistent with the distribution rate case. This settlement was approved on February 8, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the AMEX under the symbol “MAM”. As of March 1, 2008, there were 616 holders of record of the Company’s common stock, with 1,677,862 shares outstanding. As of December 31, 2006, the number of outstanding shares was 1,638,379.

Dividend data and market price related to the common stock are tabulated as follows for 2007 and 2006:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2007
First Quarter	$19.25	$15.20	$—	$—
Second Quarter	$29.20	$18.70	—	—
Third Quarter	$32.00	$22.03	—	—
Fourth Quarter	$39.99	$27.08	—	—

Total Dividends			$—	$—

2006
First Quarter	$17.86	$13.75	$—	$—
Second Quarter	$16.29	$13.65	—	—
Third Quarter	$19.50	$15.00	—	—
Fourth Quarter	$17.22	$14.15	—	—

Total Dividends			$—	$—

Any dividends declared within the quarter are paid on the first day of the next quarter.

The financial and cash flow performance of the Company resulted in no shareholder dividends during 2006 or 2007 and suspension of the Company’s previous dividend policy. Although the Company cannot definitively predict when it will resume paying dividends quarterly, with the improvement in cash flows during 2007, the increase in consolidated earnings and the repayment of the debt associated with the discontinued operations, the Company will likely be in a position to reinstitute a dividend to common shareholders toward the end of 2008 or early in 2009.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,932	$30.28	151,219
Equity compensation plan not approved by security holders	—	n/a	—

Total	3,932		151,219

The Company maintains two equity compensation plans. The 2002 Stock Option Plan included 150,000 shares available for issuance. Of this total, 26,250 shares were issued through June 1, 2006. With the resignation of the former CEO in August 2006, 15,750 of these options were forfeited. Three months after this resignation, in November 2006, an additional 6,568 options expired, leaving 3,932 options remaining outstanding, and 146,068 remaining available for issuance. These options will remain outstanding for their respective ten-year terms, with 1,966 expiring on May 31, 2012, and the remaining 1,966 expiring on May 31, 2013. See Note 9, “Stock Compensation Plan,” in Item 8 for more information on these stock options.

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 14,849 shares have been issued, with 5,151 remaining available for issuance.

In addition to the Stock Plan for Outside Directors, the directors’ fees can be paid in any combination of three forms. Directors can choose to receive their fees in cash or defer all or a portion of the fees in two deferral programs. The first provides a return equal to the 5-year Treasury Note rate. The second deferral program is tied to the performance of the Company’s stock. Under this program, the deferred directors’ fees for the quarter are converted to a number of shares of stock for tracking purposes, and the value of the previous deferrals is adjusted to reflect the stock price as of the end of the quarter. Under this program, the equivalent of 31,318 shares was held by directors as of December 31, 2007. The unfunded obligation for these deferred fees of $1.1 million is reported in the Consolidated Balance Sheets within the line “Miscellaneous Liabilities.”

Sale of Unregistered Securities

In February 2005, MAM issued 9,500 shares of preferred stock in conjunction with the acquisition of software previously owned by MTI. These securities were issued to HCI Systems Asset Management, LLC. No underwriter was used in this transaction. The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. In February 2007, 3,000 shares of preferred stock were converted into 12,078 shares of common stock. The remaining 6,500 preferred shares were converted into 26,000 shares of common stock in April 2007. If the price of MAM’s stock is below $25 as of March 31, 2008, additional common shares will be issued.

Company Purchases of Equity Securities

As mentioned previously, the Company established a stock repurchase program in January 2005 as part of the Dividend Policy announced when the January 3, 2005, dividend was declared. Execution of the share repurchase program will be based on market conditions and is subject to the MAM cash position and investment opportunities. There were no stock repurchases by the Company during 2007 or 2006.

Stock Performance Graph

The following graph compares Maine & Maritimes Corporation’s cumulative stockholder return since December 31, 2002, with the Peer Group index, comprised of the AMEX Composite and S&P Utility Index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2002.

	12/02	12/03	12/04	12/05	12/06	12/07
Maine & Maritimes Corporation	100.00	114.83	90.27	54.75	53.66	117.53
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
S&P Utilities	100.00	126.26	156.91	183.34	221.82	264.81

Item 6.	Selected Financial Data

A five-year summary of selected financial data (2003 through 2007) is as follows:

Five-Year Summary of Selected Financial Data

(The information in the table and its footnotes is presented in thousands of dollars except per share amounts)

	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$37,520	$35,601	$34,299	$33,733	$31,739
Income From Continuing Operations	2,625	667	941	2,279	2,937
Loss From Discontinued Operations	(993)	(6,588)	(1,161)	(961)	(131)

Net Income (Loss) Available for Common Stock	$1,632	$(5,921)	$(220)	$1,318	$2,806

Basic Earnings Per Share of Common Stock From Continuing Operations	$1.57	$0.41	$0.58	$1.42	$1.86
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.59)	(4.03)	(0.71)	(0.60)	(0.08)

Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.98	$(3.62)	$(0.13)	$0.82	$1.78

Diluted Earnings Per Share of Common Stock From Continuing Operations	$1.57	$0.41	$0.58	$1.40	$1.85
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.59)	(4.03)	(0.71)	(0.60)	(0.08)

Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.98	$(3.62)	$(0.13)	$0.80	$1.77

Dividends Paid per Common Share	$—	$—	$0.95	$1.52	$1.48

Balance Sheet Data:
Total Assets(1)	$135,625	$148,314	$151,303	$150,676	$141,269

Capitalization:
Long-Term Debt Outstanding	$31,590	$32,725	$35,155	$39,380	$30,680
Less amount due within one year	4,163	2,703	2,612	2,225	1,450

Long-Term Debt(2)	27,427	30,022	32,543	37,155	29,230
Common Shareholders’ Equity(3)	42,941	41,527	47,785	48,140	46,988

Total Capitalization	$70,368	$71,549	$80,328	$85,295	$76,218

See Item 1a “Risk Factors” and Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company’s future financial condition or results of operations.

(1)	Total assets reflect assets from Discontinued Operations of $755 for 2007, $8,973 for 2006, $14,015 for 2005, $8,871 for 2004, and $962 for 2003.

(2)	Long-term debt reflects long-term debt owed by Discontinued Operations of $0 for 2007, $2,182 in 2006 and $2,200 in 2005 and 2004. The amount due within one year for 2006 includes $18 owed by Discontinued Operations.

(3)	Common Shareholders’ Equity reflects (deficit) equity from Discontinued Operations of $(4,966) for 2007, $(4,127) for 2006, $676 for 2005, $1,062 for 2004, and $1,691 for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives. These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements. We use words such as “anticipate,” “estimate,” “predict,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results will differ, and some of the differences may be material.

Factors that could cause actual results to differ materially from our projections include, among other matters, legislation and regulation; construction of new transmission facilities; development of MAM USG; attraction and retention of qualified employees; economy of the region and general economic conditions; competitive conditions; holding company structures; interest rate and debt covenant risk; pension plan investments; information technology; environmental risks; aging infrastructure and reliability; weather; vandalism, terrorism and other illegal acts; alternative generation options; professional liability; final settlement of remaining obligations of discontinued operations; divestiture of unregulated real estate; equity price risk; and foreign operations. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Annual Performance Summary

In last year’s Form 10-K, we stated that 2007 “was a pivotal year for Management and the Board of Directors”. That proved to be true. During the year, we successfully implemented our change in strategy by divesting our unregulated and unprofitable business lines, shown below as Discontinued Operations, and embraced a strategy of performing utility and utility-related services. The success of this simple yet profound shift is evident in our financial performance for the year.

Net Income and Earnings per Share

(Dollars in Thousands Except per Share Amounts)	2007	2006	2005
Income (Loss) from Continuing Operations
Regulated Electric Utility	$3,732	$2,129	$2,264
Other*	(1,107)	(1,462)	(1,323)

Income from Continuing Operations	2,625	667	941

Loss (Income) from Discontinued Operations
Unregulated Engineering Services	(746)	(5,293)	(847)
Unregulated Software Technology	(247)	(1,297)	(318)
Unregulated Energy Marketing	—	1	(1)
Other*	—	1	5

Loss from Discontinued Operations	(993)	(6,588)	(1,161)

Net Income (Loss)	$1,632	$(5,921)	$(220)

Basic Income (Loss) Per Share	$0.98	$(3.62)	$(0.13)

*	The “Other” line in Continuing Operations includes activities of the holding company (including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility), MAM Utility Services Group and inter-company eliminations. “Other” in Discontinued Operations is inter-company eliminations.

Our total revenues increased while our operating expenses decreased due to meeting our objectives of streamlining operations and lowering corporate overhead costs. The end result was a dramatic increase in our 2007 Operating Income over 2006 and 2005. We worked on lowering our overall debt balances, which reduced net interest expenses by nearly 11%. In 2007, income from Continuing Operations was approximately four times greater than 2006 and almost three times greater than 2005. The “bottom line” is a dramatic improvement in our Net Income Available to Shareholders, which produced consolidated net income of $1.6 million in 2007, compared with a significant loss in 2006.

This transformation led to a striking improvement in our stock price, which increased more than two and a half times during the year, ending calendar year 2006 at $15.18 per share and reaching a high closing price of $39.99 on December 12, 2007. This price was an eighteen-year high for the Company, and nearly an all-time high. This trend dramatically increased our average volume of shares and attracted a number of new investors.

Overview of Company Strategy

While we celebrate our successes of 2007, we are not content with just this progress. It is of critical importance that we operate efficiently and continue to pursue investments to further enhance the Company’s performance and the future interests of our shareholders. To that end, our strategy focuses on two key areas:

1.	Efficiently managing and maximizing our regulated utility operations, and

2.	Utilizing our core management competencies to pursue other unregulated opportunities in utility-related services.

Utility Operations

Maine Public Service Company, our regulated electric transmission and distribution utility, has been serving customers in our territory since incorporating in 1917. For the past 90 years, it has been our objective to provide our customers with safe, reliable and competitively-priced electricity service.

MPS remains focused on managing and investing in our utility asset infrastructure. MPS made substantial investments in our core electrical system, and anticipates maintaining this level of investment over the next few years. Capital expenditures for 2007 were approximately $6.2 million. For 2008 through 2012, capital expenditures are expected to be approximately $7 million per year, with each year’s capital budget being reviewed and approved by our Board. These capital expenditures are relatively large compared to past years as a result of matching our strong cash flows during the next four years from our regulatory asset stranded cost collections with our capital improvement plans. The investments in these assets will help provide regulated returns to our shareholders during their useful life, assuming favorable regulatory treatment.

Our valued employees at MPS take pride in providing quality customer service while seeking opportunities to improve efficiencies. These efficiencies include implementing automated meter reading for the majority of our customers as well as automating our electrical equipment to protect against system damage, improving response to power outages, and lowering overall costs by performing functions electronically instead of traveling to remote locations.

While we are optimistic about the future for MPS, we recognize that our utility has challenges similar to other small geographically remote utilities, as well as some challenges unique to our Company. These challenges include, but are not limited to:

•	Relatively slow customer growth, approximating 1% per year,

•	Low customer densities,

•	Currently connected electrically to Canada, not the United States,

•	Slow economic growth within our region,

•	Difficulty in attracting and retaining quality employees due to our geographic location,

•	Rapidly amortizing regulatory assets,

•	Aging infrastructure,

•	Climate and weather conditions in our service territory, and

•	Federal and State regulations.

Even with these challenges, we believe we can be successful in providing a quality return to our shareholders. By aggressively managing our regulated assets and providing high quality customer service, we believe we can continue to provide our customers with safe, reliable and competitively priced transmission and distribution service while providing a competitive regulated rate of return for our shareholders.

To offset some of these challenges, MPS is pursuing the development of a large transmission line, which would connect our service territory to the New England electrical grid. The construction of this transmission line, known as the Maine Power Connection (“MPC”), is being jointly pursued by MPS and Central Maine Power Company, the largest electric utility in the State of Maine. Coincident with potential development of this line is the siting of additional electricity generation within and adjacent to our service territory. This confluence of factors could have several benefits to MPS including:

•	Increasing transmission revenues from use of the line by electricity generators,

•	Increasing MPS’s asset base,

•	Enhancing the competitive electricity market in Northern Maine,

•	Attracting potential economic development to our region in the form of new industrial, commercial, and residential customers,

•	Providing a unique conduit for generators in Canada to potentially ship their product to the southern New England market where electricity supply is needed,

•	Providing a larger scale of transmission users which may stabilize or reduce rates for current transmission customers,

•	Enhancing electric system stability and security for existing customers,

•	Connecting much needed “green power” such as wind, and other renewable electricity producing resources to enhance the power mix for the New England grid, and

•	Providing MPS’s sister company, MAM USG, with additional opportunities to provide shareholder returns.

This MPC project is being undertaken simultaneously with an on-going system impact study at ISO-NE, which was triggered by interconnection requests in connection with proposed wind generation projects. The Company has submitted notice to ISO-NE that, subject to certain conditions, it seeks to become a member of ISO-NE. Among the conditions is the requirement that the cost of the transmission project be included in the ISO-NE regional transmission rates. The Company cannot predict the outcome of this request, and it is possible that the conditions necessary for membership will not be met. It is also possible that MPS will seek to have all or a portion of the MPC project costs covered by the parties requesting interconnection pursuant to its Large Generation Interconnection Agreement and tariff.

Unregulated Services

A key component of our new strategy is to provide complementary services to our regulated utility operations by leveraging our core competencies. We formed an unregulated subsidiary in September 2007 to pursue these initiatives. This subsidiary, MAM Utility Services Group, will provide electrical contracting, engineering, planning, procurement, and project management services to developers, generators, and others in the private and public sectors. MAM USG is currently in the process of negotiating contracts to provide these services.

While this subsidiary is in its early developmental stages, we believe that it offers a growth component for our shareholders in addition to the stable annuity provided by the regulated utility.

Discontinued Operations

We consider our accomplishments during 2007 in divesting our discontinued operations to be a significant success. Our prioritized efforts to divest the unregulated software technology, engineering and real estate companies were largely completed during the year. As of December 31, 2007, the only assets remaining from our prior strategy (diversifying into a broader range of businesses) is limited to the ownership of Mecel Properties and one share (50%) of Maricor Properties. We are working diligently to divest these remaining investments, and anticipate completion of these sales by the end of 2008.

Dividend Policy

With the improvement in our cash flows during 2007, the increase in consolidated earnings, and the related pay-down of total debt, the Company will likely be in a position to reinstitute a dividend to common shareholders toward the end of 2008 or early in 2009. Cash priorities for 2008, as discussed by Management and the Board, are as follows:

1.	Investment in MAM USG projects that provide adequate returns for shareholders (generally defined to be at or above average regulated rates of return);

2.	Repayment of remaining unregulated debt related to previous strategy (approximately $3.7 million at December 31, 2007); and

3.	Re-establishment of a dividend to common shareholders, when fiscally prudent and adequate cash flows are available after consideration of all cash priorities noted above.

Similar to the dividend policy stated in the 2006 Form 10-K, dividends are subject to declaration by the Board, which establishes the amount of each quarterly Common Stock dividend and fixes the record and payment dates. Common Stock dividends, when declared, are generally paid on the first day of January, April, July, and October. Our prior dividend was suspended in 2005 after 78 consecutive quarters of paying a dividend.

Cash Flows

In 2008, we expect cash flows provided by operating activities will come from MPS, the regulated electric transmission and distribution utility, as well as MAM USG, the electrical service provider to developers, generators, and others in the private and public sectors.

Cash flows at MPS will remain higher than our net income would indicate, due to the collection of previously deferred regulatory assets being collected. These cash flows are “stranded cost free cash flows.” The largest regulatory asset is deferred fuel, which is expected to be collected through 2012. This asset represents past cash expenditures that will be amortized as collected in rates over time. Therefore, while the portion of revenue associated with recovery of this stranded cost is a cash inflow, the related amortization of the deferred fuel asset is non-cash.

The stranded cost free cash flows will be utilized in accordance with our cash priorities listed above. An estimate of these cash inflows, net of income taxes, is listed below (in thousands of dollars):

2007	2008	2009	2010	2011	2012
$5,165	$5,433	$5,941	$6,179	$6,683	$1,645

This table presents the regulatory treatment from MPUC Docket No. 2006-506. Stranded cost rates from January 1, 2007 through December 31, 2009, were set by this Docket. A projection of the recovery period for the balance of stranded costs remaining at December 31, 2009, was also included in the Docket; however, the schedule for recovery of these costs will not be approved by regulatory order until the next stranded cost rate case, anticipated to be filed in 2009. Also, other factors, such as our capital expenditures being included as income earning regulated assets, costs of providing our regulated services, and competitiveness of rates at the time, could necessitate filing a distribution rate case during or soon after the stranded cost free cash flow period, which may result in significant rate changes for our customers. We cannot predict at this time whether this impact will be positive or negative to MPS’s net income.

Due to its infancy, the impact of MAM USG on cash flow is difficult to predict. However, any contracts signed are expected to have positive incremental cash flows and related earnings for MAM on a consolidated basis.

Taxes Other Than Income

Taxes other than income consist of property and payroll taxes. This expense decreased from $1.8 million in 2006 to $1.7 million in 2007. Taxes other than income were also approximately $1.7 million in 2005.

Income Tax Expense (Benefit)

The tax provision for the regulated entity was approximately $2.5 million in 2007, compared to $1.6 million in 2006, and $1.5 million in 2005. The increase is due to the improvement in MPS earnings in 2007, resulting from both increased revenue and reduced expenses.

The income tax benefit for unregulated continuing operations decreased from $1.1 million in 2006 and $878,000 in 2005 to $560,000 in 2007, primarily due to the reduction in the loss for this segment.

Other Income (Deductions)

Other income (deductions) consists of equity in the earnings of Maine Yankee, MEPCO and Maricor Properties, interest and dividend income, and other, smaller non-operating income and expense items. The $79,000 loss in 2007 is representative of the company’s on-going, non-operating activity. In 2006, the equity in income of associated companies included the profit recognized on the issuance of one share of Maricor Properties to Ashford, which resulted in income of $257,000. This additional income was partly offset by the $81,000 write-off of unrecoverable cancelled transmission plant.

Interest Charges

Interest charges decreased $142,000, from $1.3 million in 2006 to $1.2 million in 2007. Most of this decrease, approximately $107,000, is a result of the increased stranded cost carrying charges, primarily on the deferred fuel balance. With this balance at its maximum at December 31, 2006, the carrying charges recognized on the balance, an offset to interest expense, were also at their highest. Interest expense also decreased $35,000, due to the repayments of debt during 2007, primarily the $1.7 million MAM note with Bank of America.

From 2005 to 2006, interest charges increased $438,000, from $908,000 to $1.3 million. The increase is due to higher average balances outstanding, including the higher-rate MAM debt.

Consolidated Capital and Construction Program

Cash expenditures for capital improvements, additions, replacements and equipment for the years ended December 31, 2007, 2006, 2005, and 2004, along with estimated expenditures for 2008 are as follows (in thousands of dollars):

	2008	2007	2006	2005	2004
	(Unaudited Estimates)
Maine Public Service	$7,121	$6,178	$3,502	$4,822	$6,276
The Maricor Group	—	—	49	238	258
Maricor Technologies, Inc.	—	—	244	446	—
Other Subsidiaries	—	—	30	23	265

Total	$7,121	$6,178	$3,825	$5,529	$6,799

The significant increase in MPS’s projected capital expenditures for 2007 and 2008 is due to the necessary improvements identified by the distribution and transmission inspection programs, which will be partly funded by the stranded cost free cash flows. MPS anticipates that its system will require such higher levels of capital expenditures for the next several years.

Detailed Analysis of Changes in Financial Condition by Operating Segment

Regulated Utility Operations—Continuing Operations

The following discussion includes the operations of MPS and Me&NB:

	2007	2006	2005
Net Income—Regulated Electric Utility (in thousands)	$3,732	$2,129	$2,264
Earnings Per Share from Regulated Electric Utilities	$2.24	$1.30	$1.38

MPS contributed $0.94 or 72% more to earnings per share in 2007 than in 2006. This improved performance is due to a combination of increases in revenue and decreases in expenses, explained more fully below.

Regulated Utility Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2007, 2006, and 2005, are as follows (in thousands of dollars):

	2007		2006		2005
	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$15,272	179,865	$14,511	178,520	$14,220	180,108
Large Commercial	5,022	170,376	5,094	169,764	5,227	170,906
Medium Commercial	5,760	107,577	5,569	105,759	5,521	106,525
Small Commercial	7,406	93,846	6,996	91,964	6,890	92,960
Other Retail	919	3,392	863	3,380	829	3,394

Total Regulated Retail	34,379	555,056	33,033	549,387	32,687	553,893

Other Regulated Operating Revenue	3,072		2,568		1,627

Total Regulated Revenue	$37,451		$35,601		$34,314

Regulated utility revenue increased $1.9 million or 5.2% from 2006 to 2007. Effective July 15, 2006, distribution revenue increased approximately $1.8 million, DSM revenue increased $111,000, and transmission revenue decreased by $534,000, resulting in an annualized net revenue increase of $1.3 million. These higher rates, in effect for approximately half of 2006, were in effect for all of 2007. For more information on regulatory orders approving the most recent rate increases, see Part I, Item 3, “Legal Proceedings.”

Residential customer revenue was up $761,000 or 5.2%. Volume increased 1,345 MWH or 0.8%, resulting in $109,000 of the increase, the remainder of which is due to higher rates. Medium and small commercial customer revenue volume increased 1.9%, increasing revenue by approximately $239,000. Rate increases increased medium and small commercial customer revenue by approximately $362,000. The large commercial customers were the only customers for which revenue decreased from 2006 to 2007, falling $72,000 or 1.4%. Volume increased slightly, up 612 MWH or 0.4%, but this increase was more than offset by lower average rates. The reduction in average rates is a result of a shift in the mix of large commercial customers; our lowest rate industrial customers made up a greater percentage of our large commercial sales volume in 2007 than in 2006.

There are many positive and negative factors which may have an impact on our future financial statements. For example, while the fuel cost trends may lead to more difficulty in accounts receivable collections, the actual uncollectible experience in 2007 remained consistent with the past. Further, two mills classified as large commercial customers announced temporary shutdowns during 2008. The length of the shutdowns and their ultimate impact on regulated utility operating revenue in 2008 is undetermined at this time. This loss of revenue is partly offset by an increase in transmission wheeling revenue from additional generation. The final net impact of each of these factors is not yet known, but Management is continuously monitoring collections and the overall economy of its service territory for the potential impact on 2008 revenue.

A significant contributor to the overall increase in MPS revenue was the $504,000 or 19.6% increase in other regulated operating revenue. The majority of this increase was due to additional wheeling revenue. MPS’s transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed return on assets) less the wheeling revenue earned. The rates go into effect on July 1 each year, and are calculated from the financial results of the previous calendar year. The additional wheeling revenue earned during 2007 will offset the revenue requirement in the establishment of the rates that will go into effect on July 1, 2008. This additional wheeling revenue was partly offset by the decrease in revenue from billable work from 2006 to 2007.

Overall, regulated retail revenue increased approximately $346,000 or 1% from 2005 to 2006, due to the rate increase. The impact of the revenue increase was partly offset by the approximately 4,506 MWH or 1% decrease in volume year over year.

Residential customer revenue was the majority of the increase in revenue dollars from 2005 to 2006, up $291,000. Similarly, medium and small commercial customer revenue increased $48,000 and $106,000, respectively. In each of these classes of customers, the volume decrease was approximately 1%. The decrease in volume is due to the warmer weather experienced in the utility’s service territory, primarily during the first quarter of 2006. Large customer revenue decreased approximately $133,000, due to two large commercial customers that were not operating for a portion of 2006. As of the end of 2006, both customers were back in operation.

Other regulated operating revenue increased $941,000 or 58% from 2005 to 2006. During 2006, MPS obtained work on various billable projects, including the Evergreen Wind Farm project in Mars Hill, Maine, which contributed to this increase.

Regulated Utility Expenses

For the years ended December 31, 2007, 2006, and 2005, regulated operation and maintenance are as follows (in thousands of dollars):

	2007	2006	2005
Regulated Operation and Maintenance
Labor	$5,060	$5,139	$4,824
Benefits	1,968	2,195	1,709
Outside Services	1,199	1,256	965
Holding Company Management Costs	1,901	2,174	2,947
Insurance	548	544	376
Regulatory and Licensing	1,160	1,056	861
Transportation	855	818	902
Maintenance	566	704	733
Other	1,541	1,380	1,035

Total Regulated Operation and Maintenance	$14,798	$15,266	$14,352

MPS operation and maintenance expenses decreased $468,000 or 3.1% from 2006 to 2007. The largest decreases in expenses by category were:

•	Labor expenses decreased $79,000 or 1.5% from 2006 to 2007. This reduction is from the cost savings from the 2006 reduction in force, offset by $193,000 of severance expenses and normal pay increases.

•

Benefits expenses decreased $227,000 or 10.3% year-over-year. Workers’ compensation insurance premiums decreased $96,000, due to improved claims experience. Pension and post-retirement medical expenses decreased $95,000, due to the decrease in pension expense as a result of the December 31, 2006, pension freeze, offset by the 401(k) make-up contributions.

•

Holding company management costs decreased $273,000 or 12.6% from lower common costs, due to the reduction in the overall size and cost of MAM management and external consulting arrangements from 2006 to 2007.

•

Maintenance expenses also decreased, down $138,000 or 19.6%. The majority of the decrease is the $127,000 decrease in expense associated with our financial system hosting contract. As part of the 2006 distribution rate case, the costs of this contract are split one-third MAM unallocated (reported in “Other” continuing operations) and two-thirds MPS. This split began July 1, 2006, and was in effect for all of 2007, compared to half of 2006. The renegotiation of the contract, described more fully in Note 13 to the Consolidated Financial Statements, also reduced the overall cost of the contract.

Offsetting these decreases were increases in regulatory and licensing expenses, and other operation and maintenance expenses, as follows:

•	Regulatory and licensing expenses increased $104,000 or 9.8%, due to higher regulatory assessments in 2007. These assessments are expected to continue at these rates or higher in 2008.

•

Other expenses increased $161,000 or 11.7% over prior year. Bad debt expense increased $51,000 or 37% from 2006 to 2007. In light of the economy of the region and rising energy costs, we will continue to closely monitor our collections experience. Other factors leading to this increase include a $49,000 increase in telephone, electricity supply and other utility charges and miscellaneous severance expenses of $25,000.

From 2005 to 2006, MPS operation and maintenance expenses increased $914,000 or 6.4%. Costs increased in most categories, with the largest increases as follows:

•	Labor and benefits increased $801,000 or 12.3%, including $176,000 for severance costs for former MPS employees as a result of the reduction in force in September 2006, and a $290,000 increase in expense associated with the contingent health care premium. Under the MPS health insurance plan, the Company retains a portion of the risk, and if the claims experience is worse than historical rates, MPS may be liable for an additional premium.

•	Expense for outside services increased $291,000. External vegetation management costs were up $174,000 compared to 2005.

•

Other expenses are up $345,000. The largest increase is bad debt expense. In 2005, bad debt expense was adjusted to recognize that MPS bears no risk associated with the collection of SOS receivables, resulting in a “negative expense” of $105,000. In 2006, bad debt expense increased $244,000, returning to more normal levels.

•

Regulatory expenses increased $195,000 year-over-year. The distribution rate case increased regulatory expense by approximately $136,000 from a combination of internal costs which were immediately expensed, and amortization of the external legal costs that were deferred and will be amortized over the next three years. The 2006 OATT process, including the update of the formula calculation, increased expense approximately $37,000, while the assessment for the Power Pact program increased approximately $44,000.

•	With the freeze of pension service and salary accruals effective December 31, 2006, a one-time curtailment expense of $98,000 was recorded in 2006 in accordance with SFAS 88.

These increases were offset by the $774,000 decrease in holding company management costs. The decrease was a result of the change in interpretation of how the common cost allocation percentages are calculated, as a result of the 2006 distribution rate case, which lowered the allocation to MPS from approximately 80% in 2005 to approximately 72% in 2006. Also, the overall common cost pool decreased approximately $129,000 from 2005 to 2006, as a result of decreased labor expense from the decentralization of the human resource, information technology and accounting functions.

For the years ended December 31, 2007, 2006, and 2005, stranded cost amortization expenses are as follows (in thousands of dollars):

	2007	2006	2005
Stranded Cost Amortization
Wheelabrator-Sherman	$—	$7,702	$7,045
Maine Yankee	2,882	2,926	3,215
Seabrook	1,538	1,538	1,538
Wheelabrator-Sherman Restructuring Payment	—	1,451	1,451
Deferred Fuel	5,541	(3,195)	(2,996)
Cancelled Transmission Plant	256	258	—
Cost Incentive Refund	250	—	—
Special Discounts	280	280	280

Total Stranded Cost Amortization	$10,747	$10,960	$10,533

In 2007, stranded cost expenses reflect the impact of the stranded cost rate case, MPUC Docket No. 2006-506, the completion of the amortization of the Wheelabrator-Sherman restructuring payments and the expiration of MPS’s purchase power agreement with Wheelabrator-Sherman. The expenses reported for 2005 and 2006 are based on the stranded costs rates established in MPUC Docket No. 2003-666.

The Wheelabrator-Sherman expenses reported in 2005 and 2006 were the payments for purchased power, offset by the receipts from the sale of that energy. With the expiration of this contract on December 31, 2006, no additional energy has been purchased. The offsets to expense of $3.2 million in 2006, and $3.0 million in 2005 are the deferral of the net expense of the purchased power contract beyond the total expense allowed for recovery in Docket No. 2003-666. MPS is now recovering its deferred fuel costs. The amortization of the deferred fuel stranded costs, a non-cash expense, was $5.5 million in 2007.

Under Docket No. 2003-666, MPS was also allowed recovery of a new stranded cost, the cost incentive refund, amortization of which began January 2007, and totaled $250,000 for the year.

In September 2006, MPS began amortization of its cancelled transmission plant, in accordance with the settlement of the 2006 OATT. Amortization expense of $256,000 was recognized during 2007, compared to $258,000 in 2006. This settlement included the write-off of approximately $81,000 of these cancelled plant costs, reported in Other Income (Deductions) in 2006.

Other Continuing Operations

Other continuing operations includes the activity of MAM, the holding company, such as the common costs not allocated to MPS, the unregulated costs of the holding company that cannot be allocated as common costs, and intercompany eliminations. Beginning in 2007, this segment also includes MAM Utility Services Group.

	2007	2006	2005
Net Loss—Other (in thousands)	$(1,107)	$(1,462)	$(1,323)
Loss Per Share from Other Continuing Operations	$(0.66)	$(0.89)	$(0.81)

The decrease in the net loss of this segment is a result of the reduction in the common cost pool, combined with the reduction in the percentage of common costs not chargeable to MPS. Additionally, in 2006 there were charges for severance expenses and the write-off of previously deferred due diligence expenses upon termination of the efforts to acquire an engineering firm.

Unregulated Engineering Services—Discontinued Operations

The following table presents the results of the Unregulated Engineering Services segment, including TMG and its subsidiaries TMGNE and TMGC, classified as Discontinued Operations (in thousands of dollars):

	2007	2006	2005
Loss on Sale	$(154)	$(4,717)	$—
Goodwill Impairment Loss	—	(2,546)	—
Loss From Operations	(1,062)	(1,497)	(1,342)
Benefit of Income Taxes	470	3,467	495

Net Loss—Unregulated Engineering Services	$(746)	$(5,293)	$(847)

Loss Per Share from Unregulated Engineering Services	$(0.45)	$(3.23)	$(0.52)

The activity of TMG ceased with the sale of the assets of TMGC in the second quarter of 2007, and the closure of TMGNE’s Boston office in August 2007. The results presented above include the revisions to the estimated loss on sale, as a result of higher costs to close the Boston office compared to the sale of TMGNE that was anticipated at December 31, 2006. The loss from operations is the results of TMGC through the sale of its assets and the results for TMGNE for the year, including the costs of terminating operations and transitioning TMGNE contracts. None of the expenses are expected to continue in 2008. However, the expense of professional liability insurance and any potential adjustments to the estimated lease payments for the TMGNE space in Hudson, Massachusetts, will impact 2008 operating results.

Unregulated Software Technology—Discontinued Operations

The following table presents the results of the Unregulated Software Technology segment, classified as Discontinued Operations (in thousands of dollars):

	2007	2006	2005
Loss on Sale	—	(1,033)	—
Loss From Operations	(411)	(1,120)	(540)
Benefit of Income Taxes	164	856	222

Net Loss—Unregulated Software Technology	$(247)	$(1,297)	$(318)

Loss Per Share from Unregulated Software Technology	$(0.15)	$(0.79)	$(0.19)

The MTI activity presented above is the cost of their operations through the sale of assets and closure of their office in April 2007. We anticipate no further impact on earnings from the former unregulated software technology segment.

Critical Accounting Policies

In preparing the financial statements in accordance with generally accepted accounting principles, Management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. The Company’s most critical accounting policies for continuing operations include regulatory assets and liabilities, revenue recognition, income taxes and pension and post-retirement medical expenses. Certain accounting policies were also critical to the Company’s discontinued operations, including goodwill and intangible assets, but will not be critical to the Company’s on-going operations. The critical accounting policies are described in detail below.

Continuing Operations

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

The Company believes MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and regulatory assets associated with those operations, as well as any generation-related costs the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2007, $55.6 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

MPS records an estimate for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2007 and 2006, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS deferred $744,000 through December 31, 2006. Recovery and amortization of this special discount began in 2007. At December 31, 2007, the remaining regulatory asset of $494,000 is included in the line “Deferred Regulatory Costs” on the Consolidated Balance Sheets.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense, or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 11 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2007, and 2006, Management evaluated the deferred tax asset valuation and determined no valuation allowance was needed.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006. This guidance interprets SFAS 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions. Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable, based on its technical merits and relevant administrative practices. The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available. For additional information on the Company’s income taxes, see Note 2 to the Consolidated Financial Statements, “Income Taxes.”

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

Discontinued Operations

Goodwill and Acquired Intangibles

The Company’s acquisitions of RES, M&R, Eastcan and Pace resulted in goodwill and other intangible assets, which affected the amount of amortization expense and impairment expense the Company incurred. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that the Company, on an annual basis, calculate the fair value of the reporting units containing the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relied on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

For impairment testing purposes, the reporting unit was defined as the acquired operations. For these acquisitions, the operations acquired became the mechanical and electrical engineering components of TMGC and TMGNE. All goodwill associated with these acquisitions was written off during 2006, concurrent with the Company’s adjustment for discontinued operations.

Off-Balance Sheet Arrangements

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases,” the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 13 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2007 and 2006.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands of dollars):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	31,590	$4,163	$3,782	$1,045	$22,600
Interest Payments(1)	15,225	1,029	2,017	2,018	10,161
Operating Lease Obligations(2)	282	106	101	75	—
Capital Lease Obligations(3)	919	227	383	269	40
Financial System Hosting Contract	3,228	538	1,076	1,076	538
Consulting Arrangments(4)	121	121	—	—	—
Employment Agreements	20	20	—	—	—

Total	$51,385	$6,204	$7,359	$4,483	$33,339

(1)	Interest payments presented above include the estimated interest payments required on MPS’s fixed rate, long-term debt. Interest payments on variable rate short- and long-term debt have been excluded from this presentation, as the amount cannot be quantified at this time.

(2)	MPS has one lease for a right-of-way with an undefined term. Because the amount of the liability cannot be determined, this lease has been excluded from the “More than 5 years” column. This lease payment is approximately $30,000 per year.

(3)	Capital lease obligations include both required principal and interest payments.

(4)	Consulting arrangements consist of outsourced engineering and information technology consulting.

Operating Capital and Liquidity

MAM’s operating capital and liquidity has significantly improved during 2007 for three primary reasons.

1.	Collection of previously deferred regulatory assets (stranded cost free cash flows);

2.	Proceeds from the sale of discontinued operations assets; and

3.	Improved financial performance of continuing operations.

Collection of Regulatory Assets

The cash collections from MPS customers for previously deferred regulatory assets, or “stranded cost free cash flows,” began January 1, 2007. As stated previously in this section, those collections for 2007, net of deferred tax payments, were $5.2 million. The collections of these previously deferred items will continue through 2016 for a total cash flow, net of deferred tax obligations, of approximately $35.0 million, with the majority collected between January 1, 2007 and December 31, 2012, which total approximately $31.0 million, net of deferred tax obligations. In accordance with utility industry practice, these deferred regulatory assets are presented on our Consolidated Balance Sheets under the heading “Regulatory Assets,” and are not reported as current assets. However, the 2008 portion of these cash flows, net of deferred income taxes, will be approximately $5.4 million which will be available to satisfy current obligations.

Proceeds from Sales of Discontinued Operations Assets

The proceeds from the sale of discontinued assets totaled approximately $1.9 million Canadian, or $1.8 million US. These proceeds were collateral for loans with Katahdin Trust Company and were used to repay the $1.0 million line of credit and $750,000 of the $2.2 million note. With the discontinuance of these operations, less working capital requirements were used to fund these unprofitable ventures during 2007. Starting in 2008, limited working capital will be needed related to the discontinued operations. Any of these obligations will be satisfied by the holding company, MAM, and include the continuance of professional liability insurances and building lease obligations. These cash requirements for 2008 and beyond are not expected to be material to our overall cash flows.

Improved Financial Performance of Continuing Operations

The overall financial performance of continuing operations dramatically improved. Net income from continuing operations increased from $667,000 in 2006 to $2.6 million in 2007. Similarly, net income for 2007 was $1.6 million, compared with a $5.9 million loss in 2006. These improvements are largely a result of MPS financial performance, the write-off of goodwill and intangible assets in 2006, and the realignment of corporate structure and related overhead costs at MAM.

2007 Cash Flow Performance

The Company’s cash and cash equivalents increased from $898,000 at December 31, 2006, to $910,000 at December 31, 2007. Net cash flow provided by operating activities increased dramatically, up approximately $6.6 million from 2006 to 2007 for the three reasons described above.

The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. Cash flow provided by operating activities in 2007 was $9.6 million, while the net income for the year was $1.6 million, due to the improved financial performance and the discontinuance of unprofitable operations.

The change in deferred regulatory and debt issuance costs was $9.7 million. In 2006, there were additional deferrals of Wheelabrator-Sherman (“WS”) stranded cost, as the payments we made for the output of the WS plant exceeded the recovery we were allowed. This trend reversed in 2007, as MPS no longer had the obligation under the WS contract and was allowed under regulation to begin the collection of these previously deferred regulatory assets beginning January 1, 2007. Net cash flow used by financing activities totaled $5.1 million for debt retirements. In 2007, $4.5 million of net cash flow was used for investing activities. The Company invested $6.2 million in fixed assets at MPS for its electrical system infrastructure. During 2007, MPS received $250,000 for the partial redemption of Maine Yankee common stock. Lastly, the remaining obligations for stock contingencies from previous acquisitions were settled in 2007 for a total of $414,000.

Cash flow provided by operating activities in 2006 was $3.0 million, while the net loss for the year was $5.9 million, due to the losses and impairment of goodwill in discontinued operations. The change in deferred regulatory and debt issuance costs was $5.1 million, primarily due to the deferral of additional WS stranded cost, which was partially offset by a $2.3 million increase in deferred income taxes. Net cash flow provided by financing activities totaled $93,000. During 2006, the Company had debt retirements of $2.4 million, including MPS bond repayments, and other note repayments. The Company also increased short-term borrowings by $2.6 million in 2006. In 2006, $2.5 million of net cash flow was used for investing activities. The Company invested $3.2 million in fixed assets, and received $850,000 for the partial redemption of Maine Yankee common stock. MAM paid $244,000 for settlement of stock contingencies from previous acquisitions.

When MAM divested its unregulated operations in TMG, the proceeds from the sales, after settlement of any remaining obligations of the unregulated operations, were applied toward the debt owed by TMG to Katahdin Trust Company. This totaled $1.8 million of debt repaid in 2007.

MAM and MPS have a deferred income tax liability of approximately $21.9 million as of December 31, 2007, $12.3 million of which is associated with the deferred fuel stranded costs. This deferred tax liability is down from $26.4 million in 2006. The reason for the large change is the turnaround in deferred taxes on the collection of previously deferred regulatory assets related to stranded costs which now become part of our current tax obligation. Cash flow numbers for stranded cost recovery reported above are reported net of these current tax obligations, as a portion of the stranded cost free cash flow will be required to settle these liabilities.

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America. This loan had interest payable on the last day of each month beginning June 30, 2006, until full payment of any outstanding principal, at a rate of the Bank’s prime rate plus 1%. Minimum principal payments in the amount of $140,000 at the end of each month began on January 31, 2007, and ended on December 31, 2007, when the loan was fully repaid.

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2007, $8.0 million was outstanding on this line of credit, with $2.0 million available.

In early 2007, a $4.0 million line of credit was renegotiated to a term note as part of a bank covenant waiver agreement with Bank of America described in more detail below. Originally on October 21, 2005, MAM arranged a three-year $4.0 million revolving line of credit with Bank of America. Of this $4.0 million line, $1.7 million was in the form of a letter of credit (“LOC”) securing a loan from Royal Bank of Canada (“RBC”). The RBC loan was used as a portion of the funds to acquire Cornwallis Court Developments Ltd. and is currently secured by a guarantee from MAM, a guarantee from Mecel Properties, and a collateral mortgage from Mecel Properties. The remaining $2.3 million was amended into a term loan which is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day

LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contained certain financial covenants, measured quarterly, which requires MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio.

Previous to June 2007, TMG had a revolving credit arrangement with Katahdin Trust Company for borrowings up to $1 million. This revolving credit arrangement, arranged on November 29, 2005, was for a one-year term and subject to extension with the consent of the bank. This facility was renewed on November 29, 2006, with an amendment of the interest rate margin from 2.75% to 3.25%. In June 2007, this line was fully paid with the proceeds from the sale of the assets of TMGC.

As part of the refinancing of short-term borrowings during 2005, MAM and certain of its subsidiaries agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes (“EBIT”) ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements. A default on the MPS line of credit with Bank of America is a cross-default on the MAM line of credit with Bank of America. In addition, MAM has guaranteed a TMG facility with Katahdin Trust Company and a Maricor Properties term loan with RBC.

MAM and MPS have met all debt covenants for the year 2007 and expect to be in compliance with all debt covenants for the foreseeable future. MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company for the third and fourth quarters of 2006. Bank of America and Katahdin Trust Company granted waivers from compliance with the interest coverage ratio for both quarters. This waiver agreement included interim revisions to the interest coverage ratio covenants for 2007 and revised covenants for 2008 thereafter. It also included a conversion of the Bank of America $4.0 million line of credit from a revolving credit agreement to a $2.3 million term note and retained the RBC $1.7 million letter of credit. This revised agreement became effective March 13, 2007, and was reported in our 2006 Form 10-K. The applicable interest rate is now 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate plus 0.5% for base loans. With this conversion, minimum principal balances must be repaid at a rate of $140,000 per month, beginning January 31, 2008. On February 7, 2008, $1 million was repaid on the Bank of America term loan, as cash was available for early repayment without penalty. We estimate MAM cash flows will be sufficient to fully repay the remaining balance of the term note during 2008 leaving only the letter of credit outstanding pending a sale and subsequent lifting of the RBC $1.7 million letter of credit by the purchaser of MAM’s investment in Maricor Properties.

Capital Resources

The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $2.5 million of first mortgage bonds and $4.5 million of second mortgage bonds without bondable property additions.

In February 2008, MAM and MPS reached agreement on amendments to their debt agreements with Bank of America. We anticipate these rate changes to be effective in March or April 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS and MAM Bank of America financing. The letter of credit fees are estimated to save $555,000 over the remaining term of the bonds, through 2021. The savings related to the interest rate reductions on the lines of credit are dependent on the level of borrowing under those lines.

On February 5, 2008, MPS successfully completed an early extinguishment of our FAME debt with the final payment of $1.1 million, which was originally due in June 2008. With that payment, the FAME notes were fully satisfied. In conjunction with our early payment, the proceeds of the FAME Capital Reserve Fund were wired to MPS by the trustee. MPS used these proceeds to pay down its existing line of credit. These notes were originally signed on May 29, 1998. At that time, FAME issued $11.5 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “1998 Notes”) on behalf of MPS.

On July 9, 2007, $750,000 was paid down on the TMG $2.2 million term Katahdin Trust Company note with a substantial portion of the sale proceeds from the TMGC Moncton Division. The terms of the remaining $1.5 million note were amended at that time. The repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010. This loan is guaranteed by MAM and contains certain financial covenants, measured quarterly, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require TMG to maintain a minimum debt service coverage ratio.

On July 5, 2006, Maricor Properties borrowed $2.5 million Canadian from Merrill Lynch Mortgage Lending to refinance temporary debt at RBC. The US equivalent of this borrowing was $2.2 million at the borrowing date and $2.5 million at December 31, 2007. The new debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan and the remaining loan balance payable at the end of the term. The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan, or (b) a floor of 5.20%. As of the borrowing date, the interest rate was 6.011%. This loan is secured by the Vaughan Harvey Blvd. property in Moncton, New Brunswick, and is guaranteed by Ashford Investments Inc., which is a 50% equity owner of Maricor Properties.

On August 4, 2006, Maricor Properties also borrowed $4.1 million Canadian from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building. The US equivalent of this borrowing was $3.6 million at the borrowing date, and $4.1 million at December 31, 2007. The proceeds were used to repay the Standard Life mortgage. The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term. The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%. As of the date of borrowing, the interest rate was 5.695%. This loan is secured by the J. Angus MacDonald Building, and is guaranteed by Ashford Investments Inc. and Maricor Properties.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15M and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2007, and is due in 2021. On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9.0 million, with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make principal and interest payments on the bonds to the MPUFB. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York had separately issued its direct pay LOC for the benefit of the holders of each series of bonds. Both LOC’s were due to expire in June 2006.

Bank of America LOCs are in place to secure the MPUFB bonds. These LOCs are due to expire on January 31, 2009, and are subject to renewal at that time with the bank. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002. For the 2000 Series, MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series. For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods. For both series, MPS has continued to use the weekly interest rate period. Since issuance, the average of these weekly rates was 2.85% and 2.22% for the 1996 Refunding Series and the 2000 Series, respectively. In September 2003, MPS executed an interest rate swap agreement with Fleet National

Bank, now Bank of America, for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series. By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.

In the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to the following conditions related to the availability of capital resources for MAM via its relationship with MPS:

•	MPS will not make any loan to, or guarantee or assume any obligation of, MAM or any of its affiliates without prior MPUC approval.

•

The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (the initial two year period shall be April 1, 2001 through March 31, 2003.) This limitation does not apply to the stranded cost free cash flows. The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2007, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

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

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company, which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2007, MPS is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $4.8 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

In accordance with its 1999 FERC rate case settlement, on October 20, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. On September 16, 2004, the FERC approved the new rates pursuant to a settlement reached by the active parties that reflected substantially similar terms to those proposed by Maine Yankee in its October 2003 filing. MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. Maine Yankee cannot predict when or whether the Yucca Mountain project, or any other project that would provide interim storage, will be completed.

As an interim measure until the DOE meets its contractual obligation to dispose of its spent fuel, Maine Yankee constructed an ISFSI, utilizing dry-cask storage on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. Maine Yankee’s current cost estimate is based on an assumption of long-term on-site storage.

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has completed its current common stock redemption program.

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

(a)	MAM and its subsidiaries are faced with interest rate risk on the MAM $4.0 million Bank of America line of credit and $1.5 million term note with Katahdin Trust Company, and the MPS line of credit.

The Company also had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003, with a derivative interest rate swap transaction. Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.42% and 4.53%, respectively. The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through December 2007. As of December 31, 2007, the 1996 and 2000 Series and the 1998 Notes had outstanding balances of $13.6 million, $9.0 million and $1.1 million, respectively. The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses. However, Management believes the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be upward variable interest rate pressures. See Item 8 of this Form 10-K, Note 7 to the Consolidated Financial Statements, “Accumulated Other Comprehensive Income (Loss),” which is hereby incorporated by this reference, for a discussion on the impact on MPS’s financial statements and further description of the interest rate swaps.

MPS purchased a 7% interest rate cap, which expires in 2008, for MPS’s 1998 Notes. Further discussion on these debt issues and the associated interest rate caps is contained in Item 8 to the Consolidated Financial Statements, “Long-Term Debt,” and is hereby incorporated by this reference.

(b)	The Company’s unregulated real estate development and investment subsidiaries, Mecel Properties Ltd and Maricor Properties Ltd, and its subsidiary, Cornwallis Court Developments Ltd., are subject to certain risks and uncertainties including, but not necessarily limited to, interest rate risks associated with variable interest rates, shifts in local real estate market conditions; market-based competition; the inability to fully lease rental properties; facility performance related to unforeseen or unknown structural, mechanical and/or electrical systems failures; unexpected increases in property rehabilitation costs; new government regulations; and tenant credit and default risks.

(c)	Transactions with Me&NB; The Maricor Group, Canada Ltd; and MAM’s investment in Maricor Properties Ltd are subject to foreign currency translation risk. Income and expenses are translated at average exchange rates for the period of time the income is earned or the expenses are incurred. Assets and liabilities are translated at year-end exchange rates.

(d)	MAM’s 3,000 Series A-1 preferred shares were converted to 12,078 common shares in February 2007. The Series A-2 preferred shares were converted to 26,000 common shares on April 13, 2007. To the extent the market price of MAM common stock is below $25 per share on March 31, 2008, the number of shares issuable on conversion is ratably increased, which could result in further dilution of MAM’s common stock.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Maine & Maritimes Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules for the years ended December 31, 2007, 2006 and 2005, listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index at Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedules referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2007, 2006 and 2005.

Vitale, Caturano & Co., Ltd.

Boston, MA

March 13, 2008

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands of dollars, except share information)

	Year Ended December 31,
	2007	2006	2005
Operating Revenues	$37,520	$35,601	$34,299
Operating Expenses
Regulated Operation & Maintenance	14,798	15,266	14,352
Unregulated Operation & Maintenance(1)	1,319	2,161	1,968
Depreciation	2,817	2,894	2,782
Amortization of Stranded Costs	10,747	10,960	10,533
Amortization of Intangibles	227	155	365
Taxes Other Than Income	1,733	1,807	1,705
Provision for Income Taxes—Regulated	2,531	1,575	1,506
Benefit of Income Taxes—Unregulated(1)	(560)	(1,068)	(878)

Total Operating Expenses	33,612	33,750	32,333

Operating Income	3,908	1,851	1,966

Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	20	283	(50)
Interest and Dividend Income	19	20	24
Allowance for Equity Funds Used During Construction	—	—	23
Provision for Income Taxes	(63)	(1)	(2)
Other—Net	(55)	(140)	(112)

Total Other (Deductions) Income	(79)	162	(117)

Income Before Interest Charges	3,829	2,013	1,849

Interest Charges
Long-Term Debt and Notes Payable	2,947	2,982	2,343
Less Stranded Costs Carrying Charge	(1,743)	(1,636)	(1,427)
Less Allowance for Borrowed Funds Used During Construction	—	—	(8)

Total Interest Charges	1,204	1,346	908

Net Income from Continuing Operations	2,625	667	941

Discontinued Operations (Note 3)
Loss on Sales of Discontinued Operations	(154)	(5,750)	—
Goodwill Impairment Loss	—	(2,546)	—
Loss from Operations	(1,473)	(2,614)	(1,880)
Benefit of Income Taxes	634	4,322	719

Loss from Discontinued Operations	(993)	(6,588)	(1,161)

Net Income (Loss) Available for Common Stockholders	$1,632	$(5,921)	$(220)

Average Shares Outstanding	1,669,776	1,637,815	1,636,322
Basic Earnings Per Share of Common Stock From Continuing Operations	$1.57	$0.41	$0.58
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.59)	(4.03)	(0.71)

Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.98	$(3.62)	$(0.13)

Diluted Earnings Per Share of Common Stock From Continuing Operations	$1.57	$0.41	$0.58
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.59)	(4.03)	(0.71)

Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.98	$(3.62)	$(0.13)

(1)	Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility, and operating expenses of MAM USG.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Assets

(In thousands of dollars)

	December 31,
	2007	2006
ASSETS
Plant
Electric Plant in Service	$104,289	$101,085
Non-Utility Plant	3	3
Less Accumulated Depreciation	(44,212)	(41,948)

Net Plant in Service	60,080	59,140
Construction Work-in-Progress	3,035	499

Total Plant Assets	63,115	59,639
Investments in Associated Companies	940	1,500

Net Plant and Investments in Associated Companies	64,055	61,139

Current Assets:
Cash and Cash Equivalents	910	898
Accounts Receivable (less allowance for uncollectible accounts of $247 in 2007 and $155 in 2006)	7,921	6,709
Accounts Receivable from Associated Companies	377	281
Unbilled Revenue from Utility	1,170	1,150
Inventory	819	646
Prepayments	427	273
Current Assets of Discontinued Operations	756	8,658

Total Current Assets	12,380	18,615

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	4,774	7,743
Recoverable Seabrook Costs	9,449	10,559
Regulatory Assets—Deferred Income Taxes	5,481	5,923
Regulatory Assets—Post-Retirement Medical Benefits	2,574	2,205
Deferred Fuel and Purchased Energy Costs	30,859	34,689
Cancelled Transmission Plant	254	508
Unamortized Premium on Early Retirement of Debt	893	1,100
Deferred Regulatory Costs	1,302	1,677

Total Regulatory Assets	55,586	64,404

Other Assets
Unamortized Debt Issuance Costs	289	502
Restricted Investment (at cost, which approximates market)	2,466	2,458
Miscellaneous Assets	849	1,196

Total Other Assets	3,604	4,156

Total Assets	$135,625	$148,314

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2007	2006
Capitalization (see accompanying statements):
Shareholders’ Equity	$42,941	$41,527
Long-Term Debt	27,427	27,840
Long-Term Debt of Discontinued Operations	—	2,182

Total Capitalization	70,368	71,549

Current Liabilities:
Long-Term Debt Due Within One Year	4,163	2,685
Notes Payable to Banks	8,000	11,970
Accounts Payable	4,699	5,018
Accounts Payable—Associated Companies	234	247
Accrued Employee Benefits	1,377	1,424
Customer Deposits	61	149
Taxes Accrued	116	7
Interest Accrued	201	246
Other Current Liabilities	42	30
Current Liabilities of Discontinued Operations	537	3,195

Total Current Liabilities	19,430	24,971

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,699	5,572
Carrying Value of Interest Rate Hedge	2,255	1,636
Uncollected Maine Yankee Decommissioning Costs	4,774	7,743
Other Regulatory Liabilities	343	382
Deferred Income Taxes	21,864	26,360
Accrued Postretirement Benefits and Pension Costs	8,226	8,631
Investment Tax Credits	59	81
Miscellaneous Liabilities	2,607	1,389

Total Deferred Credits and Other Liabilities	45,827	51,794

Commitments, Contingencies, and Regulatory Matters (Note 12)
Total Capitalization and Liabilities	$135,625	$148,314

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands of dollars)

	Year Ended December 31,
	2007	2006	2005
Cash Flow From Operating Activities
Net Income (Loss)	$1,632	$(5,921)	$(220)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Depreciation	2,817	2,894	2,799
Amortization of Intangibles	227	155	365
Amortization of Seabrook Costs	1,110	1,110	1,110
Write-off of Unrecoverable Cancelled Transmission Plant	—	81	—
Amortization of Cancelled Transmission Plant	254	254	—
Bad Debt Expense	220	139	(105)
Deferred Income Taxes—Net	(2,600)	2,303	1,057
Deferred Investment Tax Credits	(23)	(25)	(25)
Allowance for Funds Used During Construction	—	—	(31)
Change in Deferred Regulatory and Debt Issuance Costs	4,586	(5,100)	(4,128)
Amortization of Wheelabrator-Sherman Upfront Payment	—	1,451	1,451
Change in Benefit Obligations	(1,036)	475	304
Gain from Sale of Stock of Subsidiary	—	(429)	—
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(1,548)	(78)	699
Other Current Assets	(327)	37	78
Accounts Payable	(378)	1,794	(758)
Other Current Liabilities	(13)	(565)	532
Other—Net	1,643	(463)	1,448

Adjustments to Operating Cash Flows from Continuing Operations	4,932	4,033	4,796

Adjustments Relating to Discontinued Operations—Operating Activities	2,973	1,447	(781)
Adjustments Relating to Discontinued Operations—Loss on Sale	92	3,450	—

Adjustments to Operating Cash Flows from Discontinued Operations	3,065	4,897	(781)

Net Cash Flow Provided By Operating Activities	$9,629	$3,009	$3,795

Cash Flow From Financing Activities
Dividend Payments	—	—	(1,227)
Retirements of Long-Term Debt	(2,715)	(2,430)	(4,225)
Retirements of Long-Term Debt of Discontinued Operations	(3,200)	—	—
Additions of Long-Term-Debt	4,920	—	—
Payments of Capital Lease Obligations	(122)	(47)	—
Short-Term Borrowings (Repayments), Net	(2,970)	2,570	6,200
Short-Term Debt Repayments of Discontinued Operations	(1,000)	—	—
Borrowings of Discontinued Operations	—	—	211

Net Cash Flow (Used for) Provided By Financing Activities	$(5,087)	$93	$959

Cash Flow From Investing Activities
Stock Redemption from Associated Company	250	850	350
Cash Paid for Stock Contingencies from Acquisition Agreements	(414)	(244)	(203)
Gain from Sale of Stock of Subsidiary	—	429	—
Cash Received from Sale of Discontinued Operations	1,821	—	—
Change in Restricted Investments	(9)	(5)	(8)
Investment in Fixed Assets	(6,178)	(3,183)	(4,822)
Investing Activities and Acquisitions of Discontinued Operations	—	(324)	(728)

Net Cash Flow Used For Investing Activities	$(4,530)	$(2,477)	$(5,411)

Increase (Decrease) in Cash and Cash Equivalents	12	625	(657)
Cash and Cash Equivalents at Beginning of Period	898	273	930

Cash and Cash Equivalents at End of Period	$910	$898	$273

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,281	$3,135	$2,884
Income Taxes	$153	$70	$4
Non-Cash Activities:
Value of Preferred Stock Issued for Acquisition	$—	$—	$950
Fair Market Value of Stock Issued to Directors	$26	$24	$27
Fixed Assets Acquired by Capital Lease	$502	$318	$—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Shareholders’ Equity

(In thousands of dollars, except share information)

	Number of Shares
	Common	Preferred	Common		Preferred
	Issued and Out-standing (5,000,000 shares authorized)	Issued and Out-standing (500,000 shares authorized)	Par Value * Issued ($7/ Share)	Paid-In Capital	Par Value * Issued ($0.01/ Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	1,635,654	—	11,450	1,484	—	—	35,634	(411)	48,157

New Stock Issued	1,125	9,500	8	25	—	950			983
Stock Contingency from Acquisitions				(122)					(122)
Net Loss							(220)		(220)
Other Comprehensive Income:
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $98								153	153
Unrealized Gain on Investments Available for Sale, net of Tax Provision of $7								11	11
Interest Rate Hedge, Net of Tax Provision of $33								51	51

Total Other Comprehensive Income									215

Total Comprehensive Loss									(5)
Dividend ($0.75 per common share)							(1,227)		(1,227)

Balance, December 31, 2005	1,636,779	9,500	$11,458	$1,387	$—	$950	$34,187	$(196)	$47,786

New Stock Issued	1,600		11	14					25
Stock Contingency from Acquisitions				(147)					(147)
Net Loss							(5,921)		(5,921)
Other Comprehensive (Loss) Income:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $49								(73)	(73)
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $3								6	6
Interest Rate Hedge, Net of Tax Benefit of $100								(149)	(149)

Total Other Comprehensive Loss									(216)

Total Comprehensive Loss									(6,137)

Balance, December 31, 2006	1,638,379	9,500	$11,469	$1,254	$—	$950	$28,266	$(412)	$41,527

Common Shares Issued	1,207		8	17					25
Conversion of Preferred Shares	38,078	(9,500)	267	683		(950)			—
Stock Contingency from Acquisitions, Net of Tax Benefit of $165								(248)	(248)
Net Income							1,632		1,632
Other Comprehensive (Loss) Income:
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $258								387	387
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $7								(11)	(11)
Interest Rate Hedge, Net of Tax Benefit of $248								(371)	(371)

Total Other Comprehensive Income									5

Total Comprehensive Income									1,637

Balance, December 31, 2007	1,677,664	—	$11,744	$1,954	$—	$—	$29,898	$(655)	$42,941

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

(In thousands of dollars)

	December 31,
	2007	2006
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021—Variable Interest Payable Monthly (3.53% as of December 31, 2007)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Payable Monthly (3.53% as of December 31, 2007)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Payable Monthly (5.1% as of December 31, 2007)	1,120	3,175
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Payable Monthly (6.725% as of December 31, 2007)	4,120	4,750
Terex Financial Services
$89,000 Note and Security Agreement for purchase of Equipment	59	—
Maine & Maritimes Corporation
Bank of America, N.A., $4,000,000 Term Note (7.73% as of December 31, 2007)	2,269	—
Katahdin Trust Company $1,450,000, 3 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly (7.644% as of December 31, 2007)	1,422	—

Total Outstanding	31,590	30,525
Less—Amount Due Within One Year	4,163	2,685

Long-Term Debt of Continuing Operations	27,427	27,840

The Maricor Group
Katahdin Trust Company $2,200,000, 5 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly, Interest Only Through November 29, 2007	—	2,200

Total Outstanding	—	2,200
Less—Amount Due Within One Year	—	18

Long-Term Debt of Discontinued Operations	—	2,182

Total Long-Term Debt	$27,427	$30,022

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

Total
2008	4,163
2009	1,992
2010	1,790
2011	1,045
2012	—
Thereafter	22,600

$31,590

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (“MAM” or the “Company”) and the following wholly-owned subsidiaries and affiliates:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary, incorporated on September 27, 2007;

3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary; and

4.	The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”), all of which are classified as discontinued operations. As described later in this document, the operations of TMGNE ceased August 31, 2007. Substantially all of the assets of TMGC were sold in June 2007. In September 2007, TMGC purchased the shares of Mecel Properties Ltd from Maricor Properties Ltd, to satisfy MAM’s obligation under the June 2006 Maricor Properties Share Agreement.

Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM. Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007. The activity of MTI through dissolution of the company is reported in discontinued operations.

In addition to these wholly-owned subsidiaries, MAM is a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”). MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments, Inc. (“Ashford”). On September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries, including MPS and TMG, own all the common stock of their secondary subsidiaries. MAM is listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”

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

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman (“WS”) fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized accordingly. Beginning March 1, 2002, and until the WS contract terminated in December 2006, the excess of the cost over the sales price of WS fuel was deferred. The resulting deferred asset of $30.9 million as of December 31, 2007, is expected to be collected in future rates as approved by the MPUC.

Accounting Policies

The following accounting policies are separated into those policies that will continue to have an impact on operations following the dissolution of the companies classified as discontinued operations, and those policies that impact only discontinued operations and will not impact the reporting of future years.

Accounting Policies with a Continuing Impact

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2007, $55.6 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition—MPS

MPS records an estimate for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2007 and 2006, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS deferred $744,000 through December 31, 2006. Recovery and amortization of this special discount began in 2007. The remaining regulatory asset of $494,000 at December 31, 2007, is included in the line “Deferred Regulatory Costs” on the Consolidated Balance Sheets.

Revenue Recognition—USG and TMG

Revenues and profits from MAM USG’s long-term contracts are recognized on a percentage completed basis for the period. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. This percentage multiplied by the total estimated profit is the gross profit earned to date on the contract. Gross profit earned to date on the contract plus costs incurred to date on the contract equals revenues recognized to date. Revenue recognized to date compared to billings to date resulted in either under- or over-billings. Losses on contracts will be recognized in full if there is evidence that an overall loss will be sustained. The provision is computed on the basis of the total estimated cost to complete the contract and reflects all elements of costs included in contract costs. Costs incurred on approved change orders are treated as job costs for that particular job. Costs incurred on unapproved change orders are treated as costs in the period in which they are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the cost will be recovered through a change in the contract price, the costs are deferred until there is an agreed upon change in the contract price.

In accordance with normal practice in the construction industry, MAM USG will include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represented the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled contract revenue represented the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue resulted when the appropriate contract revenue amount had been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred.

The revenue recognition for TMG, classified as discontinued operations, followed this same policy. The policy will continue to impact our financial statements through MAM USG, but not TMG.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 11 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2007, and 2006, Management evaluated the deferred tax asset valuation and determined that no valuation allowance was needed.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective on a “catch-up” basis for fiscal years beginning after December 15, 2006. This guidance interprets SFAS 109, “Accounting for Income Taxes,” and clarifies the existing guidance regarding recognition of uncertain tax positions. Under FIN 48, a tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices. The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. The guidance also notes that these tax benefits can become recognized or “derecognized” as new information becomes available. For additional information on the Company’s income taxes, see Note 2 to these Consolidated Financial Statements, “Income Taxes.”

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

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company’s adoption of SFAS 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. SFAS 143 provides that if the requirements of SFAS 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. Based on the cost of removal inherent in MPS’s depreciation rates from the depreciation study in effect, as of December 31, 2007 and 2006, accrued removal obligations totaling approximately $5.7 million and $4.7 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation,” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as referring to “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, as of December 31, 2007 and 2006, MPS recognized a specific asset retirement obligation of $699,000 and $832,000, respectively, associated with the PCB Transformer phase-out program mandated by the State of Maine, by reducing accumulated depreciation and increasing the accrued removal obligation. This adjustment did not impact net income.

Financial Instruments

MPS has certain financial instruments, interest rate caps and swaps, on three variable-rate long-term debt issues that qualify as derivatives. Interest rate caps involve the exchange of cash for a cap on the interest rate MPS can be charged. Interest rate swaps involve the exchange of cash and the exchange of a variable-rate payment for a fixed-rate payment. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, 138 and 149, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. See Note 7, “Interest Rate Derivatives” for additional disclosure regarding the treatment of these interest rate instruments.

Foreign Exchange

MAM accounts for the operations of its Canadian subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation.” Income statement activity is translated at the average rate for the period. The balance sheet is translated at the exchange rate as of the end of the period. During 2007 and 2006, this impact increased (decreased) other comprehensive income by $387,000 and $(73,000), respectively, net of income tax. The majority of the impact of foreign exchange was associated with the operations of TMGC. However, MAM still has foreign exchange risk associated with Mecel Properties and Me&NB.

Accounts Receivable and Reserve

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on its collections history, as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its various individual customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

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

Depreciation and Amortization

Most of the utility plant depreciation is provided on a composite basis using the straight-line method, while computer equipment and vehicles are depreciated on a single-unit basis. Both types of rates are approved by the MPUC and the FERC, and were most recently updated with the 2006 distribution and transmission rate cases, with an overall reduction in depreciation rates. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 2.96%, 3.05% and 3.22% for 2007, 2006 and 2005, respectively.

Depreciation of fixed assets at TMG and Maricor Properties was straight-line based on the remaining useful life of the asset. Buildings are depreciated over 25 years; new computer hardware is depreciated over approximately three years; leasehold improvements are depreciated over the life of the lease; and office equipment is depreciated over three to five years. Each of these depreciation categories utilizes a half-year convention.

Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and other deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (See Note 13, “Commitments, Contingencies and Regulatory Matters—Seabrook Nuclear Power Project”).

Investments in Associated Companies

The Company records its investments in Associated Companies (See Note 5, “Investments in Associated Companies”) using the equity method.

Pledged Assets

The assets of MPS, including the common stock of Me&NB, are pledged as collateral for the first and second mortgage and collateral trust bonds of MPS. Substantially all of MAM’s assets, excluding those of MPS, are pledged as collateral for the Bank of America financing.

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

Restricted Investments

At December 31, 2007, the Company had $2.5 million of restricted investments. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.4 million of the restricted investments. On February 6, 2008, following the final payment on the 1998 Notes, the proceeds of the capital reserve fund were released to MPS. Approximately $72,000 of insurance proceeds on an MPS substation incident is also held by the Trustee of MPS’s first and second mortgage bonds. At December 31, 2006, the Company’s $2.5 million restricted investments balance represented the $2.4 million Capital Reserve Fund and $69,000 of insurance proceeds.

Stock Option Plan

At December 31, 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plan.” The Company accounts for this plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Accounting for Stock Based Compensation.”

Stock Plan for Outside Directors

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 14,849 shares have been issued, with 5,151 shares remaining available for issuance.

Preferred Shares

In February 2005, MAM issued 9,500 shares of convertible preferred stock in conjunction with the acquisition of software now owned by MTI. The entity to which these securities were issued was HCI Systems Asset Management, LLC. In February 2007, 3,000 shares of preferred stock were converted into 12,078 shares of common stock. The remaining 6,500 preferred shares were converted into 26,000 shares of common stock in April 2007. If MAM’s stock price is below $25 on March 31, 2008, HCI will be entitled to additional shares of stock.

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

Discontinued Operations

Goodwill and Acquired Intangibles

The Company’s acquisitions of RES, M&R, Eastcan and Pace resulted in goodwill and other intangible assets, which affected the amount of amortization expense and impairment expense the Company incurred. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that the Company, on an annual basis, calculate the fair value of the reporting units containing the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, Management relied on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and Management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

For impairment testing purposes, the reporting unit was defined as the acquired operations. For these acquisitions, the operations acquired became the mechanical and electrical engineering components of TMGC and TMGNE. All goodwill associated with these acquisitions was written off during 2006.

Revenue Recognition—MTI

Maricor Technologies, Inc. was engaged as a seller and licensor of software. Generally, revenue was recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended, and Statement of Position No. 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For multiple element license arrangements, the license fee was allocated to the various elements based on evidence of fair value. When a multiple element arrangement included rights to post-contract customer support, the portion of the license fee allocated to support was recognized ratably over the term of the arrangement.

Amortizable Intangible Assets

The Company had identifiable intangible assets from the acquisition of unregulated mechanical and electrical engineering companies. These intangible assets were identified as the expected profit from the backlog of projects in progress as of the acquisition date and from the value derived from the client lists from these service firms. These assets were amortized over their estimated useful lives, which are approximately one year for the backlog and three years for the client lists. The remaining intangible assets of $67,000 were written off and included in the estimated loss on sale in 2006.

Reclassifications

The reclassification of the unregulated engineering services segment, the unregulated software technology segments, and Mecel from continuing operations to discontinued operations have been made to the 2005 financial statement amounts in order to conform to the 2007 and 2006 presentation. Further, the unregulated real estate segment reported in the 2005 financial statements has been reclassified to the equity method, instead of consolidated, also to conform to the 2007 and 2006 presentation.

New Accounting Pronouncements

Business Combinations

On December 4, 2007, the FASB issued FASB Statement (“SFAS”) No. 141(R), “Business Combinations.” This statement significantly changed the accounting for business combinations, requiring an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Accounting for acquisition costs, non-controlling interests, acquired contingent liabilities, in-process research and development, restructuring costs and deferred tax asset valuation allowances and income tax uncertainties will all change under the new guidance. SFAS 141(R) also implemented new disclosure requirements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. With our change in strategy, we have no current plans for significant acquisitions, and therefore do not anticipate a material impact from the adoption of this standard. However, we cannot guarantee acquisitions will not occur in the future that could be materially impacted by this new standard.

Noncontrolling Interests in Consolidated Financial Statements

Also on December 4, 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 requires the recognition of a noncontrolling interest (also known as a minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, this standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. A gain or loss will be recognized in net income when a subsidiary is deconsolidated, using the fair value of the noncontrolling equity investment on the deconsolidation date. Finally, SFAS 160 expanded the disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.

The Fair Value Option for Financial Assets and Financial Liabilities

The FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” in February 2007. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of MAM’s 2008 fiscal year. The Company is in the process of assessing the impact of SFAS 159 on its financial statements, but does not anticipate a material impact from the adoption of this standard.

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

The foreign income taxes include only the Canadian income taxes for TMGC, Me&NB and Mecel.

	2007	2006	2005
	(In thousands of dollars)
Current income taxes
Federal	$—	$—	$(730)
State	—	—	(87)
Foreign	—	6	(140)

Total current income taxes	—	6	(957)

Deferred income taxes
Federal	$1,210	$(3,226)	$759
State	213	(569)	134

Total deferred income taxes	1,423	(3,795)	893

Investment credits, net	(23)	(25)	(25)

Total income taxes	$1,400	$(3,814)	$(89)

Allocated to:
Operating income
— Regulated	$2,531	$1,575	$1,506
— Unregulated	(560)	(1,068)	(878)

Subtotal	1971	507	628
Discontinued Operations	(634)	(4,322)	(719)

Total Operating	1,337	(3,815)	(91)
Other income	63	1	2

Total	$1,400	$(3,814)	$(89)

The effective income tax rates differ from the U.S. statutory rate as follows:

	2007	2006	2005
Statutory Rate	34.0%	34.0%	34.0%
Holding Company Formation	(0.2)	0.1	1.9
State Income Taxes	6.9	6.0	4.6
Book to Accrual Adjustments	1.4	(2.6)	3.8
Disallowed Meals	0.3	(0.2)	(5.5)
Valuation Allowance on Earnings from Investments	3.0	0.6	5.6
Depreciation Flow-through on ADR Property	0.0	0.0	(19.3)
ITC Amortization	(0.7)	0.3	8.0
Other	1.5	1.0	(4.3)

Effective Rate	46.2%	39.2%	28.8%

The book to accrual adjustments of 1.4%, (2.6)% and 3.8% in 2007, 2006 and 2005, respectively, represent tax true-up items associated with revised tax estimates. These items are an empowerment zone credit wage add-back, true-up of the tax amortization of goodwill, and a true-up of taxable dividends received from a joint venture company.

The valuation allowance on earnings from investments items of 3.0%, 0.6% and 5.6% in 2007, 2006 and 2005, respectively, relate to MPS’s interest in two joint venture companies, Maine Yankee and MEPCO. MPS’s net income includes the equity earnings from these two companies, which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income. Deferred taxes are not provided on the equity earnings or the dividends since these companies dividend substantially all of their earnings on a quarterly basis.

According to regulated utility income tax accounting rules, MPS does not provide deferred income tax on certain timing differences related to accelerated depreciation on Asset Depreciation Range property, which was originally placed in service during the years 1971 through 1980. The depreciation flow-through on ADR property item of (19.3%) in 2005 relates to tax depreciation on this property. In 2006 and 2007, the impact on the effective rate was minimal, as most of this property is now fully depreciated.

The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2007	2006	2005
Temporary Differences at Statutory Rates:
Seabrook	$(613)	$(613)	$(613)
Liberalized Depreciation	49	88	262
Deferred Fuel	(1,528)	1,908	1,740
Deferred Regulatory Expenses	(28)	90	(146)
Flexible Pricing Revenue	(193)	12	51
Accrued Pension & Post-Retirement Benefits	81	355	7
Wheelabrator-Sherman Power Purchase Restructuring	—	(579)	(579)
Reacquired Debt	(83)	1	(77)
Software Amortization	40	178	114
Cancelled Plant	(101)	203	—
Net Operating Loss Carryforwards of Continuing Operations	4,964	(1,055)	—
Discontinued Operations	(847)	(4,322)	123
Other	(318)	(61)	11

Total Temporary Differences—Statutory Rates	$1,423	$(3,795)	$893

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2007, 2006, or 2005.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. There were no adjustments required to the reported tax benefits at January 1, or December 31, 2007, from the adoption of this standard. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. As of January 1, and December 31, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

In the first quarter of 2008, the Company was under audit by the State of Maine for its 2005 and 2006 State income tax and sales tax returns. This review was completed during the first quarter of 2008, with no material adjustments. These returns could remain subject to audit, if the US Federal income tax returns for those years are selected for audit. There are no reserves associated with these returns. The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2003, or earlier.

As required by SFAS No. 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets, which consist principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated Other Comprehensive Income (“OCI”) associated with the interest rate hedge. For the years ended December 31, 2007, 2006 and 2005, Management evaluated the deferred tax asset valuation allowance and determined no adjustment was needed.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Seabrook	$5,124	$5,737
Property	9,527	9,526
Flexible Pricing Revenue	403	596
Deferred Fuel	12,311	13,839
Pension and Post-Retirement Benefits	(2,173)	(1,992)
Net Operating Loss Carryforwards	(2,095)	(1,055)
Other Comprehensive Income	(853)	(602)
Other	(380)	311

Net Accumulated Deferred Income Tax Liability from Continuing Operations	21,864	26,360

Goodwill Impairment Loss	$—	$(1,018)
Estimated Loss on Sale of Discontinued Operations	—	(2,485)
Net Operating Loss Carryforwards	—	(1,204)
Amortization of Goodwill	—	375
Other Comprehensive Income	538	287
Other	(11)	(26)

Net Accumulated Deferred Income Tax Liability (Asset) from Discontinued Operations	527	(4,071)

Net Accumulated Deferred Income Tax Liability	$22,391	$22,289

3.    DISCONTINUED OPERATIONS

As noted in MAM’s 2006 Form 10-K, the Company has refocused its corporate strategy on utility-centric business. In conjunction with this change, MAM divested all of its unregulated software technology and engineering operations during 2007. As a result, TMG and MTI were reclassified as discontinued operations in these financial statements, in accordance with FAS 144.

The net loss for TMG is composed of the following (in thousands of dollars):

	2007	2006	2005
Loss on Sale	$(154)	$(4,717)	$—
Goodwill Impairment Loss	—	(2,546)	—
Loss From Operations:
Operating Revenue	2,395	5,735	5,291
Expenses	(3,457)	(7,232)	(6,633)

Loss from Operations	(1,062)	(1,497)	(1,342)

Benefit of Income Taxes	470	3,467	495

Net Loss—Unregulated Engineering Services	$(746)	$(5,293)	$(847)

The TMG balance sheet as of December 31, 2007, 2006 and 2005 is as follows (in thousands of dollars):

	2007	2006	2005
Assets:
Cash & Cash Equivalents	$48	$210	$315
Accounts Receivable, Net	15	1,798	1,551
Unbilled Contract Revenue	—	1,155	816
Other Current Assets	114	76	76

Current Assets	177	3,239	2,758

Fixed Assets, Net of Depreciation	578	733	1,028
Intangible Assets and Goodwill	—	162	7,032
Income Taxes Receivable	—	864	1,243
Deferred Tax Assets	—	2,494	—
Other Assets	—	—	13
Long-Term and Other Assets	578	4,253	9,316

Total Assets	$755	$7,492	$12,074

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(4,966)	$(4,116)	$1,601

Notes Payable to Banks	—	1,000	1,000
Accounts Payable and Accrued Employee Benefits	6	1,602	748
Intercompany Accounts Payable	1,402	1,727	2,367
Unearned Revenue	—	139	92
Other Current Liabilities	531	50	429

Current Liabilities	1,939	4,518	4,636

Intercompany Notes Payable	3,782	4,890	3,637
Long-Term Debt	—	2,200	2,200

Long-Term and Other Liabilities	3,782	7,090	5,837

Total Shareholder’s Equity and Liabilities	$755	$7,492	$12,074

Maricor Technologies

MTI’s operating revenue and net loss for 2007 and 2006 is as follows (in thousands of dollars):

	2007	2006
Loss on Sale	$—	$(1,033)
Loss From Operations:
Operating Revenue	132	183
Expenses	(543)	(1,303)

Loss From Operations	(411)	(1,120)

Benefit of Income Taxes	164	856

Net Loss—Unregulated Software Technology	$(247)	$(1,297)

MTI had no assets at December 31, 2007. MTI’s assets, liabilities and shareholder’s equity at December 31, 2006 were (in thousands of dollars):

2006
Assets:
Accounts Receivable, Net	$29
Current Assets	29
Fixed Assets, Net of Depreciation	203
Income Taxes Receivable	329
Deferred Tax Assets	586

Long-Term and Other Assets	1,118

Total Assets	$1,147

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(330)
Accounts Payable and Accrued Employee Benefits	133
Intercompany Accounts Payable	1,120
Unearned Revenue	24

Current Liabilities	1,277

Other Liabilities	200

Other Liabilities	200

Total Shareholder’s Equity and Liabilities	$1,147

4.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated engineering services: The Maricor Group and its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: Maricor Technologies, Inc., classified as discontinued operations;

•	Unregulated energy marketing: EA, an inactive subsidiary, classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility, operations of MAM USG and inter-company eliminations.

The segment information for 2006 and 2005 has been reclassified to conform to the 2007 presentation.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” MAM provides certain administrative support services to MPS and MAM USG, and provided similar services to TMG, and MTI and their subsidiaries. The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations. The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services. The administrative services are billed to MAM at cost through inter-company transactions. Operations services for which MPS has an established rate for charging third-parties are charged at those established rates.

		Twelve Months Ended December 31, 2007 Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$37,451	$—	$—	$—	$69	$37,520
Operating Expenses
Regulated Operation & Maintenance	14,798	—	—	—	—	14,798
Unregulated Operation & Maintenance	—	—	—	—	1,319	1,319
Depreciation	2,816	—	—	—	1	2,817
Amortization of Stranded Cost	10,747	—	—	—	—	10,747
Amortization	227	—	—	—	—	227
Taxes Other than Income	1,728	—	—	—	5	1,733
Income Taxes	2,531	—	—	—	(560)	1,971

Total Operating Expenses	32,847	—	—	—	765	33,612

Operating Income (Loss)	4,604	—	—	—	(696)	3,908

Other Income (Deductions)
Equity in Income of Associated Companies	55	—	—	—	(35)	20
Interest and Dividend Income	60	—	—	—	(41)	19
Other Deductions	(104)	—	—	—	(14)	(118)

Total Other Income (Deductions)	11	—	—	—	(90)	(79)

Income (Loss) Before Interest Charges	4,615	—	—	—	(786)	3,829
Interest Charges	883	—	—	—	321	1,204

Income (Loss) from Continuing Operations	3,732	—	—	—	(1,107)	2,625
Loss from Discontinued Operations:
Loss on Sale of Discontinued Operations	—	(154)	—	—	—	(154)
Loss From Operations	—	(1,062)	(411)	—	—	(1,473)
Benefit of Income Taxes	—	470	164	—	—	634

Loss from Discontinued Operations	—	(746)	(247)	—	—	(993)

Net Income (Loss)	$3,732	$(746)	$(247)	$—	$(1,107)	$1,632

Total Assets	$134,826	$755	$—	$—	$44	$135,625

Capital Expenditures	$6,178	$—	$—	$—	$—	$6,178

		Twelve Months Ended December 31, 2006 Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
		(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$35,601	$—	$—	$—	$—	$35,601
Operating Expenses
Regulated Operation & Maintenance	15,266	—	—	—	—	15,266
Unregulated Operation & Maintenance	—	—	—	—	2,161	2,161
Depreciation	2,893	—	—	—	1	2,894
Amortization of Stranded Cost	10,960	—	—	—	—	10,960
Amortization	155	—	—	—	—	155
Taxes Other than Income	1,774	—	—	—	33	1,807
Income Taxes	1,575	—	—	—	(1,068)	507

Total Operating Expenses	32,623	—	—	—	1,127	33,750

Operating Income (Loss)	2,978	—	—	—	(1,127)	1,851

Other Income (Deductions)
Equity in Income of Associated Companies	289	—	—	—	(6)	283
Interest and Dividend Income	52	—	—	—	(32)	20
Other Deductions	(139)	—	—	—	(2)	(141)

Total Other Income (Deductions)	202	—	—	—	(40)	162

Income (Loss) Before Interest Charges	3,180	—	—	—	(1,167)	2,013
Interest Charges	1,051	—	—	—	295	1,346

Income (Loss) from Continuing Operations	2,129	—	—	—	(1,462)	667
(Loss) Income from Discontinued Operations:
Estimated Loss on Sale	—	(4,717)	(1,033)	—	—	(5,750)
Goodwill Impairment Loss	—	(2,546)	—	—	—	(2,546)
(Loss) Income From Operations	—	(1,497)	(1,120)	2	1	(2,614)
Benefit of (Provision for) Income Taxes	—	3,467	856	(1)	—	4,322

(Loss) Income from Discontinued Operations	—	(5,293)	(1,297)	1	1	(6,588)

Net Income (Loss)	$2,129	$(5,293)	$(1,297)	$1	$(1,461)	$(5,921)

Total Assets	$134,184	$7,492	$1,147	$334	$5,157	$148,314

Capital Expenditures	$3,502	$49	$244	$—	$30	$3,825

		Twelve Months Ended December 31, 2005 Unregulated
	Regulated Electric Utility	Engineering Services	Software Technology	Energy Marketing	Other	Total
		(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$34,314	$—	$—	$—	$(15)	$34,299
Operating Expenses
Regulated Operation & Maintenance	14,352	—	—	—	—	14,352
Unregulated Operation & Maintenance	—	—	—	—	1,968	1,968
Depreciation	2,781	—	—	—	1	2,782
Amortization of Stranded Cost	10,533	—	—	—	—	10,533
Amortization	365	—	—	—	—	365
Taxes Other than Income	1,671	—	—	—	34	1,705
Income Taxes	1,506	—	—	—	(878)	628

Total Operating Expenses	31,208	—	—	—	1,125	32,333

Operating Income (Loss)	3,106	—	—	—	(1,140)	1,966

Other Income (Deductions)
Equity in Income of Associated Companies	182	—	—	—	(232)	(50)
Interest and Dividend Income	55	—	—	—	(31)	24
Other Deductions	(39)	—	—	—	(52)	(91)

Total Other Income (Deductions)	198	—	—	—	(315)	(117)

Income (Loss) Before Interest Charges	3,304	—	—	—	(1,455)	1,849
Interest Charges	1,040	—	—	—	(132)	908

Income (Loss) from Continuing Operations	2,264	—	—	—	(1,323)	941
(Loss) Income from Discontinued Operations:
(Loss) Income From Operations	—	(1,342)	(540)	(3)	5	(1,880)
Benefit of Income Taxes	—	495	222	2	—	719

(Loss) Income from Discontinued Operations	—	(847)	(318)	(1)	5	(1,161)

Net Income (Loss)	$2,264	$(847)	$(318)	$(1)	$(1,318)	$(220)

Total Assets	$137,440	$12,074	$1,706	$235	$(152)	$151,303

Capital Expenditures	$4,822	$238	$446	$—	$23	$5,529

The following tables present the operations and assets of the Company by geographic location:

Financial Information about Foreign and Domestic Operations

(In thousands of U.S. dollars)

	2007	2006	2005
Revenue:
Operating Revenue from Domestic Operations:
Maine Public Service Company	$37,451	$35,601	$34,314
Other(1)	69	—	(15)
Operating Revenue	37,520	35,601	34,299

Intercompany Revenue:
Intercompany Revenue from Domestic Operations:
Maine Public Service Company	$54	$—	$15

Intercompany Revenue	54	—	15

Operating Income (Loss):
Operating Income (Loss) from Domestic Operations:
Maine Public Service Company	$4,622	$2,989	$3,118
Other (1)	(696)	(1,127)	(1,140)

Subtotal	3,926	1,862	1,978

Operating Loss from Foreign Operations:
Maine & New Brunswick	(18)	(11)	(12)

Subtotal	(18)	(11)	(12)

Operating Income	3,908	1,851	1,966

Net Income (Loss):
Net Income (Loss) from Domestic Operations:
Maine Public Service Company	$3,711	$2,122	$2,261
The Maricor Group(2)	(251)	(2,266)	(804)
Maricor Technologies, Inc.(2)	(247)	(1,297)	(318)
Other(1)	(1,107)	(1,460)	(1,319)

Subtotal	2,106	(2,901)	(180)

Net (Loss) Income from Foreign Operations:
The Maricor Group, Canada(2)	(488)	(3,043)	(60)
Maine & New Brunswick	21	7	3
Mecel Properties	(7)	16	17

Subtotal	(474)	(3,020)	(40)

Total Net (Loss) Income	1,632	(5,921)	(220)

Identifiable Assets:
Identifiable Assets from Domestic Operations:
Maine Public Service Company	$133,847	$133,234	$137,312
The Maricor Group(2)	—	3,665	4,207
Maricor Technologies, Inc.(2)	—	1,147	1,706
Other (1)	44	5,491	47

Subtotal	133,891	143,537	143,272

Identifiable Assets from Foreign Operations:
The Maricor Group, Canada(2)	—	3,225	7,320
Maine & New Brunswick	979	950	128
Mecel Properties(2)	755	602	583

Subtotal	1,734	4,777	8,031

Total Identifiable Assets	135,625	148,314	151,303

(1)	“Other” includes the holding company, MAM, MAM Utility Services Group, Energy Atlantic, and intercompany eliminations.

(2)	TMG (including TMGC and Mecel Properties) and MTI are presented as discontinued operations in the consolidated financial statements.

5.    INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments, Inc. This sale specifically excluded the economic ownership of Mecel, with MAM retaining 100% of the economic ownership of Mecel. Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but is not the primary beneficiary of Maricor Properties, including the Vaughan Harvey building and Cornwallis, as of the date of this transaction. Therefore, the assets and liabilities of Mecel remained consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties are no longer consolidated. MAM’s investment in Maricor Properties is reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries are presented within the line “Accounts Receivable from Associated Companies.” On September 12, 2007, the shares of Mecel were sold from Maricor Properties to TMGC, and Mecel is consolidated in these financial statements within the unregulated engineering services segment in discontinued operations.

As of December 31, 2007, condensed financial information for the components of Maricor Properties not consolidated in these financial statements is as follows (in thousands of dollars):

Total Assets	$8,997
Less:
Long-term Debt	6,376
Short-term Debt	2,012
Other Liabilities	409

Net Assets	$200

MAM’s Equity in Net Assets	$100

MAM recorded equity in the loss of Maricor Properties of $22,000 during 2007, and $181,000 equity in the income of Maricor Properties in 2006. The income in 2006 was due to the sale of the share to Ashford.

Maricor Ashford Ltd

As of March 21, 2007, MAM became an equal partner in Maricor Ashford Ltd, an inactive real estate development and redevelopment joint venture with Ashford, an unaffiliated real estate management company. Prior to this date, Maricor Properties was an equal partner in this joint venture with Ashford. On September 12, 2007, MAM sold its shares of Maricor Ashford to Ashford for a $50,000 note receivable. At December 31, 2007, this note is recorded in “Accounts Receivable from Associated Companies.” It was paid in full in January 2008. MAM also incurred a loss on this sale of $8,000, recorded in “Other—Net” on the Consolidated Statement of Operations.

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

Substantially all Maine Yankee and MEPCO earnings are distributed to investor companies.

Condensed financial information for Maine Yankee and MEPCO is as follows (in thousands of dollars):

	Maine Yankee			MEPCO
	2007	2006	2005	2007	2006	2005
Earnings
Operating revenues	$58,746	$63,356	$60,060	$3,826	$3,833	$3,339
Earnings applicable to Common Stock	617	3,200	1,879	1,449	1,776	988
Company’s equity share of net earnings	$31	$160	$94	$109	$133	$74
Investment
Total assets	$384,639	$419,305	$451,377	$10,844	$8,804	$9,927
Less:
Other liabilities and deferred credits	382,484	405,426	422,511	1,053	365	3,167

Net assets	$2,155	$13,879	$28,866	$9,791	$8,439	$6,760
MPS’s equity in net assets	$108	$694	$1,443	$733	$632	$506

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008. These stock redemptions are treated as reductions of MPS’s investment in Maine Yankee when declared. The following table shows the common stock redemptions to date:

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received
September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	$150,110	July 11, 2002
September 26, 2002	33,900	1,695	$225,166	October 4, 2002
December 18, 2002	33,800	1,690	$224,502	January 9, 2003
September 25, 2003	45,200	2,260	$300,222	October 14, 2003
December 17, 2003	30,100	1,505	$199,926	January 7, 2004
March 29, 2005	52,700	2,635	$350,037	April 13, 2005
March 7, 2006	30,100	1,505	$199,926	April 3, 2006
June 13, 2006	60,200	3,010	$399,853	July 10, 2006
December 5, 2006	37,600	1,880	$249,742	January 18, 2007
June 20, 2007	37,600	1,880	$249,742	July 5, 2007
December 11, 2007	36,000	1,800	$239,115	January 14, 2008

	495,000	24,750	$3,287,825

6.    SHORT-TERM CREDIT ARRANGEMENTS

The following table summarizes the balances outstanding under the Company’s short-term credit arrangements at December 31, 2007 and 2006:

	2007	2006
Maine Public Service Company
Bank of America, N.A. $10,000,000, 3 Year Revolving Working Capital Line of Credit	$8,000	$8,000
Maine & Maritimes
Bank of America, N.A. $4,000,000, 3 Year Revolving Working Capital Line of Credit	—	2,270
Bank of America, N.A. $1,700,000, Term Note	—	1,700

Total—Continuing Operations	8,000	11,970

The Maricor Group
Katahdin Trust Company $1,000,000 Secured Revolving Working Capital Credit Arrangement	—	1,000

Total—Discontinued Operations	—	1,000

Total Short-Term Credit Arrangements	$8,000	$12,970

On June 13, 2006, MAM entered into an agreement to borrow up to $1.7 million from Bank of America. This loan had interest payable on the last day of each month beginning June 30, 2006, until full payment of any outstanding principal at the Bank’s prime rate plus 1%. This term loan was available to the Company until December 31, 2006, or earlier if the loan principal was paid down. Minimum principal payments in the amount of $140,000 at the end of each month began on January 31, 2007, and end the earlier of December 31, 2007, or until the loan is fully repaid. As of December 31, 2007, the balance was fully repaid. There were no additional amounts available.

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2007, there was $8.0 million outstanding on this line of credit, with $2.0 million available, and MPS is in compliance with all of its debt covenants.

On October 21, 2005, MAM arranged a new, three-year $4.0 million revolving line of credit with Bank of America for working capital, letters of credit and the repayment of the $750,000 Katahdin Trust Company ninety-day line of credit. Of this $4.0 million line of credit, $1.7 million is in the form of a letter of credit (“LOC”) securing a loan from Royal Bank of Canada which loan was used as a portion of the funds to acquire Cornwallis Court Developments Ltd. The MAM line of credit is secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. This line of credit was converted to a term note on March 13, 2007, described more fully below.

The Maricor Group had a revolving credit arrangement with Katahdin Trust Company for borrowings up to $1 million. This revolving credit arrangement was arranged on November 29, 2005, with an interest rate of LIBOR plus 2.75%. It was for a one-year term and subject to extension with the consent of the bank. This facility was renewed on November 29, 2006, with an amendment of the interest rate margin from 2.75% to 3.25%. Effective June 30, 2007, the availability of the revolving line of credit was to be reduced to $800,000. All other terms and conditions remained the same. This facility replaced the $1 million revolving credit facility previously with TD BankNorth N.A. This facility was repaid in full in June 2007 with the proceeds from the sale of the assets of TMGC’s Halifax division.

MAM was in compliance with all of its debt covenants at December 31, 2007. However, MAM did not meet the interest coverage ratio required under the MAM Credit Agreement with Bank of America or the TMG facility with Katahdin Trust Company for the third quarter of 2006 and the fourth quarter of 2006. Bank of America and Katahdin Trust Company granted waivers from compliance with the interest coverage ratio requirements for both the third and fourth quarters. The waivers included three provisions. First, waiver fees totaling $56,000 were assessed. Second, a modification was made to the interest coverage ratio requirements for 2007 for the Bank of America $1.7 million term note, the Bank of America $4.0 million line of credit and the Katahdin Trust Company $1.0 million line of credit. For the three, six and twelve months ended March 31, June 30 and December 31, 2007, MAM must meet a 1.75:1 interest coverage ratio, calculated as earnings before interest and income taxes divided by interest expense. For the nine months ended September 30, 2007, 1.25:1 is the minimum ratio required. Third, the Bank of America $4.0 million line of credit was converted from a revolving credit agreement to a term note, effective March 13, 2007. With this conversion, the principal balances must be repaid at a rate of $140,000 per month, beginning January 31, 2008.

7.    INTEREST RATE DERIVATIVES

MPS has three long-term debt issues with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues, locking in the rates over the remaining terms of the issues. For the Finance Authority of Maine (“FAME”) 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%. For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.

At December 31, 2007, the fair value of these qualified cash flow hedges was $2.3 million, reflected as “Carrying Value of Interest Rate Hedge” in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2007, the difference between the fixed rates and the underlying variable rates on the issues of approximately $171,000 was charged to interest expense. Although the fixed interest rates were higher than the underlying variable rates, a portion of the MPUC approved rate increase was to cover this difference. Management believes the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward interest rate risk. The loss in fair value on the interest rate swaps from December 31, 2006 to December 31, 2007, of $619,000 less the deferred tax of $248,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. Gains or losses in the fair market value of the interest rate swaps do not impact the Company’s net income or revenues, unless MPS’s shareholder’s common equity falls below the minimum allowable 48% of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008, on $11.5 million of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A (“1998 Notes”), issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $11,000, $28,000, and $45,000 remaining at the end of 2007, 2006, and 2005, respectively, as a regulatory asset. The provider of the cap estimated its value at the end of 2007 at $0.

8.    LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds in the amounts of $5.0 million and $4.5 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 which expired in November 2003, and applied to the 2000 and 1996 Series, as described below. For 2007, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.53%, issuance costs and credit enhancement fees since issuance were 6.07%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28,

2006, Bank of America issued its Direct Pay Letter of Credit to expire March 2009, to replace Bank of New York’s Letter of Credit. At the end of 2007, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.43%, issuance costs and credit enhancement fees were 5.96%.

On May 29, 1998, FAME issued $11.5 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (“1998 Notes”) on behalf of MPS. The 1998 Notes were repaid February 5, 2008. Refer to Note 15 of these Consolidated Financial Statements, “Subsequent Events.” The 1998 Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank (now TD BankNorth), Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The 1998 Notes were limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.4 million at the end of 2005 and 2004. MPS has issued $4.0 million of its first mortgage bonds and $7.5 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The 1998 Notes incurred interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2007, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 4.66%.

The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS’s revolving credit arrangement in Note 6, “Short-Term Credit Arrangements.”

The first and second mortgage bonds described above that secure MPS’s long-term debt are supported by the bondable additions of substantially all of MPS’s utility plant.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, 7-year term loan with Fleet National Bank, now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of one-month LIBOR plus 1.5%. The loan is to be repaid in scheduled monthly principal payments as follows:

December 1, 2004 through November 1, 2007	$50,000
December 1, 2007 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

As of December 31, 2007, $4.1 million of this loan remained outstanding.

On July 9, 2007, TMG entered into a $1.5 million note with Katahdin Trust Company. This note, together with $750,000 of the proceeds from the sale of the assets of TMGC’s Moncton division, was used to pay down the $2.2 million TMG note with Katahdin Trust Company. The loan required interest only payments for five-months, with payments of principal and interest of $37,500 each month beginning December 29, 2007. Interest is based on three-month LIBOR plus 2.75%. This loan is guaranteed by MAM. The loan agreement contains certain financial covenants, measured quarterly beginning September 30, 2007, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. A final payment of the remaining principal and accrued interest will be due December 29, 2010.

On November 29, 2005, TMG entered into a $2.2 million, secured, five-year term loan with Katahdin Trust Company. The proceeds of the loan were used to repay and refinance a $2.2 million term loan from BankNorth N.A. (now TD BankNorth). The loan required interest-only payments at a variable interest rate of three-month

LIBOR plus 2.75% through November 29, 2007. This loan was replaced in July 2007 with a $1.45 million, three-year term loan, also from Katahdin Trust Company. This loan is guaranteed by MAM and TMGC. The loan agreement contains certain financial covenants, measured quarterly beginning December 31, 2005, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio and require TMG to maintain a minimum debt service coverage ratio. This note was replaced with the Katahdin Trust Company note described above.

Long-term Debt of Maricor Properties

On July 5, 2006, Maricor Properties borrowed $2.5 million Canadian from Merrill Lynch Mortgage Lending to refinance temporary debt at the Royal Bank of Canada. The US equivalent of this borrowing was $2.2 million at the date of borrowing, and $2.5 million at December 31, 2007. The new debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term. The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%. As of the borrowing date, the interest rate was 6.011%. This loan is secured by the Vaughan Harvey Blvd. property in Moncton, New Brunswick, and is guaranteed by Ashford Investments Inc., which is a 50% equity owner of Maricor Properties.

On August 4, 2006, Maricor Properties also borrowed $4.1 million Canadian from Merrill Lynch Mortgage Lending to refinance the J. Angus MacDonald Building. The US equivalent of this borrowing was $3.58 million at the borrowing date, and $4.1 million at December 31, 2007. The proceeds were used to repay the Standard Life mortgage. The debt is a 10-year mortgage loan, with monthly payments of principal and interest based on a 25-year amortization schedule throughout the term of the loan, and the remaining loan balance payable at the end of the term. The interest rate is variable, calculated as the greater of (a) 135 basis points over the yield on the Government of Canada mortgage benchmark bond most closely approximating the term of the loan or (b) a floor of 5.20%. As of the borrowing date, the interest rate was 5.695%. This loan is secured by the J. Angus MacDonald building, and is guaranteed by Ashford Investments, Inc. and Maricor Properties.

9.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by MAM after its formation. The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided the maximum aggregate number of incentive shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The remaining 30,000 shares may be issued as non-qualified options. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years.

As of December 31, 2007, the former CEO has been the only employee to receive stock options. With his resignation in August 2006, the options granted in 2004 through 2006 were forfeited, with only the 2002 and 2003 issues remaining vested and outstanding. In November 2006, three months from the resignation of the CEO, 6,568 options were forfeited, leaving 3,932 options outstanding as of December 31, 2007, for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of December 31, 2007, and changes during the year then ended is presented below:

Options	Shares 2007	Average Exercise Price 2007
Outstanding at December 31, 2006	3,932	$30.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	3,932	$30.28

Options exercisable at December 31, 2007	3,932	$30.28

Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	4.92 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Year Ended December 31,
	2007	2006	2005
Net Income (Loss) in thousands	$1,632	$(5,921)	$(220)
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,669,776	1,637,815	1,636,322
Dilutive Effect of Common Stock Options	176	—	—

Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,669,952	1,637,815	1,636,322
Net Income (Loss) per Share (Basic)	$0.98	$(3.62)	$(0.13)
Net Income (Loss) per Share (Diluted)	$0.98	$(3.62)	$(0.13)

The common stock options and preferred shares were anti-dilutive in 2006 and 2005, and are, therefore, omitted from the calculation of Diluted Earnings per Share. The weighted-average number of potentially dilutive shares outstanding during 2006 and 2005 were:

	2006	2005
Common Stock Options	—	—
Preferred Shares	54,987	5,955

Potentially Dilutive Shares	54,987	5,955

10.    DEFERRED DIRECTORS’ COMPENSATION

The compensation program for the MAM Board of Directors includes an option for the director to defer some or all of his or her fees, rather than taking those fees in cash each quarter. The first deferral option grants the director a number of phantom shares of stock, with the number granted equivalent to the fees earned for the quarter, divided by the closing share price on the last day of that quarter. The cumulative deferred phantom shares are marked to the closing share price on the last day of each quarter, and the adjustment is recorded as expense. If applicable, any dividends paid are also converted to an equivalent number of phantom shares, and are added to the cumulative deferred total.

During 2007, the equivalent of 5,222 shares were deferred. At December 31, 2007, the equivalent of 31,318 shares have been deferred. The share price on that date was $33.25, resulting in a $1.0 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.” This unfunded liability is payable upon termination of services of the director. The plan allows for a lump sum distribution or a monthly payment over ten years. All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate. The unfunded obligation under this deferral program is $19,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

11.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States or defined contribution plans in Canada. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

On August 17, 2006, the Pension Protection Act (“PPA”) was signed into law. Included in this legislation are new minimum funding rules that will go into effect for plan years beginning in 2008. The funding target is 100% of a plan’s liability, with any shortfall amortized over seven years. There are lower funding targets, between 92% and 100%, available to well-funded plans during the transition period.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased. In conjunction with this pension freeze, MPS recorded a one-time curtailment expense of approximately $98,000 in 2006. The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees, in part or in full, depending on their number of years of service, for this lost benefit. This additional contribution ranges from 5% to 25%, and is immediately fully vested. This contribution was $727,000 for 2007.

The Company’s policy has been to fund pension costs accrued. The payments are made during the plan year and up to the filing of the federal income tax return for that year. In accordance with that policy, the Company made the following tax-deductible contributions to the plan (in thousands of dollars):

	Plan Year
	2007	2006	2005	2004
Calendar Year of Contributions:
2007	$520	$1,038	$—	$—
2006	—	642	335	—
2005	—	—	520	441

	$520	$1,680	$855	$441

No contributions are expected to be made to the Pension Plan in 2008 for the 2007 plan year.

The following table shows the components of net periodic pension cost (“NPPC”) (in thousands of dollars):

Components of NPPC	2007	2006	2005
Service Cost	$—	$561	$488
Interest Cost	1,059	1,160	1,133
Expected Return on Assets	(1,158)	(1,086)	(1,078)
Amortization of Remaining Prior Service Cost	—	90	90
Amortization of Remaining Net Loss	65	173	104
Curtailment Loss	—	98	—

Subtotal of NPPC	(34)	996	737
Amounts Capitalized and Deferred	9	(151)	(158)

NPPC Recognized	$(25)	$845	$579

Amortization related to the actuarial net loss of $75,000 is expected to be recognized in 2008. No amortization of prior service cost is expected to be recognized during 2008, as a result of the December 31, 2006, pension freeze.

The key actuarial assumptions used in determining the pension plan values were:

Key Assumptions	2007	2006	2005
Used to Determine Benefit Obligation at December 31:
Discount Rate	6.000%	5.875%	5.875%
Rate of Future Compensation Increases	N/A	N/A	4.00%
Used to Determine NPPC for Years Ended December 31:
Discount Rate	5.875%	6.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%
Rate of Future Compensation Increases	4.00%	4.00%	4.00%

The following table presents information on the Pension Plan’s projected benefit obligation (“PBO”), fair value of plan assets and the Plan’s funded status (in thousands of dollars):

Change in Projected Benefit Obligation	2007	2006
PBO at Beginning of Year	$17,706	$20,238
Service Cost	—	561
Interest Cost	1,059	1,160
Curtailment Gain	—	(3,123)
Benefits Paid	(1,095)	(1,052)
Actuarial Gain	767	(78)

PBO at End of Year	$18,437	$17,706

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$15,335	$13,803
Actual Return on Plan Assets	1,483	1,803
Employer Contributions	1,558	977
Benefits Paid	(1,095)	(1,052)
Administrative Expenses	—	(196)

Fair Value of Plan Assets at End of Year	$17,281	$15,335

PBO and Funded Status
Fair Value of Plan Assets	$17,281	$15,335
PBO	18,437	17,706

Funded Status	$(1,156)	$(2,371)

The weighted-average investment asset allocations of the Pension Plan at December 31 are as follows:

	2008 Target Allocation	Percentage of Plan Assets at December 31,
		2007	2006
Equity Securities	65-75%	68%	73%
Debt Securities	25-35%	27%	27%
Other	0%	5%	0%

Total		100%	100%

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

The target rate of return for the portfolio is 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, discussion with the Company’s actuary, as well as the plan’s asset manager.

Employer contributions to the plan and benefit payments from the plan for 2005 through 2007, as well as the 2008 estimated employer contributions and the estimated future benefit payments, are:

Pension Benefits (in thousands)
Cash Flows
Employer Contributions
2005	961
2006	977
2007	1,558
Expected 2008	410

Benefit Payments
2005	1,045
2006	1,052
2007	1,095

Estimated Future Benefit Payments
2008	1,084
2009	1,077
2010	1,102
2011	1,124
2012	1,142
Years 2013 – 2017	6,344

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, with their contributions totaling approximately 20.5% of the premium costs in 2007, compared to 19.4% in 2006 and 14.9% in 2005. The plan also covers retiree medical coverage for certain employees of Maine Public Service Company, the regulated utility. The Company implemented several plan design changes in 2006 to increase the employee contribution to ever increasing health care costs, including increases in premium sharing, deductible amount and prescription co-pays. In 2007, the Company also increased its share of the risk under the contingent premium arrangement. This plan allows the Company to reduce its premiums by sharing a portion of the risk of high claims years with the insurer. In 2007, for the 2006 health insurance plan year, MPS paid $160,000 for this contingent premium. MPS has accrued $304,000 at December 31, 2007, for the contingent premium anticipated to be paid in 2008.

The retiree medical plan was amended in 2005. As a result, employees hired on or after October 1, 2005, are not eligible for post-retirement medical coverage. Also, effective January 1, 2006, certain retiree co-pays were increased, and spousal contributions commenced. These amendments have been incorporated into the calculation of the projected benefit obligation.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans who provide a benefit that is at least actuarially equivalent to Medicare Part D. Effective for interim and annual periods ending on or after June 15, 2004, the FASB staff issued FASB Statement of Position 106-2, “Account and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). Under the Act, the Company may be entitled to a subsidy for its prescription drug benefit costs, and the effect can be reflected in post-retirement medical expense if the effect of the subsidy can be reasonably estimated.

The subsidy for a plan sponsor is 28% of a participant’s annual drug costs between $250 and $5,000, which amounts to a maximum subsidy per participant of $1,330. For the employer to receive this subsidy for any particular participant, that participant must decline coverage in Medicare’s Part D drug program. The actuary’s calculation of the benefit obligation information assumes the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy.

The following table shows the components of net periodic post-retirement benefit cost (“NPPBC”) (in thousands of dollars):

Components of NPPBC	2007	2006	2005
Service Cost	$205	$179	$182
Interest Cost	547	494	504
Expected Return on Assets	(224)	(212)	(215)
Amortization of Prior Service Cost	(60)	(60)	(60)
Amortization of Transition Obligation	71	71	143
Amortization of Net Loss	197	182	170

Subtotal of NPPBC	736	654	724
Amounts Capitalized and Deferred	(115)	(157)	(164)

NPPBC Recognized	$621	$497	$560

The amortization of net loss, prior service cost and transition obligation expected to be recognized in 2008 total $137,000.

The key actuarial assumptions used in determining the retiree medical plan values were:

Key Assumptions	2007	2006	2005
Used to Determine Benefit Obligation at December 31:
Discount Rate	6.000%	5.875%	5.875%
Rate of Compensation Increase	N/A	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	6.00%	6.50%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012	2012
Used to Determine NPPC for Years Ended December 31:
Discount Rate	5.875%	5.875%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%
Rate of Compensation Increase	N/A	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	6.50%	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage Point
	Increase		Decrease
	2007	2006	2007	2006
Effect on total cost of service and interest cost	$150	$120	$(119)	$(95)
Effect on post-retirement benefit obligation	$1,599	$1,347	$(1,299)	$(1,100)

The following table presents information on the Retiree Medical Plan’s PBO, fair value of plan assets and the Plan’s funded status (in thousands):

	2007	2006
Change in Projected Benefit Obligation
PBO at Beginning of Year	$8,857	$8,988
Service Cost	205	179
Interest Cost	547	494
Participant Contributions	42	40
Plan Amendments	—	(492)
Benefits Paid	(483)	(447)
Actuarial Loss (Gain)	465	95

PBO at End of Year	$9,633	$8,857

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$2,689	$2,564
Actual Return on Plan Assets	202	287
Employer Contributions	294	245
Participant Contributions	42	40
Benefits Paid	(483)	(447)

Fair Value of Plan Assets at End of Year	$2,744	$2,689

PBO and Funded Status
Fair Value of Plan Assets	$2,744	$2,689
PBO	9,633	8,857

Funded Status	$(6,889)	$(6,168)

The weighted-average investment asset allocations of the Retiree Medical Plan at December 31 are as follows:

	2008 Target Allocation	Percentage of Plan Assets at December 31,
		2007	2006
Equity Securities	65-75%	68%	71%
Debt Securities	25-35%	29%	29%
Other	0%	3%	0%

Total		100%	100%

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

The target rate of return for the portfolio is 8.5%, with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, discussion with the Company’s actuary, as well as the plan’s asset manager.

Employer and participant contributions to the plan and benefit payments from the plan for 2005 through 2007, as well as the 2008 estimated employer and participant contributions and the estimated future benefit payments, are:

	Health Care Benefits (in thousands)
	Employer	Participants
Cash Flows
Employer Contributions
2005	$322	$32
2006	245	40
2007	294	42
Expected 2008	532	44
Benefit Payments
2005	486
2006	447
2007	483
Estimated Future Benefit Payments
2008	448
2009	453
2010	483
2011	513
2012	528
Years 2013—2017	2,908

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1.1 million, representing deferred post-retirement benefits. The Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. This regulatory asset was fully amortized as of December 31, 2005.

The Company maintains a 401(h) sub-account of the Pension Trust for non-union retiree medical payments and a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates. Union retiree contributions were remitted to the VEBA trust fund each year. No contributions were made to the 401(h) account during 2005, 2006, or 2007.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation. Effective January 1, 2006, new MPS employees under the collective bargaining agreement receive a matching contribution of 4% of gross wages, to compensate for their ineligibility in the pension plan. Participants are 100% vested at all times in contributions they make; employer match contributions are vested after three years.

In conjunction with the December 31, 2006, pension freeze, the Company agreed to additional employer contributions to the Retirement Savings Plan to compensate existing pension participant employees in part or in full, depending on their number of years of service, for the lost benefit. This additional non-elective contribution ranges from 5% to 25% of base earnings, excluding overtime, stand-by pay and bonuses, and is immediately fully vested.

The Company’s matching contributions to the plan were approximately $150,000, $148,000, and $109,000 in 2007, 2006 and 2005, respectively.

Effective July 1, 2004, the Company also offered a defined contribution Canadian Pension Plan similar to a 401(k) plan for eligible Canadian employees of TMGC. The Company matched employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability. The matching contributions were $43,000, $17,000, and $76,000 in 2007, 2006 and 2005, respectively. The Company will have no Canadian Pension Plan contributions in 2008.

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2007, the Company’s long-term debt had a carrying value and a fair value of approximately $31.6 million.

13.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Legal Proceedings

Surplec, Inc.

On April 30, 2007, Surplec, Inc. (“Surplec”), the supplier of a transformer for a substation constructed by MPS in connection with a 42 MW wind project owned by Evergreen Wind Power, LLC (“Evergreen”), brought suit against MPS, UPC Wind Management LLC, and Evergreen, (collectively “Defendants”) in the United States District Court District of Maine, located in Bangor, Maine, seeking collection of approximately $228,000 it claimed was still owed for a 30/40/50 MVA Transformer (the “Transformer”) which MPS had purchased on behalf of Evergreen. On November 8, 2007, Surplec and the Defendants reached a settlement agreement in this matter, under which all claims were dismissed with prejudice, and MPS remitted the remaining $219,000 owed on the Transformer. Accordingly, MPS incurred no liability associated with the claims, except sharing equally with Evergreen the nominal cost of transportation and inspection expenses associated with returning the Transformer to Surplec for refurbishment.

Regulatory Matters

Notice of Inquiry Regarding Allowance of Electric Utilities in Maine to Reenter Energy Supply Business

On July 25, 2007, the Maine Public Utilities Commission issued a Notice of Inquiry (“NOI”) regarding the reentry of electric utilities into the energy supply business. The NOI was issued based on a State of Maine Legislative Resolve that directs the MPUC to undertake a review of the issues involved with transmission and distribution (“T&D”) utilities entering the energy supply business. The Resolve specifies that for purposes of the review, “energy supply business” includes owning, operating, or having an interest in electric generation facilities, load management activities or demand-side management activities. The Resolve required that the MPUC submit a report containing its findings and recommendations for further action and legislation to implement its recommendations to the Joint Standing Committee on Utilities and Energy no later than January 15, 2008. The MPUC initiated this Inquiry to obtain information, viewpoints and recommendations from interested persons on the issues raised in the Resolve. MPS actively participated in the NOI process. On January 15, 2008, the MPUC issued its Report to the Legislature, recommending that the Restructuring Act not be changed at this time.

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

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis. At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and CMP, pursuant to Section II 46-48 of the ISO New England (“ISO-NE”) OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO operated transmission system. The preliminary study results indicate economic and reliability benefits would accrue to Maine, as well as the entire New England region, as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP have begun preparations to file for approval of the new line with the MPUC during 2008. Coincident with this effort, on February 26, 2008, MPS conditionally requested ISO’s consent to MPS becoming a member of ISO-NE, more specifically an Additional Participating Transmission Owner as set forth in Section 11.05 of the Transmission Operating Agreement. The request was conditioned on a number of significant factors and necessary approvals, including (a) that the costs of new line and portions of MPS’s existing transmission system be included in New England regional rates in a manner that northern Maine consumers will obtain economic benefits from joining ISO-NE that outweigh the costs to them; (b) that the new line be constructed, energized and included in the ISO-NE Regional Network Service (“RNS”) transmission rate; and (c) that the MPUC grant a Certificate of Public Convenience and Necessity for the project and concur with MPS becoming an Additional Participating Transmission Owner. MPS cannot predict the outcome of this effort.

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

During June 2006, the Company entered into settlement discussions with the parties to Docket No. 2006-24. The discussions led to a Stipulation that was filed with the MPUC on June 23, 2006. The Stipulation proposed an increase to the Company’s distribution revenue of $1.75 million, effective July 15, 2006. Additionally, the Company agreed to defer its increase in the Demand-Side Management (“DSM”) mil rate and its decrease in the transmission component of its delivery rate until July 15, 2006, as described below. The net effect of the three retail rate changes was an increase to annual retail delivery revenue of approximately $1.33 million or an average increase to the Company’s electric delivery rate of 3.84%. The Stipulation was approved by the Commission on July 5, 2006, and new distribution rates implementing the net retail revenue change became effective July 15, 2006.

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

MPUC Approves the Pass-Through of Retail Transmission Rates to MPS Retail Jurisdictional Customers, and the Increase to DSM Mil Rate, MPUC Docket No. 2003-516

Per agreement with the MPUC, the new transmission rates for retail customers were put into retail rates on July 15, 2006, to coincide with MPS’s distribution rate increase. These rates were approved by the MPUC on July 5, 2006. Per this filing, the DSM mil rate was increased by 20%, or approximately $111,000, and the retail transmission rate was decreased by 13.43%, or approximately $534,000.

Maine Public Utilities Commission 2006 Stranded Cost Rate Case

The Company filed its 2006 Stranded Cost case on August 31, 2006, in MPUC Docket No. 2006-506. The filing is an update of the Stipulation in the prior Stranded Cost case, MPUC Docket No. 2003-666. MPS proposed that stranded cost rates remain the same as those agreed to in the prior filing. The initial case conference was held on September 26, 2006, and the Stipulation was approved by the Commission on November 30, 2006, with no impact on rates for the period beginning January 1, 2007, and ending December 31, 2009. The Stipulation also included an annual reconciliation provision to reconcile actual sales volume to the projections made by MPS. This provision increased revenue approximately $91,000 during 2007.

Federal Energy Regulatory Commission 2006 Open Access Transmission Tariff Formula Rate Filing

On May 31, 2006, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff in Docket No. ER 05 (the “2006 OATT”) to modify its transmission rate formula. MPS filed its updated rates under the 2006 OATT formula on June 15, 2006, pursuant to Docket ER00-1053, with an effective date of June 1, 2006, for both wholesale and retail customers, subject to a customer refund that may occur as a result of the proceeding and potential settlement negotiations. The retail transmission revenue requirement was decreased by approximately $534,000 on July 15, 2006, under the 2006 OATT. This represented a 13.43% decrease to the transmission component of retail delivery rates. The primary reasons for the decrease were a shift in costs between transmission and distribution and the settlement of the 2005 Open Access Transmission Tariff through rates, as described more fully below.

A settlement between the parties to the 2006 OATT was provided to the FERC on December 22, 2006. The significant elements of the settlement included a 10.5% return on equity (“ROE”) on transmission assets, recovery of 90% of the expenditures associated with Line 3875 in transmission rate base to be amortized over three years, the inclusion of new depreciation rates beginning January 1, 2007, and Oracle allocation consistent with the distribution rate case. This settlement was approved on February 8, 2007.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $30.86 million and $34.69 million at December 31, 2007 and 2006, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over a ten-year period. In 2008, MPS began its eighth year of this ten-year program. The cost of testing the transformers is expensed as incurred; replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the ten-year program is estimated to be $3.0 million and, as of December 31, 2007, $2.3 million has been spent to remediate approximately 61% of the transformers in this effort.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS recognized an asset retirement obligation associated of $699,000 with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company, which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2007, MPS is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $4.77 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

In accordance with its 1999 FERC rate case settlement, on October 20, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004, when major decommissioning activities were expected to be nearing completion. The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits. To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year through October 2008, over current decommissioning collection levels, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction from November 2008 through October 2010. On September 16, 2004, the FERC approved the new rates pursuant to a settlement reached by the active parties that reflected substantially similar terms to those proposed by Maine Yankee in its October 2003 filing. MPS’s share of this increase, approximately $189,000, will be recovered as stranded costs.

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. Maine Yankee cannot predict when or whether the Yucca Mountain project, or any other project that would provide interim storage, will be completed.

As an interim measure until the DOE meets its contractual obligation to dispose of its spent fuel, Maine Yankee constructed an ISFSI, utilizing dry-cask storage on the Plant site and completed the transfer of the spent fuel and a comparatively small amount of greater-than-Class C waste to the ISFSI in February 2004. Maine Yankee’s current cost estimate is based on an assumption of long-term on-site storage.

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

MEPCO

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”). MEPCO owns and operates a 345-kV (“kilovolt”) transmission line approximately 180 miles long which connects the NB Power system with NEPOOL.

Seabrook Nuclear Power Project

In 1986, MPS sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and FERC allowed recovery of MPS’s remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

Recoverable Seabrook costs at December 31, 2007, and 2006, are as follows (in thousands of dollars):

	2007	2006
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(33,687)	(32,577)

Recoverable Seabrook Costs, Net of Amortization	$9,449	$10,559

The decrease in recoverable Seabrook costs represents monthly amortization.

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

Off-Balance Sheet Arrangements

Except for the investments in associated companies disclosed in Note 5 of these Consolidated Financial Statements and operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2007, and 2006 (in thousands of dollars):

	2007	2006
Office Equipment	$12	$15
Building	247	204
Vehicles	14	22
Rights of Way	41	1
Field Equipment	11	21

Total	$325	$263

The future minimum lease payments for the items listed above for the next five years are as follows (in thousands of dollars):

Year	Minimum Operating Lease Payments
2008	$106
2009	65
2010	36
2011	37
2012	38

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

This contract was re-negotiated effective January 1, 2007. The annual fee was reduced to $537,500 per year from 2007 through 2013 due to a reduced support requirement, plus reimbursement for travel costs. Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned. The contract was renegotiated again during 2007, with OneNeck foregoing the quarterly contingent payments in exchange for another reduction in services. The total hosting fee for 2007, including travel expenses, was $551,000.

14.    GUARANTOR ARRANGEMENTS

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

The following is a summary of our agreements that Management has determined are within the scope of FIN 45:

•

As permitted under Maine law, the Company has agreements that indemnify the Company’s Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the Officer’s or Director’s lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liability is recorded for these agreements as of December 31, 2007.

•

MAM has guaranteed a $2.0 million Canadian revolving term facility of Maricor Properties and has provided for a standby irrevocable letter of credit issued by its bank to the Royal Bank of Canada in the amount of $1.7 million US. This letter of credit was issued in 2005 to provide security on a $2.0 million Canadian revolving term facility with the Royal Bank of Canada. This line of credit was used as partial financing to purchase Cornwallis Court Developments Ltd., which owns the J. Angus MacDonald Building in Halifax, Nova Scotia, Canada. Payment on this guaranteed letter of credit would be due if Maricor Properties defaulted on this term facility and the financial guarantee of MAM was not met.

15.    SUBSEQUENT EVENTS

FAME Bonds

On February 5, 2008, MPS paid the final $1.12 million principal payment on the FAME bonds. This payment triggered the release of the $2.41 million capital reserve fund the next day. MPS used the proceeds of the capital reserve fund to pay down its line of credit.

Bank of America Amendments

In February 2008, MAM and MPS reach agreement on amendments to their debt agreements with Bank of America. We anticipate these rate changes to be effective in March or April 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS and MAM financing with Bank of America. The letter of credit fees are estimated to save $555,000 over the remaining term of the bonds, through 2021. The savings related to the interest rate reductions on the lines of credit are dependent on the level of borrowing under those lines.

16.    DIVESTITURES

Termination of TMGNE Operations

The operations of TMGNE ceased on August 31, 2007, with the closure of the Boston office. As of December 31, 2007, TMGNE had approximately $7,000 of net accounts receivable remaining to be collected. TMGNE also has accrued obligations of approximately $30,000 for resolution of three pending project contracts and $186,000 of accrued rent obligations for the office space in Hudson, Massachusetts. With the closure of TMGNE and the expected dissolution of TMG during 2008, these assets and obligations have been transferred to MAM as of December 31, 2007.

Divestiture of Maricor Technologies, Inc. Assets and Termination of Segment Operations

In conjunction with the Company’s return to a utility and utility-related strategy, described more fully in the MAM 2006 Form 10-K, the majority of the operations of MTI terminated on March 23, 2007. On April 13, 2007, Maine & Maritimes Corporation sold substantially all of the assets of Maricor Technologies, Inc. to HCI Systems Asset Management, LLC. MAM originally acquired these assets from HCI on February 15, 2005, in exchange for a combination of cash, preferred stock, and certain options, including a put option for the preferred stock worth $200,000. Under the terms of the sale, HCI released all of its rights under an Option Agreement with

MAM dated February 15, 2005, including this put option. HCI converted its Series A-2 Preferred Stock into 26,000 shares of MAM common stock on April 13, 2007. The Series A-1 Preferred Stock was converted to 12,078 shares of common stock in the first quarter of 2007. Further, HCI will be eligible to receive additional shares of MAM common stock on March 31, 2008, if the trading price of MAM’s stock is less than $25 per share on that date. See Note 3, Discontinued Operations, for the net loss and earnings per share impact of MTI.

Divestiture of Engineering Divisions in Canada

On June 19, 2007, Maine & Maritimes Corporation sold substantially all of the operating assets and liabilities of the Moncton and St. John divisions of TMGC to MCW Consultants Ltd. headquartered in Toronto, Canada. Similarly, on June 12, 2007, substantially all of the operating assets and liabilities of the Halifax division of TMGC were sold to M&R Engineering Ltd., which is owned and operated by the former president of that division. The sales of these assets yielded approximately $2.0 million Canadian. The proceeds from the sales of these engineering segment divisions were used to repay loans borrowed by The Maricor Group parent company in connection with the original acquisitions of the engineering businesses. There will be some on-going costs related to the shutdown of these divisions, including professional liability insurance costs. The total estimated loss recorded on these sales and the anticipated divestiture of TMGNE was $5.1 million.

17.    ACQUISITIONS

Pace Engineering Limited Acquisition

On May 12, 2006, TMGC purchased certain assets of Pace Engineering Limited (“Pace”), a New Brunswick company specializing in electrical engineering design services. TMGC did not acquire any receivables arising from invoices dated before May 15, 2006, or any real estate from Pace. The present value of the purchase price was approximately $413,000, including three future payments that are contingent on achieving certain levels of revenue within TMGC’s electrical engineering division. Based on the projected revenue of the electrical engineering division, these payments are considered likely, and, therefore, have been accrued.

Pace was divested as part of the sale of TMGC’s Moncton division, described more fully in Note 16. MAM retained a liability of $262,500 Canadian, payable in 2008 and 2009 upon reaching certain electrical engineering revenue targets. These payments have been accrued in the Consolidated Financial Statements.

Cornwallis Court Acquisition

On October 7, 2005, Maricor Properties completed the purchase of Cornwallis Court Developments Ltd. Maricor Properties acquired all of the outstanding shares of Cornwallis for $2.0 million Canadian and the assumption of a $3.7 million Canadian mortgage. The $2.0 million acquisition cost was financed through RBC and is secured by a $1.7 million US letter of credit from Bank of America. The term of the new RBC note is one year at an interest rate of Royal Bank prime plus 0.25%. The only asset of Cornwallis was the J. Angus MacDonald Building, a 60,000 square foot facility located in downtown Halifax, Nova Scotia, Canada. The building was fully leased at the time of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of Cornwallis Court Developments Ltd. (in thousands of dollars):

Current Assets	$215
Building and Land	4,968

Total Assets Acquired	5,183

Current Liabilities	413
Long-Term Debt	2,922

Total Liabilities Acquired	3,335

Net Assets Acquired	$1,848

The following unaudited Pro Forma information represents the 2005 consolidated statements of income as if Cornwallis Court Developments Ltd. had been acquired at the beginning of 2005.

Consolidated Pro Forma (unaudited)	Income Statement As Presented 2005	Income Statement Pro Forma Additions 2005	Income Statement Pro Forma 2005
	(In thousands of dollars, except per share information)
Operating Revenues
Regulated	$34,299	$—	$34,299
Unregulated	5,383	—	5,383
Rental Income	292	517	809

Total Revenues	$39,974	$517	$40,491

Net (Loss) Income from Continuing Operations	$(224)	$98	$(126)

Income from Discontinued Operations	4	—	4

Net (Loss) Income Available for Common Stockholders	$(220)	$98	$(122)

Average Shares Outstanding	1,636,322	1,636,322	1,636,322
Average Shares Outstanding—Diluted	1,636,322	1,660,652	1,660,652
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Basic Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Basic (Loss) Earnings Per Share of Common Stock From Net Income (Loss)	$(0.13)	$0.06	$(0.07)

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.13)	$0.06	$(0.07)
Diluted Loss Per Share of Common Stock From Discontinued Operations	—	—	—

Diluted (Loss) Earnings Per Share of Common Stock From Net Income (Loss)	$(0.13)	$0.06	$(0.07)

Formation of Maricor Technologies and Asset Acquisition

On February 22, 2005, the Company announced the formation of MTI, a wholly-owned, technology-based subsidiary. Concurrently, MTI acquired certain lifecycle asset management and capital budget planning software assets from HCI. MTI was headquartered in Presque Isle, Maine, with offices in Portland, Maine. The total purchase price at closing was approximately $1.0 million, in the form of convertible preferred shares worth approximately $950,000 and $50,000 in cash, paid in exchange for software and an immaterial amount of net assets. In addition, HCI has an option to acquire 10% of MTI’s outstanding shares beginning on February 15, 2009 (the “Stock Option”). MAM had the right to call the Stock Option at any time for $600,000. Upon the occurrence of certain events, such as a change of control, HCI had the right to put the Stock Option to MAM for $200,000. At MAM’s discretion, half of either of these payments could have been made in stock. The terms of this agreement were amended in April 2007, with the sale of MTI’s assets back to HCI. Refer to Note 16 for more information regarding this divestiture.

18.	ISSUANCE OF MARICOR PROPERTIES STOCK ACQUIRED BY ASHFORD INVESTMENTS, INC.

Maricor Properties Ltd is a Canadian real estate development, redevelopment and investment company focused on sustainable development and “smart growth” principles within second and third tier Canadian markets emphasizing the development and revitalization of downtowns and existing suburbs. Maricor Properties was a wholly-owned subsidiary of MAM until June 30, 2006.

On that date, Maricor Properties issued one share of its stock acquired by Ashford Investments, Inc., an unaffiliated real estate management, development, and investment company, for approximately $586,000. As 50% owner of Maricor Properties, Ashford assumed 50% of the outstanding debt of Maricor Properties Ltd and its subsidiaries, and it agreed to guarantee MAM’s debt with Merrill Lynch Mortgage Lending related to financing on the Vaughan Harvey Building owned by Maricor Properties in Moncton, New Brunswick and the MacDonald Building owned by Cornwallis Court Developments Ltd. in Halifax, Nova Scotia.

In accordance with SEC Staff Accounting Bulletin (“SAB”) 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain in the amount of $429,000 as non-operating income. This gain was partially offset by the deferred income tax impact of $172,000.

Under the terms of this agreement, MAM and Ashford became equal shareholders of Maricor Properties and its wholly-owned subsidiary, Cornwallis.

As part of the shareholders agreement, MAM indemnified Ashford against a guarantee by Mecel Properties for a MAM term loan of $1.7 million with Bank of America, described in Note 5. Ashford Properties, a subsidiary of Ashford Investments Inc., provided property management services for all properties owned by Maricor Properties and its subsidiaries, including Mecel.

19.    CAPITAL LEASES

In 2006 and 2007, MPS negotiated capital lease arrangements for certain of its vehicle and computer equipment purchases, totaling $820,000. As of December 31, 2007, the remaining liability for these capital lease arrangements is approximately $645,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet. Future minimum lease payments of principal and interest are (in thousands of dollars):

Year	Minimum Capital Lease Payments
2008	$227
2009	210
2010	173
2011	142
2012	127

20.    QUARTERLY INFORMATION (UNAUDITED)

The following tables summarize the quarterly financial data for the two years ended December 31, 2007:

	2007 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands, except per share amounts)
Operating Revenues	$10,915	$7,951	$8,016	$10,638
Operating Expenses	8,959	7,508	8,090	9,055

Operating Income (Loss)	1,956	443	(74)	1,583
Other (Deductions) Income	(91)	23	18	(29)

Income (Loss) Before Interest Charges	1,865	466	(56)	1,554
Interest Charges	305	280	306	313

Income (Loss) From Continuing Operations	1,560	186	(362)	1,241
Loss from Discontinued Operations	(209)	(563)	(108)	(113)

Net Income (Loss)	$1,351	$(377)	$(470)	$1,128

Earnings (Loss) Per Share	$0.82	$(0.22)	$(0.28)	$0.66

	2006 by Quarter
	1st	2nd	3rd	4th
	(Dollars in thousands except per share amounts)
Operating Revenues	$10,051	$7,414	$8,033	$10,103
Operating Expenses	8,832	7,291	8,707	8,920

Operating Income (Loss)	1,219	123	(674)	1,183
Other (Deductions) Income	(128)	193	(36)	133

Income (Loss) Before Interest Charges	1,091	316	(710)	1,316
Interest Charges	307	313	363	363

Income (Loss) From Continuing Operations	784	3	(1,073)	953
Loss from Discontinued Operations	(251)	(313)	(2,037)	(3,987)

Net Income (Loss)	$533	$(310)	$(3,110)	$(3,034)

Earnings (Loss) Per Share	$0.32	$(0.19)	$(1.90)	$(1.85)

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

1.	Management’s Annual Report on Disclosure Controls and Procedures

The principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the Company’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

2.	Management’s Annual Report on Internal Control Over Financial Reporting.

MAM’s Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission, and COSO for Smaller Companies. Based on this evaluation, Management concluded that MAM’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

3.	Changes in Internal Controls over Financial Reporting

As part of the Company’s first year of compliance with Management’s attestation under Section 404 of the Sarbanes-Oxley Act of 2002, Management has conducted a thorough evaluation of our internal control systems, including identification of key controls and the testing of those controls. There were no material weaknesses or significant deficiencies noted as part of this evaluation, and no material changes in the Company’s internal control over financial reporting in 2007. However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control. These changes were immaterial both individually and in aggregate.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with regard to the Directors is set forth in the Proxy Statement of the registrant relating to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by this reference. Certain information regarding Executive Officers is set forth below and also in the Proxy Statement of the registrant relating to the 2008 Annual Meeting of Stockholders, under “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” which information is incorporated by this reference. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other Senior Officers. The Code of Business Conduct and Ethics is publicly available on our website at www.maineandmaritimes.com.

Executive Officers

The Executive Officers of the registrant are as follows:

Name	Title	Age	Officer Since
Brent M. Boyles	President and Chief Executive Officer	50	May 8, 2007

Michael I. Williams	Senior Vice President, Chief Financial Officer, Treasurer and Asst. Secretary	40	May 9, 2006

Tim D. Brown	Vice President, Engineering and Operations	47	September 21, 2007

Randi J. Arthurs	Vice President, Accounting, Controller and Asst. Treasurer	27	May 9, 2006

Michael A. Eaton	Vice President, Information Technology and Customer Service	43	September 15, 2006

Patrick C. Cannon	Vice President, General Counsel, Secretary and Clerk	36	December 1, 2004

Brent M. Boyles, age 50, serves as President and CEO at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. Mr. Boyles has twenty-four years of experience in the regulated electric utility industry, with extensive experience in corporate planning, regulatory compliance, rate design and operations. He has served as Maine Public Service Company’s President, Senior VP, COO, Vice President of Marketing and Customer Service, Manager of Planning and Systems Operations, Manager of Corporate Planning, Supervisor of Power Supply and Planning, and as a Planning Engineer. He holds a Bachelor’s degree from the U.S. Military Academy, a Graduate degree in Management, and a Master of Science degree in Strategic Studies from the U.S. Army War College.

Michael I. Williams, age 40, serves as Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over 18 years of experience including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings 14 years of experience in the utilities industry. He is a graduate of the University of Maine.

Tim D. Brown, age 47, serves as Vice President of Engineering and Operations at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. A licensed Professional Engineer, Mr. Brown has 20 years of experience in both the regulated and unregulated energy sectors of the Company, having held the positions of Planning Analyst, Pricing Manager, Director of Business Development, Vice President of Engineering and Corporate Planning, and Director of Corporate Planning and Regulatory Affairs. He has extensive experience in wholesale power marketing and unregulated retail electricity marketing, forecasting and pricing, financial analysis, engineering, and resource planning. Prior to joining the Company, he worked in diesel engine design and development for Caterpillar, Inc. He holds a Bachelor of Science degree in Mechanical Engineering from the University of Maine and has completed graduate level courses in business administration.

Randi J. Arthurs, age 27, serves as Vice President, Accounting, Controller, and Assistant Treasurer at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. A Certified Public Accountant, Ms. Arthurs has over six years of experience, including positions in accounting at the Company’s regulated utility, Maine Public Service Company, and in external auditing. While an employee of PricewaterhouseCoopers, her clients included regulated utilities and construction companies. She is a graduate of the University of Maine.

Michael A. Eaton, age 43, serves as Vice President, Information Technology and Customer Service at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. Mr. Eaton is responsible for all aspects of Information Technology for both Maine & Maritimes Corporation and Maine Public Service Company, along with executive oversight of the Customer Service function within Maine Public Service Company. He has directed and managed the Information Technology department for the past 15 years. Prior to that, he held positions in Corporate Planning and Power Supply and Planning departments. Mr. Eaton has held leadership roles including Project Manager of the Oracle Enterprise Resource Planning application implementation; Project Manager for the corporate Y2K effort; Project Manager for Customer Information System software development and implementation; and Chairman of the Maine Electronic Business Transaction Working Group. He holds a Bachelor of Arts degree in Computer Science from the University of Maine and is a graduate of the Stone & Webster Utility Management Program.

Patrick C. Cannon, age 36, serves as General Counsel, Secretary and Clerk at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. He is responsible for managing the legal affairs for the Company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation in 2004, Mr. Cannon spent seven years in private practice with law firms in Seattle, Washington and Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

There is a family relationship among the Executive Officers. Brent M. Boyles, President and CEO, Maine & Maritimes Corporation, is a brother-in-law to Michael A. Eaton, Vice President, Information Technology and Customer Service at Maine & Maritimes Corporation

Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 13, 2008.

Item 11.	Executive Compensation

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2008 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 18th of March, 2008.

MAINE & MARITIMES CORPORATION

By:	/S/ RANDI J. ARTHURS
Randi J. Arthurs
Vice President, Accounting, Controller and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/S/ RICHARD G. DAIGLE (Richard G. Daigle)	Chairperson of the Board and Director	March 18, 2008

/S/ ROBERT E. ANDERSON (Robert E. Anderson)	Director	March 18, 2008

/S/ MICHAEL W. CARON (Michael W. Caron)	Director	March 18, 2008

/S/ D. JAMES DAIGLE (D. James Daigle)	Director	March 18, 2008

/S/ DAVID N. FELCH (David N. Felch)	Director	March 18, 2008

/S/ DEBORAH L. GALLANT (Deborah L. Gallant)	Director	March 18, 2008

/S/ NATHAN L. GRASS (Nathan L. Grass)	Director	March 18, 2008

/S/ BRIAN N. HAMEL (Brian N. Hamel)	Director	March 18, 2008

/S/ LANCE A. SMITH (Lance A. Smith)	Director	March 18, 2008

/S/ BRENT M. BOYLES (Brent M. Boyles)	President and Chief Executive Officer and Director	March 18, 2008

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Statements of Operations

(In thousands of dollars)

	For the Years Ended December 31,
	2007	2006	2005
Operating Expenses
Unregulated Operation & Maintenance and Other Operating Expenses	$1,207	$2,195	$2,238
Income Taxes	(329)	(1,068)	(879)

Total Operating Expenses	878	1,127	1,359

Operating Loss	(878)	(1,127)	(1,359)

Other Income (Deductions)
Equity in Income (Loss) of Subsidiaries and Associated Companies	2,915	(4,427)	1,126
Interest and Dividend Income	—	1	112
Other—Net	(14)	(1)	(25)

Total	2,901	(4,427)	1,213

Income (Loss) Before Interest Charges	2,023	(5,554)	(146)

Interest Charges	391	367	74

Net Income (Loss)	$1,632	$(5,921)	$(220)

Average Shares Outstanding—Basic	1,669,776	1,637,815	1,636,322
Average Shares Outstanding—Diluted	1,669,952	1,637,815	1,636,322

Basic Earnings (Loss) Per Share	$0.98	$(3.62)	$(0.13)
Diluted Earnings (Loss) Per Share	$0.98	$(3.62)	$(0.13)

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Statements of Cash Flows

(In thousands of dollars)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flow from Operating Activities
Net Income (loss)	$1,632	$(5,921)	$(220)
Equity in (Loss) Earnings of Subsidiaries	(2,915)	4,427	(1,126)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operations:
Changes in Current Assets and Liabilities:
Intercompany Accounts Receivable	496	2,669	(2,501)
Other Current Assets	(4,558)	(1,612)	80
Current Liabilities	231	(615)	288
Other—Net	938	(156)	512

Net Cash Flow Used By Operating Activities	$(4,176)	$(1,208)	$(2,967)

Cash Flow From Financing Activities
Dividend Payments	—	—	(1,227)
Retirements of Long-Term Debt	—	—	(2,000)
Borrowings of Long-Term Debt	3,691	—	—
Short-Term Borrowings (Repayments), Net	(3,970)	2,470	1,500
Notes Receivable from Subsidiaries, Net	1,593	(470)	320

Net Cash Flow Provided By (Used For) Financing Activities	$1,314	$2,000	$(1,407)

Cash Flow From Investing Activities
Dividends Received from Subsidiaries	3,006	1,462	3,309
Other Changes in Investments in Subsidiaries	197	(1,998)	1,145
Cash Paid for Stock Contingencies from Acquisition Agreements	(414)	(147)	(122)

Net Cash Flow Provided By (Used For) Investing Activities	$2,789	$(683)	$4,332

(Decrease) Increase in Cash and Cash Equivalents	(73)	109	(42)
Cash and Cash Equivalents at Beginning of Period	109	—	42

Cash and Cash Equivalents at End of Period	$36	$109	$—

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Balance Sheets

(In thousands of dollars)

	As of December 31,
	2007	2006
ASSETS
Plant:
Non-Utility Plant	$3	$3
Accumulated Depreciation	(2)	(2)

Net Plant in Service	1	1
Investment in Subsidiaries	37,642	37,930

Net Plant and Investment in Subsidiaries	37,643	37,931

Current Assets:
Cash and Cash Equivalents	36	109
Intercompany Accounts Receivable	1,681	2,177
Other Current Assets	6,170	1,612

Total Current Assets	7,887	3,898

Other Assets:
Intercompany Notes Receivable	3,025	4,618
Miscellaneous	21	110

Total Other Assets	3,046	4,728

Total Assets	$48,576	$46,557

CAPITALIZATION & LIABILITIES
Capitalization:
Shareholders’ Equity	$42,941	$41,527
Long-Term Debt	3,691	—

Total Capitalization	46,632	41,527

Current Liabilities:
Notes Payable to Banks	—	3,970
Accounts Payable and Other Current Liabilities	660	429

Total Current Liabilities	660	4,399

Other Liabilities:
Miscellaneous	1,284	631

Total Other Liabilities	1,284	631

Total Capitalization and Liabilities	$48,576	$46,557

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation

Notes to Condensed Financial Information

1.    BASIS OF PRESENTATION AND CREATION OF HOLDING COMPANY

Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings (losses) of its subsidiaries. These parent-company-only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2007.

Creation of Maine & Maritimes Corporation

Maine & Maritimes Corporation is a utility holding company organized effective June 30, 2003.

2.    DIVIDENDS AND RETURNS OF EQUITY FROM SUBSIDIARIES

The following common stock cash dividends and returns of equity were paid to Maine & Maritimes Corporation by its subsidiaries (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Maine Public Service Company	$3,006	$1,462	$2,317
Maricor Properties	—	—	802
Energy Atlantic, LLC	—	—	183
The Maricor Group	—	—	7

Total	$3,006	$1,462	$3,309

Schedule II

Maine & Maritimes Corporation and Subsidiaries

Valuation of Qualifying Accounts and Reserves

For the Years Ended December 31, 2007, 2006 and 2005

		Additions			Deductions
	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts Previously Written Off	Reserve on Acquired Receivables	Accounts Written Off As Uncollectible	Balance at End of Period
	(In thousands of dollars)
Reserve Deducted From Asset To Which It Applies:
Allowance for uncollectible accounts—Continuing Operations
2007	155	220	112	—	240	247
2006	162	139	89	—	235	155
2005	218	(105)	163	—	114	162
Allowance for uncollectible accounts—Discontinued Operations
2007	123	205	—	—	328	—
2006	211	28	—	—	116	123
2005	472	16	—	—	277	211

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference. (* indicates filed herewith)

3(a)	Articles of Incorporation (Exhibit 3(a) to MAM Form 10-K for the quarter ended March 31, 2007)

3(b)	By-laws of the Company (Exhibit 3.2 to MAM Form 8-K filed February 23, 2007)

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)

4(b)	Nineteenth Supplemental Indenture, Dated May 1, 1998. (Exhibit 4(v) to 1998 MPS Form 10-K)

4(c)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to 2000 MPS Form 10-K)

4(d)	Twenty-first Supplemental Indenture, Dated March 1, 2005 (Exhibit 4(d) to 2005 MAM Form 10-K).

4(e)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)

4(f)	Fourth Supplemental Indenture of the Second Mortgage and Deed of Trust Dated May 1, 1998. (Exhibit 10(v) to 1998 MPS Form 10-K).

4(g)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to 2000 MPS Form 10-K).

4(h)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)

10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(d)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(e)	Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(f)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(g)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10(h)	Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)

10(i)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)

10(j)	Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)

10(k)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(l)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(m)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(q) to 1986 MPS Form 10-K)

10(n)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)

10(o)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)

10(p)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)

10(q)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(o) to 1992 MPS Form 10-K)

10(r)	Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs. (Exhibit 99(ak) to 2001 MPS Form 10-K)

10(s)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization. (Exhibit 99(ao) to 2003 MAM Form 10-K.)

10(t)	Maine & Maritimes Corporation 2002 Stock Option Plan (Exhibit 10(y) to 2005 MAM Form 10-K)

10(u)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement (Exhibit 10(z) to 2005 MAM Form 10-K).

10(v)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors (Exhibit 10(aa) to 2005 MAM Form 10-K).

10(w)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement (Exhibit 10(ab) to 2005 MAM Form 10-K).

10(x)	Maine & Maritimes Corporation Stock Plan for Outside Directors (Exhibit 4 to Post-Effective Amendment No. 1 to Form S-8, dated July 30, 2003)

10(y)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to 2003 MAM Form 10-K.)

10(z)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003. (Exhibit 10(ak) to 2003 MAM Form 10-K.)

10(aa)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to 2003 MAM Form 10-K.)

*10(ab)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.

10(ac)	Term Note between MPS and Fleet Bank, dated November 22, 2004 (Exhibit 10(ai) to 2005 MAM Form 10-K).

10(ad)	Credit Agreement between MPS and Bank of America, dated October 7, 2005 (Exhibit 10(aj) to 2005 MAM Form 10-K).

10(ae)	Credit Agreement between MAM and Bank of America, dated October 21, 2005 (Exhibit 10(ak) to 2005 MAM Form 10-K).

10(af)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006 (Exhibit 10(al) to 2005 MAM Form 10-K).

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350