Form 10-Q
period 2008-03-31
MAINE & MARITIMES CORP
filed 2008-05-12
CIK 1222497

_____________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
__________________________

Commission File No.  333-103749

MAINE & MARITIMES CORPORATION

A Maine Corporation

I.R.S. Employer Identification No. 30-0155348

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 760-2499
__________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2008.

Common Stock, $7.00 par value – 1,677,862 shares

Glossary of Terms

AMEX	American Stock Exchange
Ashford	Ashford Investments, Inc.
CES	Competitive Energy Supplier
CMP	Central Maine Power
Cornwallis	Cornwallis Court Developments Ltd.
CPCN	Certificate of Public Convenience and Necessity
EA	Energy Atlantic, LLC
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
ISO-NE	ISO New England
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPC	Maine Power Connection
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt Hour
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
PCB	Poly Chlorinated Bi-phenol
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter ended March 31, 2008, and for the corresponding period of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2008, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of March 31, 2008; (4) an audited consolidated balance sheet as of December 31, 2007, the end of MAM's preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through March 31, 2008.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at March 31, 2008; the results of their operations for the three months ended March 31, 2008 and 2007; and their cash flows for the three months ended March 31, 2008, and 2007.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);
2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary;
3.
The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary, Mecel Properties Ltd (“Mecel”), all of which are classified as discontinued operations; and

4.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

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

•
MAM Utility Services Group is a wholly-owned subsidiary of MAM, incorporated in the State of Maine on September 27, 2007.  MAM USG provides utility-related services to clients on projects that MPS could not or would not be required to provide under State and Federal regulations.  These services include transmission line and substation design and build services for generator projects outside the MPS service territory and contract work within MPS’s territory.  MAM USG is focused on areas such as transmission infrastructure to support renewable generation, utility asset maintenance contracts and other utility-related services.

Equity Investments

•
MAM was a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”).  MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

•	MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford. As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

Discontinued Operations

•
The Maricor Group was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services.  TMG operated primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada, through its subsidiaries TMGNE and TMGC.  The legal entities of TMG, TMGNE and TMGC are expected to be dissolved upon sale of Mecel Properties.

•
TMGC is also the parent company of Mecel Properties Ltd.  Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owns the office building that housed the Halifax, Nova Scotia, operating division of The Maricor Group, Canada Ltd.  TMGC is seeking to divest its ownership of Mecel during the first half of 2008.

•	Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity.

•
Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM.  Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007.  The activity of MTI through dissolution of the company is reported in discontinued operations

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended March 31,
	2008	2007
Operating Revenues
Regulated Revenues	$10,891	$10,915
Unregulated Utility Services Revenues	1,296	-
Total Operating Revenues	12,187	10,915
Operating Expenses
Regulated Operation and Maintenance	3,337	3,377
Unregulated Utility Services Operation and Maintenance	1,180	-
Other Unregulated Operation and Maintenance (1)	95	492
Depreciation	755	711
Amortization of Stranded Costs	2,728	2,804
Amortization	53	55
Taxes Other Than Income	454	444
Provision for Income Taxes—Regulated	1,364	1,317
Benefit of Income Taxes—Unregulated	(2)	(241)
Total Operating Expenses	9,964	8,959
Operating Income	2,223	1,956
Other Income (Deductions)
Equity in Income of Associated Companies	25	(72)
Interest and Dividend Income	4	7
Provision for Income Taxes	(29)	(1)
Other—Net	5	(25)
Total Other Income (Deductions)	5	(91)
Income Before Interest Charges	2,228	1,865
Interest Charges
Long-Term Debt and Notes Payable	655	761
Less Stranded Costs Carrying Charge	(402)	(456)
Total Interest Charges	253	305
Net Income from Continuing Operations	1,975	1,560
Discontinued Operations
Loss from Operations	(15)	(350)
Income Tax Benefit	6	141
Loss from Discontinued Operations	(9)	(209)
Net Income Available for Common Stockholders	$1,966	$1,351
Average Shares of Common Stock Outstanding	1,677,862	1,646,823
Basic Earnings Per Share of Common Stock From Continuing Operations	$1.18	$0.95
Basic Loss Per Share of Common Stock From Discontinued Operations	(0.01)	(0.13)
Basic Earnings Per Share of Common Stock From Net Income	$1.17	$0.82
Diluted Earnings Per Share of Common Stock From Continuing Operations	$1.18	$0.94
Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.01)	(0.13)
Diluted Earnings Per Share of Common Stock From Net Income	$1.17	$0.81

(1)  Other unregulated operation and maintenance expense is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility or unregulated utility services.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Three Months Ended March 31,
	2008	2007
Cash Flow From Operating Activities
Net Income	$1,966	$1,351
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	755	711
Amortization of Intangibles	53	55
Amortization of Seabrook	278	278
Amortization of Cancelled Transmission Plant	64	64
Deferred Income Taxes—Net	1,588	1,083
Deferred Investment Tax Credits	(5)	(21)
Change in Deferred Regulatory and Debt Issuance Costs	1,299	1,222
Change in Benefit Obligations	97	(90)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	(970)	114
Other Current Assets	(180)	(101)
Accounts Payable	353	(2,022)
Other Current Liabilities	292	257
Other—Net	6	1,043
Operating Cash Flows from Continuing Operations	5,596	3,944
Operating Cash Flows from Discontinued Operations	103	(414)
Net Cash Flow Provided By Operating Activities	5,699	3,530
Cash Flow From Financing Activities
Repayments of Long-Term Debt	(2,876)	(157)
Additions of Long-Term Debt	-	89
Short-Term Debt Repayments, Net	(3,000)	(2,420)
Net Cash Flow Used For Financing Activities	(5,876)	(2,488)
Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	-	(69)
Change in Restricted Investments	2,243	1
Investment in Fixed Assets	(1,914)	(1,157)
Net Cash Flow Provided by (Used For) Investing Activities	329	(1,225)
Increase (Decrease) in Cash and Cash Equivalents	152	(183)
Cash and Cash Equivalents at Beginning of Period	910	898
Cash and Cash Equivalents at End of Period	$1,062	$715
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$701	$789
Income Taxes	$16	$136
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$7	$6
Capital Leases	$-	$117

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In Thousands of Dollars)	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Plant:
Electric Plant in Service	$105,860	$104,289
Non-Utility Plant	59	3
Less Accumulated Depreciation	(44,983)	(44,212)
Net Plant in Service	60,936	60,080
Construction Work-in-Progress	3,180	3,035
Total Plant Assets	64,116	63,115
Investments in Associated Companies	871	940
Net Plant and Investments in Associated Companies	64,987	64,055
Current Assets:
Cash and Cash Equivalents	1,062	910
Accounts Receivable (less allowance for uncollectible accounts of $244 in 2008 and $247 in 2007)	8,743	7,921
Accounts Receivable from Associated Companies	529	377
Unbilled Revenue from Utility	911	1,170
Inventory	1,110	819
Unbilled Contract Revenue	255	-
Prepayments	316	427
Current Assets of Discontinued Operations	628	756
Total Current Assets	13,554	12,380
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	4,093	4,774
Recoverable Seabrook Costs	9,171	9,449
Regulatory Assets—Deferred Income Taxes	5,374	5,481
Regulatory Assets—Post-Retirement Medical Benefits	2,568	2,574
Deferred Fuel and Purchased Energy Costs	29,696	30,859
Cancelled Transmission Plant	191	254
Unamortized Premium on Early Retirement of Debt	841	893
Deferred Regulatory Costs	1,181	1,302
Total Regulatory Assets	53,115	55,586
Other Assets:
Unamortized Debt Issuance Costs	237	289
Restricted Investments (at cost, which approximates market)	223	2,466
Other Assets	857	849
Total Other Assets	1,317	3,604
Total Assets	$132,973	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities

(In Thousands of Dollars)	March 31,	December 31,
	2008	2007
Capitalization (see accompanying statement):	(Unaudited)	(Audited)
Shareholders’ Equity	$44,658	$42,941
Long-Term Debt	26,488	27,427
Total Capitalization	71,146	70,368
Current Liabilities:
Long-Term Debt Due Within One Year	2,226	4,163
Notes Payable to Banks	5,000	8,000
Accounts Payable	5,284	4,699
Accounts Payable—Associated Companies	228	234
Accrued Employee Benefits	1,151	1,377
Customer Deposits	61	61
Taxes Accrued	260	116
Interest Accrued	155	201
Unearned Revenue	235	42
Current Liabilities of Discontinued Operations	527	537
Total Current Liabilities	15,127	19,430
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,650	5,699
Carrying Value of Interest Rate Hedge	2,647	2,255
Uncollected Maine Yankee Decommissioning Costs	4,093	4,774
Other Regulatory Liabilities	252	343
Deferred Income Taxes	23,186	21,864
Accrued Postretirement Benefits and Pension Costs	8,317	8,226
Investment Tax Credits	54	59
Miscellaneous	2,501	2,607
Total Deferred Credits and Other Liabilities	46,700	45,827
Commitments, Contingencies, and Regulatory Matters (Note 8)
Total Capitalization and Liabilities	$132,973	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2007	1,677,664	$11,744	$1,954	$29,898	$(655)	$42,941

Common Stock Issued	198	1	5			6

Net Income				1,966		1,966

Other Comprehensive Loss:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $11					(17)	(17)
Unrealized Gain on Investments Available for Sale, Net of Tax Benefit of $2					(3)	(3)
Change in Fair Value of Interest Rate Hedge, Net of Tax Benefit of $157					(235)	(235)
Total Other Comprehensive Loss						(255)
Total Comprehensive Income						1,711
Balance, March 31, 2008	1,677,862	$11,745	$1,959	$31,864	$(910)	$44,658

MAM had five million shares of $7 par value per share common stock authorized, with 1,677,862 and 1,677,664 shares issued and outstanding as of March 31, 2008, and December 31, 2007, respectively. At March 31, 2008, and December 31, 2007, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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
3.
The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd. (“Mecel”), all of which are classified as discontinued operations; and

4.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

Maricor Technologies, Inc. (“MTI”) was a former wholly-owned subsidiary of MAM.  Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007.  The activity of MTI through dissolution of the company is reported in discontinued operations.

MAM was a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”).  MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford.  As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

MAM is listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2007 Annual Report on Form 10-K, which is hereby incorporated by this reference.

New Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.  This statement enhances the required disclosures about derivatives and hedging activities, including how an entity uses derivative instruments, how the entity accounts for these instruments, and how the derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  Specific enhancements from this new standard include disclosure of:

•	The objectives for using derivative instruments, disclosed in terms of underlying risk and accounting designation;
•	The fair values of derivative instruments and their gains and losses in a tabular format; and
•	Information about contingent features related to credit risk.

This standard also requires a cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  MAM’s use of derivatives is limited to cash flow interest rate derivatives to fix the interest rates on MPS’s two remaining variable rate long-term debt issues.  The additional disclosure requirements are not expected to have a material impact on MAM’s financial statements.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAM USG, TMG and MTI.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

The foreign income taxes include only the Canadian income taxes for Maine & New Brunswick and Mecel.  The Canadian operations of TMG are consolidated in the MAM US tax return as a division, and are included in Federal income taxes.

(In thousands of dollars)	For the Quarters Ending March 31,
	2008	2007
Current income taxes
Federal	$-	$-
State	-	-
Foreign	-	4
Total current income taxes	-	4
Deferred income taxes
Federal	1,043	647
State	347	290
Total deferred income taxes	1,390	937
Investment credits, net	(5)	(5)
Total income taxes	$1,385	$936
Allocated to:
Operating income
- Regulated	$1,364	$1,317
- Unregulated	(2)	(241)
Subtotal	1,362	1,076
Discontinued Operations	(6)	(141)
Total Operating	1,356	935
Other income	29	1
Total	$1,385	$936

For the three months ended March 31, 2008, and 2007, the effective income tax rates were 41.3% and 40.9%, respectively.  The principal reason for the effective tax rate differing from the US federal income tax rate is the earnings from investments, which is partly offset by the empowerment zone credit adjustment and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in the first quarters of 2008 or 2007.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some of all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  There were no adjustments required to the reported tax benefits from the adoption of this standard.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.  As of March 31, 2008 and 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

In the first quarter of 2008, the Company was under audit by the State of Maine for its 2005 and 2006 State income and sales tax returns.  This review was completed during the first quarter of 2008, with no material adjustments.  These returns could remain subject to audit, if the US Federal income tax returns for those years are selected for audit.  The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2003, or earlier.

As required by SFAS 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and accumulated Other Comprehensive Income (“OCI”) on MPS’s interest rate hedges. For the quarter ended March 31, 2008, and the year ended December 31, 2007, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2008, and December 31, 2007:

(In thousands of dollars)
	March 31, 2008	December 31, 2007
Seabrook	$4,970	$5,124
Property	9,584	9,527
Flexible pricing revenue	354	403
Deferred fuel	11,847	12,311
Pension and post-retirement benefits	(2,201)	(2,173)
Net Operating Loss Carryforwards	(10)	(2,095)
Other Comprehensive Income	(1,013)	(853)
Deferred Directors' Compensation	(335)	(388)
Other	(10)	8
Net Accumulated Deferred Income Tax Liability from Continuing Operations	$23,186	$21,864
Other Comprehensive Income	528	538
Other	(16)	(11)
Net Accumulated Deferred Income Tax Liability of Discontinued Operations	$512	$527
Net Accumulated Deferred Income Tax Liability	$23,698	$22,391

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: MTI, classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”  MAM provides certain administrative support services to MPS and MAM USG, and provided similar services to TMG, and MTI and their subsidiaries.  The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations.  The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services.  The administrative services are billed to MAM at cost through inter-company transactions.  Operational services for which MPS has an established rate for charging third parties are charged at those established rates.

		(In thousands of dollars)
		Quarter Ended March 31, 2008
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$10,901	$-	$-	$-	$(10)	$10,891
Unregulated Utility Operating Revenues	-	1,296	-	-	-	1,296
Total Operating Revenues	10,901	1,296	-	-	(10)	12,187
Operating Expenses
Regulated Operation & Maintenance	3,337	-	-	-	-	3,337
Unregulated Operation & Maintenance	-	1,180	-	-	95	1,275
Depreciation	754	1	-	-	-	755
Amortization of Stranded Costs	2,728	-	-	-	-	2,728
Amortization	53	-	-	-	-	53
Taxes Other than Income	453	2	-	-	(1)	454
Income Taxes	1,364	64	-	-	(66)	1,362
Total Operating Expenses	8,689	1,247	-	-	28	9,964
Operating Income (Loss)	2,212	49	-	-	(38)	2,223
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	33	-	-	-	(8)	25
Interest and Dividend Income	13	-	-	-	(9)	4
Other (Deductions) Income	(72)	46	-	-	2	(24)
Total Other (Deductions) Income	(26)	46	-	-	(15)	5
Income (Loss) Before Interest Charges	2,186	95	-	-	(53)	2,228
Interest Charges	199	-	-	-	54	253
Income (Loss) from Continuing Operations	1,987	95	-	-	(107)	1,975
Loss from Discontinued Operations:
Loss From Operations	-	-	(15)	-	-	(15)
Benefit of Income Taxes	-	-	6	-	-	6
Loss from Discontinued Operations	-	-	(9)	-	-	(9)
Net Income (Loss)	$1,987	$95	$(9)	$-	$(107)	$1,966
Total Assets	$130,543	$1,614	$638	$-	$178	$132,973

		(In thousands of dollars)
		Quarter Ended March 31, 2007
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$10,915	$-	$-	$-	$-	$10,915
Operating Expenses
Regulated Operation & Maintenance	3,377	-	-	-	-	3,377
Unregulated Operation & Maintenance	-	-	-	-	492	492
Depreciation	711	-	-	-	-	711
Amortization of Stranded Costs	2,804	-	-	-	-	2,804
Amortization	55	-	-	-	-	55
Taxes Other than Income	441	-	-	-	3	444
Income Taxes	1,317	-	-	-	(241)	1,076
Total Operating Expenses	8,705	-	-	-	254	8,959
Operating Income (Loss)	2,210	-	-	-	(254)	1,956
Other Income (Deductions)
Equity in Loss of Associated Companies	(38)	-	-	-	(34)	(72)
Interest and Dividend Income	17	-	-	-	(10)	7
Other Deductions	(20)	-	-	-	(6)	(26)
Total Other Deductions	(41)	-	-	-	(50)	(91)
Income (Loss) Before Interest Charges	2,169	-	-	-	(304)	1,865
Interest Charges	214	-	-	-	91	305
Income (Loss) from Continuing Operations	1,955	-	-	-	(395)	1,560
Loss from Discontinued Operations:
Loss From Operations	-	-	(142)	(208)	-	(350)
Benefit of Income Taxes	-	-	63	78	-	141
Loss from Discontinued Operations	-	-	(79)	(130)	-	(209)
Net Income (Loss)	$1,955	$-	$(79)	$(130)	$(395)	$1,351
Total Assets	$136,488	$-	$7,555	$1,272	$650	$145,965

4.    INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On March 31, 2008, MAM divested its 50% interest in Maricor Properties and its subsidiary Cornwallis and settled all accounts receivables from associated companies for $535,000 Canadian or $529,000 US.  This divestiture resulted in a $3,000 gain, reported in the Consolidated Statement of Operations within “Other-Net.”  This transaction also released the $1.7 million letter of credit from Bank of America and released MAM from any obligations associated with the long-term debt of Maricor Properties and Cornwallis.  The divestiture was accomplished through a Redemption Agreement signed with Ashford, the other 50% owner of Maricor Properties.  On April 22, 2008, the proceeds from this sale and other available funds were used to repay the remaining $850,000 balance of MAM’s term note with Bank of America.

For the first quarter of 2008, MAM recorded equity in the loss of Maricor Properties of $8,000.

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of MEPCO, a jointly-owned electric transmission company. Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation, and therefore MPS records its investment in MEPCO and Maine Yankee using the equity method.  This is consistent with industry practice for similar jointly-owned units.

No dividends were paid by Maine Yankee in the first quarters of 2008 or 2007.  MPS received dividends of $2,000 from MEPCO in both the first quarters of 2008 and 2007.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by MAM after its formation. The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of incentive shares which may be issued under the Plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one-hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option’s maximum term is ten years.

As of March 31, 2008, the former CEO has been the only employee to receive stock options, with 3,932 options outstanding for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of SFAS 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of March 31, 2008, and changes during the year then ended is presented below:

	Shares	Average Exercise Price
Options	2008	2008
Outstanding at December 31, 2007	3,932	$30.28
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2008	3,932	$30.28
Options exercisable at March 31, 2008	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/08	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 3/31/08	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	4.67 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Quarters Ended March 31,
	2008	2007
Net Income (in thousands)	$1,966	$1,351
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,677,862	1,646,823
Dilutive Effect of Common Stock Options	176	-
Dilutive Effect of Preferred Shares	-	8,211
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,678,038	1,655,034
Net Income per Share (Basic)	$1.17	$0.82
Net Income per Share (Diluted)	$1.17	$0.81

6.    DEFERRED DIRECTORS’ COMPENSATION

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

During the first quarter of 2008, the equivalent of 1,331 shares was deferred, bringing the total deferred through March 31, 2008, to the equivalent of 32,649 shares.  The share price on that date was $27.80, resulting in a $908,000 liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  A $1 increase in MAM's stock price would increase this liability by approximately $33,000. A $1 decrease in MAM's stock price would decrease this liability by approximately $33,000. This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $20,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

7.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers a retirement savings program to most employees in the form of a 401(k) plan. This plan allows voluntary contributions by the employee and may contain a contribution by the Company.

On August 17, 2006, the Pension Protection Act was signed into law.  Included in this legislation are new minimum funding rules that will go into effect for plan years beginning in 2008.  The funding target is 100% of a plan’s liability, with any shortfall amortized over seven years.  There are lower funding targets, between 92% and 100%, available to well-funded plans during the transition period.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering MPS and certain former MAM employees.  No employees of other unregulated businesses are eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement.

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $171,000 and $201,000 in the first quarters of 2008 and 2007, respectively.

The Company’s policy has been to fund pension costs accrued.  The Company expects to contribute approximately $41,000 per quarter during 2008 for 2008 plan year estimated payments, and does not anticipate any additional contributions for the 2007 plan year.

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Pension Benefits
	Quarters Ended March 31,
	2008	2007
Interest cost	$268	$301
Expected return on plan assets	(305)	(271)
Recognized net actuarial (gain)	19	-
Net periodic benefit cost	$(18)	$30

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended March 31,
	2008	2007
Service cost	$51	$45
Interest cost	137	124
Expected return on plan assets	(56)	(53)
Amortization of transition obligation	18	18
Amortization of prior service cost	(15)	(15)
Recognized net actuarial (gain)	49	45
Net periodic benefit cost	$184	$164

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 for wholesale customers, effective June 1, 2007, and $345,000 for retail customers, effective July 1, 2007.  The parties have reached a settlement in principle, with no material change to the rates in the original filing.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  In September 2007, the MPUC provided a Report to the Maine Legislature stating that “a long-term standard offer solicitation, without a transmission line development component, is not sufficiently likely to address the lack of competition in the area and may be counterproductive.”  At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England (“ISO-NE”) grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and Central Maine Power (“CMP”), pursuant to Section II 46-48 of the ISO-NE OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO-NE operated transmission system. The preliminary study results indicate there would be economic and reliability benefits for Maine and the entire New England region as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP have begun preparations to file for approval of the new line with the MPUC during 2008.

Coincident with this effort, on February 26, 2008, MPS conditionally requested ISO-NE’s consent for MPS to become a member of ISO-NE, more specifically an Additional Participating Transmission Owner as set forth in Section 11.05 of the Transmission Operating Agreement. The request was conditioned on a number of significant factors and necessary approvals, including (a) that the costs of new line and portions of MPS’s existing transmission system be included in New England regional rates in a manner such that northern Maine consumers will obtain economic benefits from joining ISO-NE that outweigh the costs to them; (b) that the new line be constructed, energized and included in the ISO-NE Regional Network Service transmission rate; and (c) that the MPUC grant a Certificate of Public Convenience and Necessity (“CPCN”) for the project and concur with MPS becoming an Additional Participating Transmission Owner.

Due to the impending CPCN filing expected to be filed with the MPUC during the third quarter of 2008, on April 11, 2008, MPS petitioned the MPUC to terminate MPUC Docket No. 2006-513.  MPS expects a decision in this Docket in the near future, but cannot predict the outcome of this effort.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed above, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS will be an active participant in this Docket.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $29.7 million and $30.9 million at March 31, 2008, and December 31, 2007, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its eighth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.0 million; as of March 31, 2008, $2.4 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, Accounting for Leases.  The following summarizes payments for leases for a period in excess of one year for the quarters ended March 31, 2008, and 2007:

(In thousands of dollars)	2008	2007
Equipment	$5	$6
Building	32	77
Vehicles	-	9
Rights of Way	-	26
Total	$37	$118

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2007.  Please refer to MAM’s 2007 Form 10-K for these future lease payments.

Financial Information System Hosting Agreement

In 2007, the Company renegotiated its Financial Information System hosting agreement with OneNeck IT Services to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees are $537,500 per year for 2007 through 2013.

9.    FAIR VALUE DISCLOSURES

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures requirements about fair value measurements.  This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  The standard does not require any new fair value measurements.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level fair value hierarchy as the basis for considering market participant assumptions in fair value measurements.  The input levels are defined as follows:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 inputs:  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs: Unobservable inputs for the asset or liability, typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.  This valuation relies on Level 2 inputs.

The fair value of the interest rate hedges, as of March 31, 2008, was a liability of $2.65 million, compared to a liability of $2.26 million at December 31, 2007, a loss in fair value of $392,000.  This loss, less the deferred income tax benefit of $157,000, from December 31, 2007, to March 31, 2008, has been reported as “Other Comprehensive Income (Loss)” on the Consolidated Statement of Shareholders’ Equity.

10.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of March 31, 2008, for these capital lease arrangements is approximately $600,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2007.  Please refer to MAM’s 2007 Form 10-K for these future lease payments.

11.    DISCONTINUED OPERATIONS

The Maricor Group

The operations of TMG largely ceased during 2007, with the sale of substantially all of the assets of TMGC in June 2007, and the closure of TMGNE in August 2007.  The activity presented in discontinued operations is primarily the activity of Mecel, a wholly-owned Canadian subsidiary of TMGC which MAM is actively working to sell.

The net loss for unregulated engineering services is composed of the following:

(in thousands of dollars)	Quarters Ended March 31,
	2008	2007
Loss From Operations:
Operating Revenue	$20	$1,667
Expenses	(35)	(1,809)
Loss from Operations	(15)	(142)
Benefit of Income Taxes	6	63
Net Loss — Unregulated Engineering Services	$(9)	$(79)

The unregulated engineering services balance sheets as of March 31, 2008, and December 31, 2007, were as follows:

(in thousands of dollars)	March 31,	December 31,
	2008	2007
Assets:
Cash and Cash Equivalents	$56	$48
Accounts Receivable, Net	7	15
Other Current Assets	18	114
Current Assets	81	177
Fixed Assets, Net of Depreciation	557	578
Total Assets	$638	$755
Shareholder's Equity and Liabilities:
Shareholder's (Deficit) Equity	$(4,990)	$(4,966)
Accounts Payable and Accrued Employee Benefits	10	6
Intercompany Accounts Payable	1,308	1,402
Other Current Liabilities	528	531
Current Liabilities	1,846	1,939
Intercompany Notes Payable	3,782	3,782
Total Shareholder's Equity and Liabilities	$638	$755

Maricor Technologies

MAM divested all of the assets reported as Unregulated Software Technology during 2007.  The operations for this segment have been classified as discontinued operations.

The operating revenue and net loss for unregulated software technology for the first quarters of 2007 was as follows:

(in thousands of dollars)	March 31,
2007
Loss From Operations:
Operating Revenue	$102
Expenses	(310)
Loss From Operations	(208)
Benefit of Income Taxes	78
Net Loss — Unregulated Software Technology	$(130)

There was no impact on earnings in the first quarter of 2008, and no assets, liabilities or equity remaining in MTI at December 31, 2007, or March 31, 2008.

12.     SUBSEQUENT EVENTS

Bank of America Financing

In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America.  These amendments were approved by the MPUC on May 1, 2008, and formalized and implemented effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America.  MAM USG also executed a $500,000 line of credit with Bank of America, effective in early May 2008.  This line of credit will be used to fund working capital needs.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2007 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net Income and Earnings Per Share

	Quarters Ended March 31,
(Dollars in Thousands Except per Share Amounts)	2008	2007
Income (Loss) from Continuing Operations
Regulated Electric Utility	$1,987	$1,955
Unregulated Utility Services	95	-
Other*	(107)	(395)
Income from Continuing Operations	1,975	1,560
Loss from Discontinued Operations
Unregulated Engineering Services	(9)	(79)
Unregulated Software Technology	-	(130)
Loss from Discontinued Operations	(9)	(209)
Net Income	$1,966	$1,351
Basic Income Per Share	$1.17	$0.82

*The “Other” line includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility or unregulated utility services and inter-company eliminations.

Net income above is allocated based upon the segments as presented in Note 3, “Segment Information,” of the Consolidated Financial Statements.  The results by segment are explained more fully in the following sections.

The trend of improved financial performance that began in 2007 has continued into 2008, with $614,000 more consolidated net income, an increase of 46%, and $0.35 more earnings per share in the first quarter of 2008 than in the first quarter of 2007.  The first quarter results of continuing operations were $2.0 million in 2008, compared to $1.6 million in 2007, with the focus on core utility competencies, including cost reductions at MPS and the first significant activity for MAM USG.  With the divestiture of all but one office building of the former unregulated operations during 2007, the loss from discontinued operations was reduced from $209,000 or $0.13 per share in the first quarter of 2007, to just $9,000 and $0.01 per share in the first quarter of 2008.

This quarter is the first time we have differentiated MAM USG as a separate segment of our business.  We have made good progress in obtaining electrical procurement, construction, engineering, and project management work within this segment.  We expect this trend to continue as we complete these projects and pursue additional opportunities.  We continue to view this segment as a way to leverage our core utility competencies as a means to provide incremental income and growth.

Our work also continues with the Maine Power Connection (“MPC”) project to develop, with our partner CMP, a high capacity transmission line connecting our service territory, with its existing and proposed generation, including renewable generation, to the New England power grid.  During April of 2008, we filed a Form 8-K and a related press release outlining the details of this proposed project.  Some facts about the MPC project:

•	A proposed a 345 kV transmission line to support interconnection requests for more than 800 MW of potential renewable generation;
•	Line length between 150 and 200 miles; and
•	Total estimated cost $400-$500 million

There are several potential benefits of this proposed line including:

•	Introduce / increase of competition in Northern Maine electricity market;
•	Provide economic benefits for region from potentially lower rates, now and in the future;
•	Enhance overall market access to renewable energy sources;
•	Increase system reliability;
•	Reduce overall greenhouse gases and compliance with the regional greenhouse gas initiative;
•	Stimulate local economy;
•	Enhance State and local tax base; and
•	Provide shareholders additional investment in income-producing assets.

We are expecting to file for regulatory approvals and are completing required electrical and economic costs and benefits analyses, expecting completion this summer.   During this time, we continue to secure regional support for the project with stakeholders in Maine and New England and are working toward a targeted operational date in late 2010.

On March 31, 2008, MAM successfully divested its 50% interest in Maricor Properties and its subsidiary Cornwallis for $535,000 Canadian or $529,000 US.  This transaction also released the $1.7 million letter of credit from Bank of America and freed MAM of any obligations associated with the long-term debt of Maricor Properties and Cornwallis.  The divestiture was accomplished through a Redemption Agreement signed with Ashford, the other 50% owner of Maricor Properties.  On April 22, 2008, the proceeds from this sale and other available funds were used to repay the remaining $850,000 balance of MAM’s term note with Bank of America.

Interest Expense

Interest charges for continuing operations fell from $305,000 in the first quarter of 2007 to $253,000 in the first quarter of 2008.  The decrease is primarily due to lower debt balances, with almost $5.9 million of short- and long-term debt repaid in just the first quarter of 2008.  This reduction in debt is in accordance with the cash priorities outlined in the 2007 MAM Form 10-K.

Income Tax Expense / Benefit

The regulated provision for income taxes increased $47,000 from 2007 to 2008.  Most of this increase is attributable to the increase in the effective tax rate, from 40.9% in 2007 to 41.3% in 2008, due to earnings from investments.  The remainder of the increase, approximately $12,000, is due to the increase in net income at MPS.

The benefit of income taxes for unregulated continuing operations decreased from $241,000 in the first quarter of 2007 to $2,000 in the first quarter of 2008.  The decrease is a result of the combination of lower costs at the holding company and income from MAM USG.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These taxes increased $10,000 from prior year to $454,000 for the quarter ended March 31, 2008.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended
	March 31,
	2008	2007
Net Income — Regulated Electric Utility (In thousands)	$1,987	$1,955
Earnings Per Share from Regulated Electric Utilities	$1.18	$1.19

Regulated Operating Revenue

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters ended March 31, 2008, and 2007, are as follows:

	2008		2007
	Dollars	MWH	Dollars	MWH
Residential	$4,345	51,422	$4,337	51,997
Large Commercial	1,347	38,004	1,483	42,733
Medium Commercial	1,854	26,346	1,948	27,834
Small Commercial	2,488	25,929	2,516	26,555
Other Retail	233	850	228	847
Total Regulated Retail	10,267	142,551	10,512	149,966
Other Regulated Operating Revenue	634		403
Total Regulated Revenue	$10,901		$10,915

MPS revenue decreased slightly, $14,000 or 0.1% from the first quarter of 2007 to the first quarter of 2008.  Large commercial customer revenue fell $136,000, approximately $130,000 of which is due to mill closures and cutbacks in the area.  The duration of these cutbacks and closures and their ultimate impact on MPS revenue is unknown at this time; however, there have been no changes in the status of these operations to date in the second quarter.

Medium and small commercial customer revenue also decreased, down approximately $122,000.  The decrease is due to a 2,114 MWH or 3.9% decrease in volume, which reduced revenue by approximately $163,000.  This reduction in revenue is due to small and medium commercial customers who have ceased or cut back their operations since last year, or implemented conservation efforts.  Prices for these customers were up on average, contributing $41,000 more revenue than prior year.  Revenue from residential and other retail customers increased, up $13,000.

Other regulated operating revenue continued to grow in the first quarter of 2008, up $234,000 or 58%.  Wheeling revenue was up $279,000 for the first three months of 2008 compared to the first three months of 2007.  This increase was partly offset by smaller decreases in other types of other regulated operating revenue.

MPS’s transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed return on assets) less the wheeling revenue earned.  The rates go into effect on July 1 each year, and are calculated from the financial results of the previous calendar year.  Similar to the increase in wheeling revenue in 2007 over 2006, the additional wheeling revenue earned during 2008 will offset the revenue requirement in the establishment of the rates that will go into effect on July 1, 2009.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters ended March 31, 2008, and 2007, regulated operation and maintenance expenses are as follows:

(In thousands of dollars)	2008	2007
Regulated Operation and Maintenance
Labor	$1,263	$1,119
Benefits	395	446
Outside Services	261	199
Holding Company Management Costs	275	436
Insurance	131	142
Regulatory Expenses	311	253
Transportation	241	315
Other	460	467
Total Regulated Operation and Maintenance	$3,337	$3,377

Regulated operation and maintenance expense decreased approximately $40,000 or 1.2% from the first quarter of 2007 to the first quarter of 2008.  The largest expense reductions were:

•
Benefits expenses were reduced $51,000 from 2007 to 2008.  Effective December 31, 2006, future salary and service accruals for current participants in the plan ceased.  The Company agreed to employer contributions of 5% to 25% of each eligible employee’s gross base pay to compensate in part or in full for this lost benefit.  These contributions decreased $30,000 from the first quarter of 2007 to the first quarter of 2008.  Pension and post-retirement medical expenses also decreased, down approximately $25,000, based on the actuarial estimates for 2008 compared to 2007.

•
Holding company management costs dropped $161,000, due to a $201,000 reduction in directors’ fees allocated to MPS in the first quarter of 2008 compared to the first quarter of 2007.  The deferred portion of directors’ compensation is adjusted to the current stock price each quarter; the increase in stock price in the first quarter of 2007 resulted in higher expense for that period.  This reduction in expense was partly offset by other smaller increases in holding company costs.

•
Transportation expense fell $74,000, returning to near the 2006 levels of expense.  During the first quarter of 2007, additional maintenance work was required on the vehicle fleet, resulting in higher-than-normal expense.

These expense reductions were partly offset by the following cost increases:

•
Labor expense has increased approximately $144,000.  As noted in the March 31, 2007, MAM Form 10-Q, labor costs in that period were unusually low, due to the milder weather and fewer outages.  Overtime labor for the first quarter returned to more normal levels in the first quarter of 2008, increasing labor expense approximately $70,000.  Further, approximately $37,000 was paid under the Company’s profit sharing plan.  The remaining increase is due to normal pay increases.

•
Expense for outside services increased $62,000 year-over-year.  The increase is primarily due to $49,000 of engineering and information technology services that were outsourced in late 2007 and early 2008.

•	Regulatory expenses have increased $58,000, due to higher regulatory assessment rates.

The remainder of the decrease in expense is due to other smaller changes in various expense categories.

Stranded cost expenses of the regulated utility are as follows:

(In thousands of dollars)	2008	2007
Stranded Costs
Maine Yankee	$588	$720
Seabrook	384	384
Deferred Fuel	1,560	1,504
Cost Incentive Refund	62	63
Cancelled Transmission Plant	64	63
Special Discounts	70	70
Total Stranded Costs	$2,728	$2,804

The stranded cost expenses presented above for both 2008 and 2007 reflect the impact of MPS’s most recent stranded cost rate case, MPUC Docket No. 2006-506.  The amortization amounts for the rest of 2008 are expected to remain consistent with the first quarter.  The changes from prior year are a result of the timing of recovery of stranded costs under the Docket, primarily related to Maine Yankee and deferred fuel.  The recovery of Maine Yankee in the Docket correlates to Maine Yankee’s cost budget, which is decreasing over time, while the recovery of deferred fuel is the levelizing mechanism.

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.  MAM USG was created in September 2007, and is being presented as a separate segment for the first time in this report.  This segment earned $95,000 for the first quarter of 2008, or $0.06 per share.  The activity for the quarter includes work performed on two significant wind farm projects outside of MPS’s service territory, as well as other smaller projects.

Other Continuing Operations

	Quarters Ended
	March 31,
	2008	2007
Net Loss — Other Continuing Operations (in thousands)	$(107)	$(395)
Loss Per Share from Other Continuing Operations	$(0.06)	$(0.24)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses and intercompany eliminations.  The divestiture of the unregulated software technology and engineering services operations reduced the costs included in this segment; however, some of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.

The operating expenses of this segment decreased from $492,000 in the first quarter of 2007 to $95,000 in the first quarter of 2008.  The majority of this decrease is due to the shift of internal labor and external resources from the former unregulated operations to the on-going utility and utility-related operations which are charged directly to those segments.

Discontinued Operations

	Quarters Ended March 31,
(In thousands of dollars)	2008	2007
Net Loss — Discontinued Operations	$(9)	$(209)
Basic Loss Per Share from Discontinued Operations	$(0.01)	$(0.13)

With the sale of substantially all of the assets of TMGC and MTI, and the closure of the TMGNE office, the net loss from discontinued operations was $9,000 or $0.01 for the first quarter of 2008, compared to a net loss of $209,000 or $0.13 for the same period of 2007.  Management anticipates divesting the remaining discontinued operations, Mecel, during the second quarter of 2008.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM has substantially improved its liquidity position as of March 31, 2008, compared with the same quarter end in 2007.  We have focused on paying down approximately $5.9 million of debt in just the first quarter of 2008, $4.9 million of which was short-term debt or the portion of long-term debt due within one year.  We have also substantially improved our cash flow from operating activities, which increased by 61% year over year due to favorable differences in net income, accounts payable and deferred income taxes.

The Company’s cash and cash equivalents as of March 31, 2008, were $1.1 million, up from $910,000 at December 31, 2007.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1 of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first quarter of 2008 was $5.7 million, compared to $3.5 million in the first quarter of 2007.  The increase in net income of $615,000 from the first quarter of 2007 to the first quarter of 2008 and the changes in accounts payable and deferred income taxes were the largest factors in the increase in operating cash flow period-over-period.  Net cash flow provided by operating activities was reduced the first quarter of 2008, compared to the first quarter of 2007 by $1.1 million from the change in accounts receivable and unbilled revenue.

Cash flow used for financing included the repayment of short- and long-term debt totaling $5.9 million in the first quarter of 2008.  Cash flow used for financing activities for the first three months of 2007 totaled $2.5 million, as long- and short-term debt was reduced.

Cash flow provided by investing activities for the first quarter of 2008 were $329,000, largely as a result of the change in restricted investments which provided cash flows from the capital reserve account upon final payment of the 1998 FAME Notes obligation.  This source of cash was offset by investments in fixed assets of $1.9 million, approximately $757,000 more than for the same period of 2007.  For the first three months of 2007, cash flow used for investing activity totaled $1.2 million, most of which was the investment in fixed assets.  Approximately $69,000 was used in the first quarter of 2007 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004.  The final stock contingency obligations from TMG acquisitions were settled in September 2007.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of March 31, 2008, MPS is in compliance with these conditions.

As part of the refinancing of short-term borrowings during 2005 and continuing under the revised terms in May of 2008, MAM and MPS agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MAM and MPS are in compliance with all debt covenants as of March 31, 2008.

In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America.  These amendments were approved by the MPUC on May 1, 2008, and formalized and implemented effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America. The letter of credit fees are estimated to save $555,000 over the remaining term of the bonds, through 2021. The savings related to the interest rate reductions on the lines of credit are dependent on the level of borrowing under those lines.  MAM USG also executed a $500,000 line of credit with Bank of America, effective in early May 2008.  This line of credit will be used to fund working capital needs.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 4T. Controls and Procedures

The principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  "Disclosure controls and procedures" are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the Company's Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

We maintain a system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 for wholesale customers and $345,000 for retail customers. These rates were effective as of July 1, 2007.  The parties have reached a settlement in principle, with no material change to the rates in the original filing.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) the stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  In September 2007, the MPUC provided a Report to the Maine Legislature stating that “a long-term standard offer solicitation, without a transmission line development component, is not sufficiently likely to address the lack of competition in the area and may be counterproductive.”  At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) the stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO New England (“ISO-NE”) grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and Central Maine Power (“CMP”), pursuant to Section II 46-48 of the ISO-NE OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO-NE operated transmission system. The preliminary study results indicate there would be economic and reliability benefits for Maine and the entire New England region as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP have begun preparations to file for approval of the new line with the MPUC during 2008.

Coincident with this effort, on February 26, 2008, MPS conditionally requested ISO-NE’s consent for MPS to become a member of ISO-NE, more specifically an Additional Participating Transmission Owner as set forth in Section 11.05 of the Transmission Operating Agreement. The request was conditioned on a number of significant factors and necessary approvals, including (a) that the costs of new line and portions of MPS’s existing transmission system be included in New England regional rates in a manner such that northern Maine consumers will obtain economic benefits from joining ISO-NE that outweigh the costs to them; (b) that the new line be constructed, energized and included in the ISO-NE Regional Network Service transmission rate; and (c) that the MPUC grant a Certificate of Public Convenience and Necessity (“CPCN”) for the project and concur with MPS becoming an Additional Participating Transmission Owner.

Due to the impending CPCN filing expected to be filed with the MPUC during the third quarter of 2008, on April 11, 2008, MPS petitioned the MPUC to terminate MPUC Docket No. 2006-513.  MPS expects a decision in this Docket in the near future, but cannot predict the outcome of this effort.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed above, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS will be an active participant in this Docket.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2007 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Construction of New Transmission Facilities

MPS, working with CMP, is seeking to develop a 345 kV transmission line to connect northern Maine to the ISO-NE control area, together with related system upgrades.  MPS expects this line, if built, will increase reliability and competition and meet new load growth requirements from potential renewable generation projects.  This project is being undertaken coincident with an on-going system impact study at ISO-NE, which was triggered by interconnection requests in connection with proposed new generation projects.  Local, state and federal regulatory approvals and permits are required for this project.  We may or may not be able to obtain the approvals required for this proposed transmission project.  The project is also dependent on the development of additional generation and the needs of generators in our service territory.  Other factors, such as cost and availability of materials, labor and subcontractors may increase the cost of the project or delay its completion.

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

Limited population growth and economic expansion in the region could also negatively impact the utility’s ability to maintain their customer base.  Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS’s service area.  Temporary plant shutdowns and slow economic growth can reduce our earnings.  Potential renewable energy and other generation projects in our service territory may mitigate these factors.  Also, MPS participates in APP, a public/private partnership for economic progress.  The efforts of APP are intended to increase the area’s emphasis on economic development.

Equity Price Risk

Market price protection was given by MTI when it sold its assets to HCI Systems Assets Management, LLC (“HCI”).  Under this agreement, HCI converted its remaining 6,500 preferred shares to 26,000 common shares in April 2007.  If the average closing stock price of MAM’s stock had been less than $25 for the ten trading days prior to March 31, 2008, HCI would have been entitled to additional shares of common stock.  MAM’s stock remained above this level, and no additional shares were granted.

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

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  May 12, 2008

/s/ Randi J. Arthurs
_______________
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer