Form 10-Q
period 2008-06-30
MAINE & MARITIMES CORP
filed 2008-08-08
CIK 1222497

___________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

___________________________

Commission File No.  333-103749

MAINE & MARITIMES CORPORATION

A Maine Corporation

I.R.S. Employer Identification No. 30-0155348

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 760-2499

___________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2008.

Common Stock, $7.00 par value – 1,678,249 shares

Glossary of Terms

AMEX	American Stock Exchange
CES	Competitive Energy Supplier
CMP	Central Maine Power Company
CPCN	Certificate of Public Convenience and Necessity
EA	Energy Atlantic, LLC
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
ISO-NE	ISO New England
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MOU	Memorandum of Understanding
MPC	Maine Power Connection
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MTI	Maricor Technologies, Inc.
MW	Megawatt
MWH	Megawatt Hour
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
PCB	Poly Chlorinated Bi-phenol
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

See the following exhibits: Maine & Maritimes Corporation ("MAM" or the "Company") and subsidiaries Consolidated Financial Statements, including (1) an unaudited statement of consolidated operations for the quarter and six months ended June 30, 2008, and for the corresponding periods of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2008, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of June 30, 2008; (4) an audited consolidated balance sheet as of December 31, 2007, the end of MAM's preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through June 30, 2008.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at June 30, 2008; the results of their operations for the three and six months ended June 30, 2008 and 2007; and their cash flows for the six months ended June 30, 2008, and 2007.

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

•
Maine & New Brunswick Electrical Power Company, Ltd. is an inactive Canadian subsidiary of MPS, which, prior to deregulation and generation divestiture, owned MPS’s Canadian electric generation assets.

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

Discontinued Operations

•
The Maricor Group was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services.  TMG operated primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada, through its subsidiaries TMGNE and TMGC.  The legal entities of TMG, TMGNE and TMGC are expected to be dissolved during 2008.

•
TMGC is also the parent company of Mecel Properties Ltd.  Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owns the office building that housed the Halifax, Nova Scotia, operating division of The Maricor Group, Canada Ltd.  The Mecel building was sold May 30, 2008.  The legal entity of Mecel Properties Ltd. is expected to be dissolved during 2008.

•	Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Regulated Revenues	$7,789	$7,951	$18,680	$18,866
Unregulated Utility Services Revenues	2,078	-	3,374	-
Total Operating Revenues	9,867	7,951	22,054	18,866

Operating Expenses
Regulated Operation and Maintenance	3,305	3,168	6,642	6,545
Unregulated Utility Services Direct Project Expenses	2,092	-	3,210	-
Other Unregulated Operation and Maintenance (1)	326	355	483	847
Depreciation	756	697	1,511	1,408
Amortization of Stranded Costs	2,728	2,647	5,456	5,451
Amortization	54	61	107	116
Taxes Other Than Income	452	441	906	885
Provision for Income Taxes—Regulated	193	320	1,557	1,637
Benefit of Income Taxes—Unregulated	(175)	(181)	(177)	(422)

Total Operating Expenses	9,731	7,508	19,695	16,467

Operating Income	136	443	2,359	2,399

Other Income (Deductions)
Equity in Income of Associated Companies	41	39	66	(33)
Interest and Dividend Income	1	6	5	13
Benefit of (Provision for) Income Taxes	19	(4)	(10)	(5)
Other—Net	(97)	(18)	(92)	(43)

Total Other Income (Deductions)	(36)	23	(31)	(68)

Income Before Interest Charges	100	466	2,328	2,331

Interest Charges
Long-Term Debt and Notes Payable	559	722	1,214	1,483
Less Stranded Costs Carrying Charge	(403)	(442)	(805)	(898)

Total Interest Charges	156	280	409	585

Net (Loss) Income from Continuing Operations	(56)	186	1,919	1,746

Discontinued Operations
Loss on Sale of Discontinued Operations	(1)	(362)	(1)	(362)
Loss from Operations	(20)	(573)	(35)	(923)
Income Tax Benefit	9	372	15	513

Loss from Discontinued Operations	(12)	(563)	(21)	(772)

Net (Loss) Income Available for Common Stockholders	$(68)	$(377)	$1,898	$974

Average Shares of Common Stock Outstanding	1,678,096	1,677,187	1,677,979	1,662,005

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.03)	$0.11	$1.14	$1.05

Basic Loss Per Share of Common Stock From Discontinued Operations	(0.01)	(0.33)	(0.01)	(0.46)

Basic (Loss) Earnings Per Share of Common Stock From Net Income	$(0.04)	$(0.22)	$1.13	$0.59

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.03)	$0.11	$1.14	$1.04

Diluted Loss Per Share of Common Stock From Discontinued Operations	(0.01)	(0.33)	(0.01)	(0.46)

Diluted (Loss) Earnings Per Share of Common Stock From Net Income	$(0.04)	$(0.22)	$1.13	$0.58

(1)
Other Unregulated Operation and Maintenance expense includes general and administrative expenses for MAM Utility Services Group, activity of the holding company that cannot be allocated to MPS, and intercompany eliminations.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Six Months Ended June 30,
	2008	2007
Cash Flow From Operating Activities
Net Income	$1,898	$974
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	1,511	1,408
Amortization of Intangibles	107	116
Amortization of Seabrook	555	555
Amortization of Cancelled Transmission Plant	127	127
Deferred Income Taxes—Net	408	791
Deferred Investment Tax Credits	(10)	(10)
Change in Deferred Regulatory and Debt Issuance Costs	2,811	2,229
Change in Benefit Obligations	153	(294)
Change in Deferred Directors' Compensation	386	392
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	(551)	592
Other Current Assets	(9)	(359)
Accounts Payable	1,018	(1,852)
Other Current Liabilities	314	512
Other—Net	(410)	1,220
Operating Cash Flows from Continuing Operations	8,308	6,401
Operating Cash Flows from Discontinued Operations	98	(894)

Net Cash Flow Provided By Operating Activities	8,406	5,507

Cash Flow From Financing Activities
Repayments of Long-Term Debt	(4,067)	(1,595)
Additions of Long-Term Debt	-	3,499
Short-Term Debt Borrowings (Repayments), Net	(2,400)	(4,970)
Short-Term Debt Repayments of Discontinued Operations, Net	-	(1,000)

Net Cash Flow Used For Financing Activities	(6,467)	(4,066)

Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	-	(187)
Investment in Fixed Assets	(4,191)	(2,557)
Change in Restricted Investments	2,393	(2)
Cash Received from Sale of Discontinued Operations	573	1,821

Net Cash Flow Used For Investing Activities	(1,225)	(925)

Increase in Cash and Cash Equivalents	714	516
Cash and Cash Equivalents at Beginning of Period	910	898

Cash and Cash Equivalents at End of Period	$1,624	$1,414

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,336	$1,499
Income Taxes	$1,305	$153
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$13	$12
Capital Leases	$-	$226

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In Thousands of Dollars)	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Plant:
Electric Plant in Service	$106,254	$104,289
Non-Utility Plant	61	3
Less Accumulated Depreciation	(45,555)	(44,212)

Net Plant in Service	60,760	60,080
Construction Work-in-Progress	4,768	3,035

Total Plant Assets	65,528	63,115

Investments in Associated Companies	911	940

Net Plant and Investments in Associated Companies	66,439	64,055

Current Assets:
Cash and Cash Equivalents	1,624	910
Accounts Receivable (less allowance for uncollectible accounts of $135 in 2008 and $247 in 2007)	9,309	7,921
Accounts Receivable from Associated Companies	-	377
Unbilled Revenue from Utility	710	1,170
Inventory	835	819
Unbilled Contract Revenue	196	-
Prepayments	224	427
Current Assets of Discontinued Operations	50	756

Total Current Assets	12,948	12,380

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	3,460	4,774
Recoverable Seabrook Costs	8,894	9,449
Regulatory Assets—Deferred Income Taxes	5,267	5,481
Regulatory Assets—Post-Retirement Medical Benefits	2,561	2,574
Deferred Fuel and Purchased Energy Costs	28,516	30,859
Cancelled Transmission Plant	127	254
Unamortized Premium on Early Retirement of Debt	789	893
Deferred Regulatory Costs	937	1,302

Total Regulatory Assets	50,551	55,586

Other Assets:
Unamortized Debt Issuance Costs	207	289
Restricted Investments (at cost, which approximates market)	73	2,466
Other Assets	1,201	849

Total Other Assets	1,481	3,604

Total Assets	$131,419	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities

(In Thousands of Dollars)	June 30,	December 31,
	2008	2007
Capitalization (see accompanying statement):	(Unaudited)	(Audited)
Shareholders’ Equity	$44,917	$42,941
Long-Term Debt	26,142	27,427

Total Capitalization	71,059	70,368

Current Liabilities:
Long-Term Debt Due Within One Year	1,381	4,163
Notes Payable to Banks	5,600	8,000
Accounts Payable	6,217	4,699
Accounts Payable—Associated Companies	207	234
Accrued Employee Benefits	905	1,377
Customer Deposits	77	61
Taxes Accrued	544	116
Interest Accrued	97	201
Unearned Revenue	14	42
Current Liabilities of Discontinued Operations	518	537

Total Current Liabilities	15,560	19,430

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,648	5,699
Carrying Value of Interest Rate Hedge	2,099	2,255
Uncollected Maine Yankee Decommissioning Costs	3,460	4,774
Other Regulatory Liabilities	260	343
Deferred Income Taxes	22,114	21,864
Accrued Postretirement Benefits and Pension Costs	8,366	8,226
Investment Tax Credits	49	59
Miscellaneous	2,804	2,607

Total Deferred Credits and Other Liabilities	44,800	45,827

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$131,419	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2007	1,677,664	$11,744	$1,954	$29,898	$(655)	$42,941

Common Stock Issued	432	3	10			13

Net Income				1,898		1,898

Other Comprehensive (Loss) Income:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $11					(17)	(17)

Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $8					(12)	(12)

Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $62					94	94

Total Other Comprehensive Income						65

Total Comprehensive Income						1,963

Balance, June 30, 2008	1,678,096	$11,747	$1,964	$31,796	$(590)	$44,917

MAM had five million shares of $7 per share common stock authorized, with 1,678,096 and 1,677,664 shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, and December 31, 2007, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identified a consistent hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles.  This Statement is not expected to materially impact the Company’s financial statements.

2.    INCOME TAXES

A summary of Federal, State and Canadian income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAM USG, TMG and MTI.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).” The foreign income taxes include only the Canadian income taxes for Me&NB and Mecel.

(In thousands of dollars)	For the Quarters Ending June 30,		For the Six Months Ending June 30,
	2008	2007	2008	2007
Current income taxes
Federal	$1,045	$-	$1,045	$-
State	357	-	357	-
Foreign	14	4	14	8

Total current income taxes	1,416	4	1,416	8

Deferred income taxes
Federal	(1,086)	(281)	(43)	366
State	(335)	53	12	343

Total deferred income taxes	(1,421)	(228)	(31)	709

Investment credits, net	(5)	(5)	(10)	(10)
Total income taxes	$(10)	$(229)	$1,375	$707

Allocated to:
Operating income
- Regulated	$193	$320	$1,557	$1,637
- Unregulated	(175)	(181)	(177)	(422)

Subtotal	18	139	1,380	1,215
Discontinued Operations	(9)	(372)	(15)	(513)

Total Operating	9	(233)	1,365	702
Other income	(19)	4	10	5
Total	$(10)	$(229)	$1,375	$707

For the six months ended June 30, 2008, and 2007, the effective income tax rates were 42.0% and 42.1%, respectively.  The principal reason for the effective tax rate differing from the US federal income tax rate is the earnings from investments, which is partly offset by the empowerment zone credit adjustment and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in the first two quarters of 2008 or 2007.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some of all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months, and no adjustments to reported tax benefits were required under FIN 48.  As of June 30, 2008 and 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2003, or earlier.

As required by SFAS 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and Accumulated Other Comprehensive Income (“OCI”) on MPS’s interest rate hedges. For the six months ended June 30, 2008, and the year ended December 31, 2007, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2008, and December 31, 2007:

(In thousands of dollars)
	June 30, 2008	December 31, 2007
Seabrook	$4,817	$5,124
Property	10,167	9,527
Flexible pricing revenue	284	403
Deferred fuel	11,377	12,311
Pension and post-retirement benefits	(2,206)	(2,173)
Net Operating Loss Carryforwards	(881)	(2,095)
Other Comprehensive Income	(800)	(853)
Deferred Directors' Compensation	(543)	(388)
Other	(101)	8

Net Accumulated Deferred Income Tax Liability from Continuing Operations	$22,114	$21,864

Other Comprehensive Income	537	538
Other	(23)	(11)

Net Accumulated Deferred Income Tax Liability of Discontinued Operations	$514	$527
Net Accumulated Deferred Income Tax Liability	$22,628	$22,391

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: MTI, classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

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

	(In thousands of dollars)
	Quarter Ended June 30, 2008
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,805	$-	$-	$-	$(16)	$7,789
Unregulated Utility Operating Revenues	-	2,078	-	-	-	2,078

Total Operating Revenues	7,805	2,078	-	-	(16)	9,867

Operating Expenses
Regulated Operation & Maintenance	3,305	-	-	-	-	3,305
Unregulated Operation & Maintenance	-	2,344	-	-	74	2,418
Depreciation	753	3	-	-	-	756
Amortization of Stranded Costs	2,728	-	-	-	-	2,728
Amortization	54	-	-	-	-	54
Taxes Other than Income	451	-	-	-	1	452
Income Taxes	193	(125)	-	-	(50)	18

Total Operating Expenses	7,484	2,222	-	-	25	9,731

Operating Income (Loss)	321	(144)	-	-	(41)	136
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	42	-	-	-	(1)	41
Interest and Dividend Income	9	-	-	-	(8)	1
Other (Deductions) Income	(33)	(46)	-	-	1	(78)

Total Other Income (Deductions)	18	(46)	-	-	(8)	(36)

Income (Loss) Before Interest Charges	339	(190)	-	-	(49)	100

Interest Charges	126	-	-	-	30	156

Income (Loss) from Continuing Operations	213	(190)	-	-	(79)	(56)

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(1)	-	-	(1)
Loss From Operations	-	-	(20)	-	-	(20)
Benefit of Income Taxes	-	-	9	-	-	9
Loss from Discontinued Operations	-	-	(12)	-	-	(12)

Net Income (Loss)	$213	$(190)	$(12)	$-	$(79)	$(68)

	(In thousands of dollars)
	Quarter Ended June 30, 2007
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,951	$-	$-	$-	$-	$7,951

Operating Expenses
Regulated Operation & Maintenance	3,168	-	-	-	-	3,168
Unregulated Operation & Maintenance	-	-	-	-	355	355
Depreciation	697	-	-	-	-	697
Amortization of Stranded Costs	2,647	-	-	-	-	2,647
Amortization	61	-	-	-	-	61
Taxes Other than Income	440	-	-	-	1	441
Income Taxes	320	-	-	-	(181)	139

Total Operating Expenses	7,333	-	-	-	175	7,508

Operating Income (Loss)	618	-	-	-	(175)	443
Other Income (Deductions)
Equity in Loss of Associated Companies	40	-	-	-	(1)	39
Interest and Dividend Income	17	-	-	-	(11)	6
Other Deductions	(22)	-	-	-	-	(22)

Total Other Income (Deductions)	35	-	-	-	(12)	23

Income (Loss) Before Interest Charges	653	-	-	-	(187)	466

Interest Charges	197	-	-	-	83	280

Income (Loss) from Continuing Operations	456	-	-	-	(270)	186

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(362)	-	-	(362)
Loss From Operations	-	-	(370)	(203)	-	(573)
Benefit of Income Taxes	-	-	286	86	-	372
Loss from Discontinued Operations	-	-	(446)	(117)	-	(563)

Net Income (Loss)	$456	$-	$(446)	$(117)	$(270)	$(377)

	(In thousands of dollars)
	Six Months Ended June 30, 2008
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$18,706	$-	$-	$-	$(26)	$18,680
Unregulated Utility Operating Revenues	-	3,374	-	-	-	3,374

Total Operating Revenues	18,706	3,374	-	-	(26)	22,054

Operating Expenses
Regulated Operation & Maintenance	6,642	-	-	-	-	6,642
Unregulated Operation & Maintenance	-	3,524	-	-	169	3,693
Depreciation	1,507	4	-	-	-	1,511
Amortization of Stranded Costs	5,456	-	-	-	-	5,456
Amortization	107	-	-	-	-	107
Taxes Other than Income	904	2	-	-	-	906
Income Taxes	1,557	(61)	-	-	(116)	1,380

Total Operating Expenses	16,173	3,469	-	-	53	19,695

Operating Income (Loss)	2,533	(95)	-	-	(79)	2,359
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	75	-	-	-	(9)	66
Interest and Dividend Income	22	-	-	-	(17)	5
Other (Deductions) Income	(105)	-	-	-	3	(102)

Total Other (Deductions) Income	(8)	-	-	-	(23)	(31)

Income (Loss) Before Interest Charges	2,525	(95)	-	-	(102)	2,328

Interest Charges	325	-	-		84	409

Income (Loss) from Continuing Operations	2,200	(95)	-	-	(186)	1,919

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(1)	-	-	(1)
Loss From Operations	-	-	(35)	-	-	(35)
Benefit of Income Taxes	-	-	15	-	-	15
Loss from Discontinued Operations	-	-	(21)	-	-	(21)

Net Income (Loss)	$2,200	$(95)	$(21)	$-	$(186)	$1,898

Total Assets	$128,779	$2,594	$50	$-	$(4)	$131,419

	(In thousands of dollars)
	Six Months Ended June 30, 2007
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$18,866	$-	$-	$-	$-	$18,866

Operating Expenses
Regulated Operation & Maintenance	6,545	-	-	-	-	6,545
Unregulated Operation & Maintenance	-	-	-	-	847	847
Depreciation	1,408	-	-	-	-	1,408
Amortization of Stranded Costs	5,451	-	-	-	-	5,451
Amortization	116	-	-	-	-	116
Taxes Other than Income	881	-	-	-	4	885
Income Taxes	1,637	-	-	-	(422)	1,215

Total Operating Expenses	16,038	-	-	-	429	16,467

Operating Income (Loss)	2,828	-	-	-	(429)	2,399
Other Income (Deductions)
Equity in Loss of Associated Companies	2	-	-	-	(35)	(33)
Interest and Dividend Income	34	-	-	-	(21)	13
Other Deductions	(42)	-	-	-	(6)	(48)

Total Other Deductions	(6)	-	-	-	(62)	(68)

Income (Loss) Before Interest Charges	2,822	-	-	-	(491)	2,331

Interest Charges	411	-	-	-	174	585

Income (Loss) from Continuing Operations	2,411	-	-	-	(665)	1,746

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(362)	-	-	(362)
Loss From Operations	-	-	(512)	(411)	-	(923)
Benefit of Income Taxes	-	-	349	164	-	513
Loss from Discontinued Operations	-	-	(525)	(247)	-	(772)

Net Income (Loss)	$2,411	$-	$(525)	$(247)	$(665)	$974

Total Assets	$134,509	$-	$4,229	$-	$2,021	$140,759

4.    INVESTMENTS IN ASSOCIATED COMPANIES

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of Maine Electric Power Company, Inc. (“MEPCO”), a jointly-owned electric transmission company. Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation, and therefore MPS records its investment in MEPCO and Maine Yankee using the equity method.  This is consistent with industry practice for similar jointly-owned units.

No dividends were paid by Maine Yankee in the first half of 2008.  Maine Yankee declared and paid a $20,000 dividend in the first half of 2007, and declared a $250,000 stock redemption.  MPS received dividends of $2,000 from MEPCO in the first and second quarters of 2008 and 2007.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.    STOCK COMPENSATION PLANS

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by MAM after its formation. The Plan, excluding these options outstanding, was terminated by the MAM Board of Directors on March 14, 2008.  The former CEO was the only employee to receive stock options under this Plan, with 3,932 options outstanding for the remainder of their original ten-year term.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of SFAS 123(R), “Accounting for Stock-Based Compensation.”  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Exercise Price	$30.10	$30.45
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

No options were granted, exercised, forfeited or expired during the quarter. The weighted-average fair value of the options granted is $4.17.

Dilutive earnings per share impact of outstanding stock options:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (Loss) Income (in thousands)	$(68)	$(377)	$1,898	$974
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,678,096	1,677,187	1,677,979	1,662,005
Dilutive Effect of Common Stock Options	-	-	750	-
Dilutive Effect of Preferred Shares	-	-	-	17,039
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,678,096	1,677,187	1,678,729	1,679,044

Net (Loss) Income per Share (Basic)	$(0.04)	$(0.22)	$1.13	$0.59
Net (Loss) Income per Share (Diluted)	$(0.04)	$(0.22)	$1.13	$0.58

The common stock options were anti-dilutive for the second quarter of 2008, and therefore were omitted from the calculation of diluted earnings per share.  There was a weighted-average of 574 potentially dilutive shares outstanding.

A new stock compensation plan, the 2008 Stock Plan, was approved at the May 13, 2008, Annual Stockholders Meeting.  This plan allows for the Performance and Compensation Committee of the MAM Board of Directors to grant up to 85,000 shares of MAM stock to employees.  No more than 10,000 shares may be granted to any one employee during a five year period, and the Performance and Compensation Committee may condition the grant or vesting of the stock awards on attainment of performance goals or the passage of time.  No shares have been granted under this plan.

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

During the second quarter of 2008, the equivalent of 670 shares was deferred, bringing the total deferred through June 30, 2008, to the equivalent of 33,349 shares.  The share price on that date was $42.75, resulting in a $1.4 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities,” and $574,000 of operating expense, before tax.  This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.  A $1 increase in MAM’s stock price will increase the liability and expense by approximately $33,000.  A $1 decrease in MAM’s stock price will decrease the liability and expense by approximately $33,000.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $21,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $370,000 and $347,000 in the first six months of 2008 and 2007, respectively.

The Company’s policy has been to fund pension costs accrued.  For the 2008 plan year, the Company contributed $41,000 in April and July 2008.   The Company also expects to contribute approximately $41,000 in fourth quarter of 2008 and $51,000 during 2009 for the 2008 plan year.  No additional contributions are anticipated for the 2007 plan year during 2008.

The following table sets forth the plans’ net periodic benefit income:

(In thousands of dollars)	Pension Benefits
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest cost	$268	$265	$537	$530
Expected return on plan assets	(305)	(290)	(609)	(580)
Recognized net actuarial loss	19	16	37	32

Net periodic benefit income	$(18)	$(9)	$(35)	$(18)

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$51	$45	$102	$90
Interest cost	137	124	273	248
Expected return on plan assets	(56)	(53)	(112)	(106)
Amortization of transition obligation	18	18	36	36
Amortization of prior service cost	(15)	(15)	(30)	(30)
Recognized net actuarial loss	49	45	99	90

Net periodic benefit cost	$184	$164	$368	$328

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue decreases were approximately $230,000 or 28% for wholesale customers, effective June 1, 2008, and $670,000 or 18% for retail customers, effective July 1, 2008.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 OATT formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 for wholesale customers, effective June 1, 2007, and $345,000 for retail customers, effective July 1, 2007.  FERC approved the 2007 OATT settlement in their June 27, 2008 Order, with no material change to the rates in the original filing.

MPS and CMP File with FERC for Incentive Rate Treatment on MPC Line

In their filing on July 18, 2008, MPS and Central Maine Power Company (“CMP”) jointly filed with FERC for incentive rate treatment on their Maine Power Connection (“MPC”) transmission line project (the “Project”), a proposed 200-mile 345 kilovolt transmission line and new and upgraded substations.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.  MPS has currently deferred approximately $270,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Other Assets.”  The filing requested that FERC issue a decision by September 18, 2008.  The decision in this filing cannot be predicted.

Also within this filing, MPS and CMP noted the cost of the Project is currently estimated at $625 million, with MPS’s investment estimated at $187 million, or 30%.  These are preliminary estimates of both the total project cost and MPS’s investment; actual cost and investment is dependent on many factors and could be materially higher or lower.

MPS and CMP File with MPUC for Certificate of Public Convenience and Necessity

On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity (“CPCN”) under MPUC Docket No. 2008-256 related to the MPC transmission line.  The Certificate process is expected to take at least six months.

Progress continues to be made on the transmission line studies. Preliminary economic studies are favorable for the Project. MPS and CMP have signed an amended Memorandum of Understanding (“MOU”) and are currently working to finalize a Joint Development Agreement with CMP.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO New England (“ISO-NE”) and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed above, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS will be an active participant in this Docket.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) Stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  In September 2007, the MPUC provided a Report to the Maine Legislature stating that “a long-term standard offer solicitation, without a transmission line development component, is not sufficiently likely to address the lack of competition in the area and may be counterproductive.”  At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) Stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO-NE grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and CMP, pursuant to Section II 46-48 of the ISO-NE OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO-NE operated transmission system. The preliminary study results indicate there would be economic and reliability benefits for Maine and the entire New England region as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP filed with the MPUC on July 1, 2008, for approval of the siting of the new line.

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

On April 11, 2008, MPS petitioned the MPUC to terminate MPUC Docket No. 2006-513.  The MPUC has not acted on this petition, and MPS cannot predict whether any additional activity will occur in this Docket.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $28.5 million and $30.9 million at June 30, 2008, and December 31, 2007, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its eighth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.0 million; as of June 30, 2008, $2.5 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, Accounting for Leases.  The following summarizes payments for leases for a period in excess of one year for the six months ended June 30, 2008, and 2007:

(In thousands of dollars)	2008	2007
Office Equipment	$3	$9
Building	97	120
Vehicles	-	14
Field Equipment	7	5
Rights of Way	-	38
Total	$107	$186

The future minimum lease payments amounts reported as of December 31, 2007, included lease payments for TMGNE’s former space in Hudson, Massachusetts, of $72,000 in 2008 and $30,000 in 2009.  With the termination of the Hudson lease on May 9, 2008, for $59,000, the remainder of these payments, or approximately $43,000, is no longer required.  The remaining future minimum lease payments reported as of December 31, 2007, have not change materially.  Refer to MAM’s 2007 Form 10-K for these future lease payments.

Financial Information System Hosting Agreement

In 2007, the Company renegotiated its Financial Information System hosting agreement with OneNeck IT Services to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees were reduced to $537,500 per year for 2007 through 2013.

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

The fair value of the interest rate hedges, as of June 30, 2008, was a liability of $2.1 million, compared to a liability of $2.3 million at December 31, 2007, a gain in fair value of $156,000.  This gain, less the deferred income tax provision of $62,000, has been reported as “Other Comprehensive (Loss) Income” on the Consolidated Statement of Shareholders’ Equity.

10.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of June 30, 2008, for these capital lease arrangements is approximately $554,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2007.  Refer to MAM’s 2007 Form 10-K for these future lease payments.

11.    DISCONTINUED OPERATIONS

The Maricor Group

The operations of TMG largely ceased during 2007, with the sale of substantially all of the assets of TMGC in June 2007, and the closure of TMGNE in August 2007.  Mecel Properties, a wholly-owned Canadian subsidiary of TMGC, was the only TMG operation remaining in 2008.  On May 30, 2008, the Mecel building was sold for approximately $572,000 Canadian, resulting in a $1,000 loss on the sale.  Mecel’s operations ceased with the sale of the building.

The net loss for unregulated engineering services is composed of the following:

(in thousands of dollars)	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss From Operations:
Loss on Sale of Discontinued Operations	$(1)	$(362)	$(1)	$(362)
Operating Revenue	6	625	26	2,292
Expenses	(26)	(995)	(61)	(2,804)
Loss from Operations	(21)	(732)	(36)	(874)
Benefit of Income Taxes	9	286	15	349
Net Loss — Unregulated Engineering Services	$(12)	$(446)	$(21)	$(525)

On May 9, 2008, MAM also negotiated the termination of the lease of the former TMGNE space in Hudson, Massachusetts, settling the estimated $100,000 obligation, accrued in 2006, for approximately $59,000.   Other unregulated operation and maintenance expense for the quarter was reduced by $41,000 as a result.

Maricor Technologies

MAM divested all of the assets reported as Unregulated Software Technology during 2007.  The operations for this segment have been classified as discontinued operations.

The operating revenue and net loss for unregulated software technology for the first two quarters of 2007 was as follows:

(in thousands of dollars)	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
Loss From Operations:
Operating Revenue	$21	$135
Expenses	(224)	(546)
Loss From Operations	(203)	(411)
Benefit of Income Taxes	86	164
Net Loss — Unregulated Software Technology	$(117)	$(247)

There was no impact on earnings in 2008, and no assets, liabilities or equity in MTI at June 30, 2007, or after.

12.     FINANCING ARRANGEMENTS

Bank of America Financing

In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America.  These amendments were approved by the MPUC on May 1, 2008, and formalized and implemented effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America.  MAM USG also executed a $500,000 line of credit with Bank of America, effective in early May 2008.  This line of credit is guaranteed by MAM, and will be used to fund working capital needs.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2007 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net Income and Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except per Share Amounts)	2008	2007	2008	2007
Income (Loss) from Continuing Operations
Regulated Electric Utility	$213	$456	$2,200	$2,411
Unregulated Utility Services	(190)	-	(95)	-
Other*	(79)	(270)	(186)	(665)
(Loss) Income from Continuing Operations	(56)	186	1,919	1,746
Loss from Discontinued Operations
Unregulated Engineering Services	(12)	(446)	(21)	(525)
Unregulated Software Technology	-	(117)	-	(247)
Loss from Discontinued Operations	(12)	(563)	(21)	(772)

Net (Loss) Income	$(68)	$(377)	$1,898	$974

Basic (Loss) Income Per Share	$(0.04)	$(0.22)	$1.13	$0.59

*The “Other” line includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility or unregulated utility services and inter-company eliminations.

Executive Overview

Overall results continue to be better than the prior year for the quarter and for the year-to-date.  The net losses for the second quarter and net income year- to-date are $68,000 and $1.9 million, respectively, compared with prior year’s net loss for the quarter of $377,000 and net income for prior year-to-date of $974,000, indicating a 95% increase in net income year-to-date.  Last year’s net income for the second quarter had losses from discontinued operations of $563,000 for the quarter and $772,000 for year to date.  Losses from discontinued operations were not a significant factor in the current year results which highlights our success in divesting our unprofitable segments.

While it is normal for us to experience losses in the second and third quarters due to seasonality of our earnings at the utility as a result of the rate structure mandated by our regulators, results for the quarter were negatively affected by a large increase in expense due to a change in deferred directors’ compensation.  This expense of $518,000 is a mixed blessing.  It is the result of our stock price moving up 54% from $27.80 per share at the end of the first quarter, to $42.75 per share at the end of the second quarter.  We are very happy for our shareholders that this increase took place; however, it does have the inverse effect of generating a non-cash expense for the overall increase in the value of phantom shares owned by our board members.  We still firmly agree that aligning the interests of directors and shareholders through the use of phantom shares is important, and the issuance of these shares eliminates a portion of the immediate cash requirement for director compensation.

Another trend we see developing for utilities in the region, including ours, is the impact of the overall economy and cost of energy on the volume of energy consumption.  Overall regulated utility revenues are down $146,000 for the quarter and $160,000 year to date for our utility.   Despite revenues being off, our financial performance at the utility in terms of net income remained positive for the quarter.  Operations and maintenance expenses are up $137,000 for the quarter and $97,000 year to date compared with the prior year.  If not for the increase in deferred directors’ compensation, operations and maintenance expenses would be significantly lower for the quarter and flat for the year to date.

We have made significant progress on the Maine Power Connection project.  We jointly filed for two regulatory approvals with our partner, Central Maine Power Company.  On July 1, 2008 we filed with the MPUC for a CPCN, requesting approval for the physical siting of the transmission line.   We also filed with FERC on July 18, 2008, requesting incentive rate treatment on our line of an additional 150 basis points above our current allowed return on equity of 10.5%.  In addition, the FERC filing requests regulatory approval for recovery of abandoned plant to protect us from any risks of not recovering development costs.  We will continue to diligently pursue these approvals.  In order for the project to be built, we will also need to become a member of ISO-NE, and obtain its approval of inclusion of project costs in ISO-NE regional rates.  Due to the magnitude of the project for our customers and the State of Maine, we cannot accurately predict when these proceedings will conclude or if all will conclude favorably.  However, we would like to see these approvals obtained by year end, which would lead to construction commencing before the end of 2009.

In parallel with these regulatory filings, we are working with ISO-NE on the cost-benefit analyses and terms under which this project could be included in the regional transmission network and MPS could become a member of ISO-NE.  We expect this approval process to coincide with the other regulatory approvals mentioned above.

Our newest segment, MAM USG, recognized a loss for the quarter of approximately $190,000 and a year-to-date net loss of $95,000.  While the electrical construction projects MAM USG is working on are estimated to provide a profitable operating margin, two factors contributed to the second quarter loss.  The first factor is MAM USG’s pro rata share of common costs of the parent holding company which includes its portion of the deferred directors’ compensation expense, as well as other common costs that cannot be directly attributable to a specific segment.  The second factor is a revised estimate of project costs and profitability based on our experience with/performance of the jobs to date and related requests for change orders from the project owners.

Overall, Management is pleased with the progress of our strategy and our financial results are in line with our expectations.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Income — Regulated Electric Utility (In thousands)	$213	$456	$2,200	$2,411
Earnings Per Share from Regulated Electric Utilities	$0.13	$0.27	$1.31	$1.45

Regulated Operating Revenue

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters and six months ended June 30, 2008, and 2007, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,561	41,212	$3,582	42,126	$7,906	92,634	$7,919	94,123
Large Commercial	949	37,399	1,034	43,682	2,296	75,403	2,517	86,415
Medium Commercial	1,061	24,346	1,047	25,456	2,916	50,691	2,995	53,290
Small Commercial	1,394	21,409	1,413	21,742	3,882	47,338	3,929	48,297
Other Retail	231	848	228	847	463	1,699	456	1,694

Total Regulated Retail	7,196	125,214	7,304	133,853	17,463	267,765	17,816	283,819

Other Regulated Operating Revenue	609		647		1,243		1,050

Total Regulated Revenue	$7,805		$7,951		$18,706		$18,866

Residential and small commercial sales decreased $21,000 and $19,000, respectively, for the three months ended June 30, 2008, compared to the same period of 2007, due to the approximately 2% decreases in volume for each.  Medium commercial sales were up $14,000, due to an increase in average prices.  Sales volume from these customers decreased 1,110 MWH or 4.4%.  These decreases in sales volume have continued from the first quarter, and are due primarily to customers ceasing or cutting back operations, or implementing conservation efforts.

Large commercial customer sales are down $85,000 on a 6,283 MWH or 14.4% decrease in volume.  Similar to the first quarter of 2008, the largest decreases include reductions in usage by our two largest customers and two local mills.  The duration of these cutbacks is unknown.

Other retail revenue for the quarter is up approximately $3,000, on a 1 MWH increase in volume and an increase in the average price.  Other regulated operating revenue consists of transmission wheeling revenue, unbilled revenue and profits on billable work.  This revenue has decreased from $647,000 in the second quarter of 2007 to $609,000 in the second quarter of 2008, primarily due to lower profits on billable work.

Consistent with the quarter, residential customer sales are also down for the year to date, approximately $13,000 on a 1,489 MWH or 1.6% decrease in sales volume.  Likewise, medium and small commercial customer sales decreased $126,000 from the first half of 2007 to the first half of 2008, with volume down 3,558 MWH or 3.5%.

Year to date, large commercial customers have contributed $221,000 less revenue in 2008 than in the first six months of 2007, on 11,012 or 12.7% fewer MWH.  The reduced sales volume to the customers identified in the quarterly explanation above was also the largest impact year to date.

Other retail revenue is also up for the year to date, approximately $7,000 and 5 MWH.  Other regulated operating revenue is up $193,000 year-over-year.  Wheeling revenue was up significantly in the first quarter of 2008 compared to the same period of 2007, contributing $271,000 more revenue in the first six months.  This increase was partly offset by the decrease in unbilled revenue of approximately $72,000 due to lower volume, and other smaller differences.

MPS’s 2008 OATT formula was filed June 16, 2008, based on the 2007 test year.  As described in earlier filings, MPS transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed rate of return on assets) less the wheeling revenue earned.  The rates go into effect on June 1 for wholesale customers, and July 1 for retail customers.  The additional wheeling revenue earned in 2007 over 2006 offset the revenue requirement in the 2008 OATT formula.  As a result, the revenue decreases were approximately $230,000 or 28% for wholesale customers, and $670,000 or 18% for retail customers.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters and six months ended June 30, 2008, and 2007, regulated operation and maintenance expenses are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2008	2007	2008	2007
Regulated Operation and Maintenance
Labor	$1,108	$1,132	$2,371	$2,251
Benefits	203	267	597	713
Outside Services	246	242	507	441
Holding Company Management Costs	696	526	971	962
Insurance	127	131	258	273
Regulatory Expenses	303	247	613	500
Transportation	209	174	450	489
Maintenance	160	163	309	305
Other	253	286	566	611
Total Regulated Operation and Maintenance	$3,305	$3,168	$6,642	$6,545

Regulated operation and maintenance expense increased $137,000 or 4.3% for the second quarter of 2008 compared to the second quarter of 2007.  The largest increases in expense were:

▪
Holding company management costs increased $170,000 quarter-over-quarter, due to the increase in the value of deferred directors’ compensation.  MAM’s stock price increased $14.95 per share, from $27.80 at March 31, 2008, to $42.75 at June 30, 2008, resulting in $518,000 of non-cash expense, compared to $252,000 for the second quarter of 2007.  Under the regulator-approved common cost allocation methodology, 77.6% or $402,000 was allocated to MPS and the remaining $116,000 to MAM USG in 2008, compared to 71.8% or $181,000 allocated to MPS for deferred directors’ compensation in the second quarter of 2007, an increase of $221,000.

▪	Regulatory expenses increased $56,000, or 23%, from the quarter ended June 30, 2007, to the quarter ended June 30, 2008, due to higher regulatory annual fees.

These increases in expense were partly offset by the $88,000 decrease in labor and benefits expense.  Insurance expense decreased $117,000, due to settlement of the 2006 and 2007 contingent health insurance premiums.  Also, MPS employees have been working on two large MAM USG projects, reducing salaries and expenses at MPS approximately $24,000.  These decreases were offset by increases in pension and post-retirement medical expense and in the additional 401(k) contributions to compensate employees for the pension freeze effective December 31, 2006.

Year to date, regulatory operation and maintenance expenses are up $97,000 or 1.5%.  The increases include:

▪	Similar to the quarter, regulatory expenses are up $113,000 year-over-year as a result of the higher regulatory annual fees.

▪
Outside services have increased $66,000, from $441,000 for the first six months of 2007 to $507,000 for the first six months of 2008.  As noted in the first quarter, certain engineering and information technology services were outsourced in late 2007 and early 2008.

Expense decreases in the first two quarters of 2008 partly offset these increases.  The decreases were a result of:

▪
Transportation expense decreased $39,000 in the first half of 2008 compared to 2007.  During the first quarter of 2007, additional maintenance work was required on the vehicle fleet, resulting in higher-than-normal expense.  This reduction in fleet maintenance expense was partly offset by higher fuel costs.

▪	Other expenses fell by $45,000, due to a $26,000 reduction in rent expense for equipment rented in 2007 but not 2008, and a reduction in expensed materials.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2008	2007	2008	2007
Stranded Costs
Maine Yankee	$588	$721	$1,176	$1,441
Seabrook	384	384	768	768
Deferred Fuel	1,559	1,345	3,119	2,849
Cost Incentive Refund	63	62	125	125
Cancelled Transmission Plant	64	65	128	128
Special Discounts	70	70	140	140
Total Stranded Costs	$2,728	$2,647	$5,456	$5,451

The stranded cost expenses presented above for both 2008 and 2007 reflect the impact of MPS’s most recent stranded cost rate case, MPUC Docket No. 2006-506.  The amortization amounts for the rest of 2008 are expected to remain consistent with the first and second quarters.  The changes from prior year are a result of the timing of recovery of stranded costs under the Docket, primarily related to Maine Yankee and deferred fuel.  The recovery of Maine Yankee in the Docket correlates to Maine Yankee’s cost budget, which is decreasing over time, while the recovery of deferred fuel is the levelizing mechanism, which allowed for less amortization of deferred fuel in 2007 than in 2008.

Unregulated Utility Services

(in thousands except per share amounts)	Period Ending June 30, 2008
	Quarter	Six Months
Operating Revenue	$2,078	$3,374
Cost of Services	2,092	3,210
Gross Margin	(14)	164
Other Operating Expenses	301	320
Income Tax Benefit	125	61
Net Loss — Unregulated Utility Services	$(190)	$(95)
Loss Per Share from Unregulated Utility Services	$(0.11)	$(0.06)

Unregulated Utility Services is comprised of the operations of MAM USG.  The activity for the quarter includes work performed on two significant wind farm projects outside of MPS’s service territory, as well as other smaller projects.  Year to date, these projects have earned approximately $164,000 of gross margin.  The projects are expected to be completed during the third and fourth quarters of 2008.

Other Operating Expenses consist of administrative expenses to support the operations of MAM USG.  These costs include accounting, legal and business development.  Other operating expenses also include common costs allocated from the holding company, MAM.  MAM USG’s share of these common costs, including deferred directors’ compensation, was $186,000 for the second quarter of 2008, and $209,000 year to date.

Other Continuing Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Loss — Other Continuing Operations (in thousands)	$(79)	$(270)	$(186)	$(665)
Loss Per Share from Other Continuing Operations	$(0.05)	$(0.16)	$(0.11)	$(0.40)

Other continuing operations are the corporate costs of MAM directly associated with the former unregulated businesses and intercompany eliminations.  The divestiture of the unregulated software technology and engineering services operations reduced the costs included in this segment; however, some of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.

Interest Expense

Interest expense decreased significantly, down $163,000 for the quarter and $269,000 for the year to date in 2008, compared to 2007, as a result of the repayment of debt.  Nearly $6.5 million of short- and long-term debt has been repaid during the first six months of 2008, including MAM’s term note with Bank of America and MPS’s 1998 FAME Notes.

The offsetting stranded cost carrying charges are slightly lower in 2008 than in 2007, down $39,000 for the quarter and $93,000 for the year to date, as a result of the decreasing stranded cost asset balance.  This trend will continue during the stranded cost recovery period.

Income Tax Expense / Benefit

Regulated income tax expense was $127,000 less in the second quarter of 2008 than the second quarter of 2007, as a result of lower earnings at MPS.  Year-to-date regulated income tax expense is down $80,000, also do to lower earning in the segment year-over-year, and a slight reduction in the effective income tax rate.

The benefit of unregulated income taxes was $175,000 for the quarter ended June 30, 2008, compared to $181,000 for the same quarter of 2007.  Year to date, the income tax benefit from continuing unregulated operations was $245,000 less than prior year, due to lower costs.

The benefit of income taxes from discontinued operations was also down for the quarter and year to date, due to the minimal impact of discontinued operations on net income in 2008.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  For both the quarter and year to date 2008, compared to 2007, there were no material changes in taxes other than income.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM has continued the trend of improving its liquidity position demonstrated in 2007 and the first quarter of 2008.  In the six months ended June 30, 2008, we have reduced our consolidated short-term debt by $2.4 million, and long-term debt by $4.1 million.  This includes the repayment of all but $1.2 million of debt incurred in the discontinued unregulated engineering and software technology acquisitions and operations.  We have also substantially improved our cash flow from operating activities, which increased by $2.9 million or 52.6% year-over-year due to favorable differences in net income and accounts payable, and other changes.

The Company’s cash and cash equivalents as of June 30, 2008, were $1.6 million, up from $910,000 at December 31, 2007.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements, as presented in Part I, Item 1 of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first six months of 2008 was $8.4 million, compared to $5.5 million in the first six months of 2007.  The increase in net income of $924,000 from the first two quarters of 2007 to the first two quarters of 2008 and the increase in accounts payable, as a result of higher accruals at June 30, 2008, than December 31, 2007, for the MPC project and construction season, were the largest factors in the increase in operating cash flow period-over-period.  Net cash flow provided by operating activities was reduced the first half of 2008, compared to the first half of 2007, by $1.1 million from the change in accounts receivable and unbilled revenue.

Cash flow used for financing included the repayment of short- and long-term debt totaling $6.5 million in the first six months of 2008.  Cash flow used for financing activities for the first six months of 2007 totaled $4.1 million, as long- and short-term debt was reduced.

Cash flow used for investing activities for the first half of 2008 was $1.2 million.  The $4.2 million use of cash for investments in fixed assets was mitigated by the change in restricted investments which provided cash flows from the capital reserve account upon final payment of the 1998 FAME Notes obligation.  For the first six months of 2007, cash flow used for investing activity totaled $925,000.  The $2.6 million investment in fixed assets was offset by $1.8 million of proceeds from the sale of discontinued operations.  Approximately $187,000 was used in the first six months of 2007 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004.  The final stock contingency obligations from TMG acquisitions were settled in September 2007.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of June 30, 2008, MPS is in compliance with these conditions.

MAM and certain of its subsidiaries are subject to financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MAM and its subsidiaries are in compliance with all debt covenants as of June 30, 2008.

In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America.  These amendments were approved by the MPUC on May 1, 2008, and formalized and implemented effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America. The letter of credit fees are estimated to save $555,000 over the remaining term of the bonds, through 2021. The savings related to the interest rate reductions on the lines of credit are dependent on the level of borrowing under those lines.  MAM USG also executed a $500,000 line of credit with Bank of America, effective in early May 2008.  This line of credit is guaranteed by MAM, and will be used to fund working capital needs.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item not required from smaller reporting companies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue decreases were approximately $230,000 or 28% for wholesale customers, effective June 1, 2008, and $670,000 or 18% for retail customers, effective July 1, 2008.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.

Federal Energy Regulatory Commission 2007 Open Access Transmission Tariff Formula Rate Filing

On May 21, 2007, MPS filed its updated rates under the 2007 OATT formula pursuant to Docket ER00-1053 for both wholesale and retail customers. The revenue increases were approximately $54,000 for wholesale customers, effective June 1, 2007, and $345,000 for retail customers, effective July 1, 2007.  FERC approved the 2007 OATT settlement in their June 27, 2008 Order, with no material change to the rates in the original filing.

MPS and CMP File with FERC for Incentive Rate Treatment on MPC Line

In their filing on July 18, 2008, MPS and Central Maine Power Company (“CMP”) jointly filed with FERC for incentive rate treatment on their Maine Power Connection (“MPC”) transmission line project (the “Project”), a proposed 200-mile 345 kilovolt transmission line and new and upgraded substations.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.  MPS has currently deferred approximately $270,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Other Assets.”  The filing requested that FERC issue a decision by September 18, 2008.  The decision in this filing cannot be predicted.

Also within this filing, MPS and CMP noted the cost of the Project is currently estimated at $625 million, with MPS’s investment estimated at $187 million, or 30%.  These are preliminary estimates of both the total project cost and MPS’s investment; actual cost and investment is dependent on many factors and could be materially higher or lower.

MPS and CMP File with MPUC for Certificate of Public Convenience and Necessity

On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity (“CPCN”) under MPUC Docket No. 2008-256 related to the MPC transmission line.  The Certificate process is expected to take at least six months.

Progress continues to be made on the transmission line studies. Preliminary economic studies are favorable for the Project. MPS and CMP have signed an amended Memorandum of Understanding (“MOU”) and are currently working to finalize a Joint Development Agreement with CMP.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO New England (“ISO-NE”) and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed above, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS will be an active participant in this Docket.

Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid

On November 16, 2006, the MPUC issued an Order in Docket No. 2006-513 concluding that northern Maine lacks a competitive power market. In an effort to deal with this lack of competition and the system reliability issues raised by the Company’s unsuccessful bid to secure a certificate for the construction of a new transmission line, the MPUC held a three-day stakeholders conference in December 2006, in an attempt to resolve, on a collaborative basis, the issues raised in these cases. As a result of this effort, two parallel initiatives have been launched:

(a) Stakeholders were asked to develop a protocol allowing for the possibility of generation suppliers obtaining long-term power delivery commitments through the Standard Offer process and not through the Company. This could encourage the construction of new generation in the Company’s service territory, and/or secure the availability of existing on-system generating sources on a long-term (multi-year) basis.  In September 2007, the MPUC provided a Report to the Maine Legislature stating that “a long-term standard offer solicitation, without a transmission line development component, is not sufficiently likely to address the lack of competition in the area and may be counterproductive.”  At this time, the Company cannot predict whether all of the stakeholders will reach agreement on any such protocol initiative, or whether it will be finalized and accepted by the MPUC;

(b) Stakeholders were asked to address the feasibility of one or more proposals for transmission projects interconnecting the northern Maine grid with the ISO-NE grid, possibly by means of a tap into the MEPCO 345 kV transmission line that connects the high voltage systems of Maine and New Brunswick, Canada.

On July 26, 2007, MPS and CMP, pursuant to Section II 46-48 of the ISO-NE OATT, requested that ISO-NE study a transmission upgrade that would interconnect MPS with the ISO-NE operated transmission system. The preliminary study results indicate there would be economic and reliability benefits for Maine and the entire New England region as a result of constructing a new high-voltage transmission line that would interconnect MPS with ISO-NE. Accordingly, while the results remain preliminary, MPS and CMP filed with the MPUC on July 1, 2008, for approval of the siting of the new line.

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

On April 11, 2008, MPS petitioned the MPUC to terminate MPUC Docket No. 2006-513.  The MPUC has not acted on this petition, and MPS cannot predict whether any additional activity will occur in this Docket.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2007 Form 10-K and updated in Item 1A. of MAM’s March 31, 2008 Form 10-Q are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Construction of New Transmission Facilities

MPS, working with CMP, is seeking to develop a 345 kV transmission line to connect northern Maine to the ISO-NE control area, together with related system upgrades.  MPS expects this line, if built, will increase reliability and competition and meet new load growth requirements from potential renewable generation projects.  This project is being undertaken coincident with an on-going system impact study at ISO-NE, which was triggered by interconnection requests in connection with proposed new generation projects.  Local, state and federal regulatory approvals and permits are required for this project.  We may or may not be able to obtain the approvals required for this proposed transmission project.  The project is also dependent on the development of additional generation and the needs of generators in our service territory.  Other factors, such as cost and availability of materials, labor and subcontractors may increase the cost of the project or delay its completion.  On July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC transmission line. Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.

MPS has submitted notice to ISO-NE that, subject to certain conditions, it will seek to become a member of ISO-NE.  Among the conditions is the requirement that the cost of the transmission project be included in the ISO-NE regional transmission rates.  The Company cannot predict the outcome of this request, and it is possible that the conditions necessary for membership will not be met.

Financing Risk for New Transmission Facilities

The Company will be seeking financing for the new transmission facilities referenced above.  As noted above, MPS’s investment obligation is currently estimated at $184 million.  There can be no assurance that the Company will be able to raise that amount of money, given, among other factors, (a) the uncertainty of financial markets, which is currently greater than normal,  and (b) the fact that the amount to be financed is greater than the total assets of the Company (i. e., without any reduction for liabilities), which, as of June 30, 2008, are $131 million,   Other financing risks, including the type and cost of financing, are also risks in the development of this line.

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

Maricor Properties Ltd, Cornwallis Court Developments Ltd and Mecel Properties Ltd competed in the open market for tenants for facilities owned and operated by these subsidiaries. With the sale of MAM’s interest in Maricor Properties on March 31, 2008, and the sale of the Mecel building on May 30, 2008, the Company no longer participates in this market.

Final Settlement of Remaining Obligations

There are certain liabilities which remain from either the operations or sales and closures of the unregulated engineering and software companies. MAM has estimated these remaining obligations and accrued for the remaining payment to the former Pace principals due in 2009, and insurance deductibles for expected claims. These accruals reflect the best information available at the time of filing; however, actual results may vary materially from our estimates.  The Company has mitigated these risks through continuing insurance coverage.

Divestiture of Unregulated Real Estate

MAM divested its unregulated real estate investments in the first and second quarters of 2008, earning a $2,000 net gain on the sales.  MAM no longer has risk associated with the divestitures.

Foreign Operations

Mecel Properties and Maricor Properties, including its subsidiary Cornwallis, operated in Canada.  MAM divested its interest in Maricor Properties March 31, 2008, and the Mecel building in May 2008.  MAM no longer has active operations in Canada, largely mitigating this risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of the Stockholders of Maine & Maritimes Corporation held on May 13, 2008, three matters were voted upon.

First, the election of the following directors for terms ending in 2011, with the following result:

	For	Withheld	Total Shares Voted
Brent M. Boyles	1,514,631	26,492	1,541,123
D. James Daigle	1,513,412	27,711	1,541,123
Deborah L. Gallant	1,514,605	26,518	1,541,123
Lance A. Smith	1,514,907	26,216	1,541,123

Second, shareholders were asked to approve the 2008 Stock Plan.  The 2008 Stock Plan was approved, with the following vote:

Number of Votes
For the Proposal	873,326
Against the Proposal	260,536
Abstentions	8,459

Third, the ratification of the appointment of Vitale, Caturano & Company as the Company’s independent auditors for the fiscal year ended December 31, 2008, as appointed by the Board of Directors, was submitted to the shareholders for approval.  The vote results were as follows:

Number of Votes
For the Proposal	1,522,831
Against the Proposal	12,678
Abstentions	5,614

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

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  August 8, 2008

/s/ Randi J. Arthurs
________________
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer