Form 10-Q
period 2008-09-30
MAINE & MARITIMES CORP
filed 2008-11-07
CIK 1222497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-103749

MAINE & MARITIMES CORPORATION

A Maine Corporation

I.R.S. Employer Identification No. 30-0155348

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 760-2499

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐.
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2008.

Common Stock, $7.00 par value – 1,678,924 shares

Glossary of Terms

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

The following Consolidated Financial Statements for Maine & Maritimes Corporation ("MAM" or the "Company") and its subsidiaries include: (1) an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2008, and for the corresponding periods of the preceding year; (2) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2008, and for the corresponding period of the preceding year; (3) an unaudited consolidated balance sheet as of September 30, 2008; (4) an audited consolidated balance sheet as of December 31, 2007, the end of MAM's preceding fiscal year; and (5) an unaudited statement of consolidated common shareholders’ equity for the period January 1 (beginning of the fiscal year) through September 30, 2008.

In the opinion of Management, the accompanying unaudited consolidated financial statements present fairly the financial position of the Company and its Subsidiaries at September 30, 2008; the results of their operations for the three and nine months ended September 30, 2008 and 2007; and their cash flows for the nine months ended September 30, 2008 and 2007.

MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);
2.	MAM Utility Services Group (“MAM USG”);
3.
The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada, Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary, Mecel Properties Ltd (“Mecel”), all of which are classified as discontinued operations; and

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

Discontinued Operations

•
The Maricor Group (“TMG”) was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services.  TMG operated primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada, through its subsidiaries The Maricor Group New England (“TMGNE”) and The Maricor Group Canada, Ltd (“TMGC”).  The legal entities of TMG, TMGNE and TMGC are expected to be dissolved during the fourth quarter of 2008.

•
TMGC is also the parent company of Mecel Properties Ltd.  Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owned the office building that housed the Halifax, Nova Scotia, operating division of TMGC.  The Mecel building was sold May 30, 2008.  The legal entity of Mecel Properties Ltd. was dissolved during the fourth quarter of 2008.

•	Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

(In thousands of dollars except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Regulated Revenues	$7,805	$8,016	$26,485	$26,882
Unregulated Utility Services Revenues	4,463	-	7,837	-
Total Operating Revenues	12,268	8,016	34,322	26,882

Operating Expenses
Regulated Operation and Maintenance	2,949	4,392	9,591	10,936
Unregulated Utility Services Direct Project Expenses	4,530	-	7,740	-
Other Unregulated Operation and Maintenance (1)	204	185	687	1,032
Depreciation	766	697	2,277	2,104
Amortization of Stranded Costs	2,728	2,648	8,184	8,099
Amortization	54	57	161	173
Taxes Other Than Income	430	440	1,336	1,325
(Benefit of) Provision for Income Taxes—Regulated	(10)	(218)	1,547	1,419
Provision for (Benefit of) Income Taxes—Unregulated	354	(111)	177	(533)

Total Operating Expenses	12,005	8,090	31,700	24,555

Operating Income (Loss)	263	(74)	2,622	2,327

Other Income (Deductions)
Equity in Income of Associated Companies	37	28	103	(6)
Interest and Dividend Income	1	3	6	16
Benefit of (Provision for) Income Taxes	3	-	(7)	(5)
Other—Net	(3)	(13)	(95)	(57)

Total Other Income (Deductions)	38	18	7	(52)

Income (Loss) Before Interest Charges	301	(56)	2,629	2,275

Interest Charges
Long-Term Debt and Notes Payable	543	735	1,757	2,218
Less Stranded Costs Carrying Charge	(370)	(429)	(1,175)	(1,327)

Total Interest Charges	173	306	582	891

Net Income (Loss) from Continuing Operations	128	(362)	2,047	1,384

Discontinued Operations
Gain (Loss) on Sales of Discontinued Operations	-	208	(1)	(154)
Income (Loss) from Operations	3	(369)	(32)	(1,292)
Income Tax (Provision) Benefit	(2)	53	13	565

Income (Loss) from Discontinued Operations	1	(108)	(20)	(881)

Net Income (Loss) Available for Common Stockholders	$129	$(470)	$2,027	$503

Average Shares of Common Stock Outstanding	1,678,249	1,677,430	1,678,069	1,667,147

Basic Earnings (Loss) Per Share of Common Stock From Continuing Operations	$0.08	$(0.22)	$1.22	$0.83

Basic Loss Per Share of Common Stock From Discontinued Operations	-	(0.06)	(0.01)	(0.53)

Basic Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.08	$(0.28)	$1.21	$0.30

Diluted Earnings (Loss) Per Share of Common Stock From Continuing Operations	$0.08	$(0.22)	$1.22	$0.83

Diluted Loss Per Share of Common Stock From Discontinued Operations	-	(0.06)	(0.01)	(0.53)

Diluted Earnings (Loss) Per Share of Common Stock From Net Income (Loss)	$0.08	$(0.28)	$1.21	$0.30

(1) Other Unregulated Operation and Maintenance expense includes general and administrative expenses for MAM Utility Services Group, activity of the holding company that cannot be allocated to MPS, and intercompany eliminations.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

(In thousands of dollars)	Nine Months Ended September 30,
	2008	2007
Cash Flow From Operating Activities
Net Income	$2,027	$503
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	2,277	2,104
Amortization of Intangibles	161	173
Amortization of Seabrook	833	833
Amortization of Cancelled Transmission Plant	191	191
Deferred Income Taxes—Net	(50)	(502)
Deferred Investment Tax Credits	(15)	(15)
Change in Deferred Regulatory and Debt Issuance Costs	4,277	3,781
Change in Benefit Obligations	195	(1,115)
Change in Deferred Directors' Compensation	88	467
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	(1,081)	586
Other Current Assets	(132)	(255)
Accounts Payable	1,050	(985)
Other Current Liabilities	290	296
Other—Net	(862)	553
Operating Cash Flows from Continuing Operations	9,249	6,615
Operating Cash Flows from Discontinued Operations	27	42

Net Cash Flow Provided By Operating Activities	9,276	6,657

Cash Flow From Financing Activities
Repayments of Long-Term Debt	(4,410)	(1,154)
Repayments of Long-Term Debt, Discontinued Operations	-	(1,750)
Additions of Long-Term Debt	-	3,499
Payments of Capital Lease Obligation	(171)	(62)
Short-Term Debt Borrowings (Repayments), Net	(1,050)	(3,970)
Short-Term Debt Repayments of Discontinued Operations, Net	-	(1,000)

Net Cash Flow Used For Financing Activities	(5,631)	(4,437)

Cash Flow From Investing Activities
Cash Paid for Stock Contingencies from Acquisition Agreements	-	(413)
Investment in Fixed Assets	(5,746)	(4,621)
Change in Restricted Investments	2,391	(6)
Stock Redemption from Associated Company	-	500
Cash Received from Sale of Discontinued Operations	573	1,821

Net Cash Flow Used For Investing Activities	(2,782)	(2,719)

Increase (Decrease) in Cash and Cash Equivalents	863	(499)

Cash and Cash Equivalents at Beginning of Period	910	898

Cash and Cash Equivalents at End of Period	$1,773	$399

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Period for:
Interest	$1,776	$2,459
Income Taxes	$2,626	$153
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$20	$19
Capital Leases	$-	$500

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In Thousands of Dollars)	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Plant:
Electric Plant in Service	$107,304	$104,289
Non-Utility Plant	61	3
Less Accumulated Depreciation	(46,010)	(44,212)

Net Plant in Service	61,355	60,080
Construction Work-in-Progress	4,902	3,035

Total Plant Assets	66,257	63,115

Investments in Associated Companies	946	940

Net Plant and Investments in Associated Companies	67,203	64,055

Current Assets:
Cash and Cash Equivalents	1,773	910
Accounts Receivable (less allowance for uncollectible accounts of $130 in 2008 and $247 in 2007)	9,818	7,921
Accounts Receivable from Associated Companies	-	377
Unbilled Revenue from Utility	730	1,170
Inventory	802	819
Unbilled Contract Revenue	128	-
Prepayments	448	427
Current Assets of Discontinued Operations	-	756

Total Current Assets	13,699	12,380

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,811	4,774
Recoverable Seabrook Costs	8,616	9,449
Regulatory Assets—Deferred Income Taxes	5,160	5,481
Regulatory Assets—Post-Retirement Medical Benefits	2,555	2,574
Deferred Fuel and Purchased Energy Costs	27,322	30,859
Cancelled Transmission Plant	64	254
Unamortized Premium on Early Retirement of Debt	737	893
Deferred Regulatory Costs	685	1,302

Total Regulatory Assets	47,950	55,586

Other Assets:
Unamortized Debt Issuance Costs	185	289
Restricted Investments (at cost, which approximates market)	75	2,466
Other Assets	1,456	849

Total Other Assets	1,716	3,604

Total Assets	$130,568	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities

(In Thousands of Dollars)	September 30,	December 31,
	2008	2007
Capitalization (see accompanying statement):	(Unaudited)	(Audited)
Shareholders’ Equity	$44,871	$42,941
Long-Term Debt	25,794	27,427

Total Capitalization	70,665	70,368

Current Liabilities:
Long-Term Debt Due Within One Year	1,386	4,163
Notes Payable to Banks	6,950	8,000
Accounts Payable	6,247	4,699
Accounts Payable—Associated Companies	215	234
Accrued Employee Benefits	898	1,377
Customer Deposits	91	61
Taxes Accrued	386	116
Interest Accrued	183	201
Unearned Revenue	49	42
Current Liabilities of Discontinued Operations	399	537

Total Current Liabilities	16,804	19,430

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,689	5,699
Carrying Value of Interest Rate Hedge	1,927	2,255
Uncollected Maine Yankee Decommissioning Costs	2,811	4,774
Other Regulatory Liabilities	205	343
Deferred Income Taxes	21,619	21,864
Accrued Postretirement Benefits and Pension Costs	8,401	8,226
Investment Tax Credits	44	59
Miscellaneous	2,403	2,607

Total Deferred Credits and Other Liabilities	43,099	45,827

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$130,568	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)

(In thousands of dollars, except share information)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2007	1,677,664	$11,744	$1,706	$29,898	$(407)	$42,941

Common Stock Issued	585	4	16			20

Net Income				2,027		2,027

Other Comprehensive (Loss) Income:
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit of $205					(308)	(308)

Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $4					(6)	(6)

Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $131					197	197

Total Other Comprehensive Income						(117)

Total Comprehensive Income						1,910
Balance, September 30, 2008	1,678,249	$11,748	$1,722	$31,925	$(524)	$44,871

MAM had five million shares of $7 per share common stock authorized, with 1,678,249 and 1,677,664 shares issued and outstanding as of September 30, 2008, and December 31, 2007, respectively.  At September 30, 2008, and December 31, 2007, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.      ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (“MAM” or the “Company”) and the following wholly-owned subsidiaries and affiliates:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);
2.	MAM Utility Services Group (“MAM USG”); and
3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

The Maricor Group (“TMG”) is a wholly-owned subsidiary of MAM.  TMG and its subsidiaries The Maricor Group New England and The Maricor Group, Canada, and its subsidiary Mecel Properties, are expected to be dissolved during the fourth quarter of 2008.  The activity of TMG and its subsidiaries is reported in discontinued operations.

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

MAM is listed on NYSE Alternext US under the symbol “MAM.”

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

(In thousands of dollars)	For the Quarters Ending September 30,		For the Nine Months Ending September 30,
	2008	2007	2008	2007
Current income taxes
Federal	$856	$-	$1,901	$-
State	325	-	682	-
Foreign	5	5	19	13
Total current income taxes	1,186	5	2,602	13
Deferred income taxes
Federal	(696)	(88)	(739)	279
State	(142)	(294)	(130)	49
Total deferred income taxes	(838)	(382)	(869)	328
Investment credits, net	(5)	(5)	(15)	(15)
Total income taxes	$343	$(382)	$1,718	$326
Allocated to:
Operating income
- Regulated	$(10)	$(218)	$1,547	$1,419
- Unregulated	354	(111)	177	(533)
Subtotal	344	(329)	1,724	886
Discontinued Operations	2	(53)	(13)	(565)
Total Operating	346	(382)	1,711	321
Other income	(3)	-	7	5
Total	$343	$(382)	$1,718	$326

For the nine months ended September 30, 2008, and 2007, the effective income tax rates were 45.9% and 39.3%, respectively.  The principal reason for the effective tax rate differing from the US federal income tax rate is the earnings from investments and adjustments to prior year tax estimates.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first three quarters of 2008 or 2007.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months, and no adjustments to reported tax benefits were required under FIN 48.  As of September 30, 2008 and 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2004, or earlier.

As required by SFAS 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and Accumulated Other Comprehensive Income (“OCI”) on MPS’s interest rate hedges.  For the nine months ended September 30, 2008, and the year ended December 31, 2007, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2008, and December 31, 2007:

(In thousands of dollars)
	September 30, 2008	December 31, 2007
Seabrook	$4,664	$5,124
Property	10,334	9,527
Flexible pricing revenue	236	403
Deferred fuel	10,900	12,311
Pension and post-retirement benefits	(3,294)	(2,173)
Net Operating Loss Carryforwards	(92)	(2,095)
Other Comprehensive Income	(725)	(853)
Deferred Directors' Compensation	(433)	(388)
Other	29	8
Net Accumulated Deferred Income Tax Liability from Continuing Operations	$21,619	$21,864
Other Comprehensive Income	399	538
Other	-	(11)
Net Accumulated Deferred Income Tax Liability of Discontinued Operations	$399	$527
Net Accumulated Deferred Income Tax Liability	$22,018	$22,391

3.      SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: MTI, classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”  MAM provides certain administrative support services to MPS and MAM USG, and provided similar services to MTI, and TMG and its subsidiaries.  The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations.  The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.

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

	(In thousands of dollars)
	Quarter Ended September 30, 2008
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,840	$-	$-	$-	$(35)	$7,805
Unregulated Utility Operating Revenues	-	4,463	-	-	-	4,463

Total Operating Revenues	7,840	4,463	-	-	(35)	12,268

Operating Expenses
Regulated Operation & Maintenance	2,949	-	-	-	-	2,949
Unregulated Operation & Maintenance	-	4,684	-	-	50	4,734
Depreciation	762	3	-	-	1	766
Amortization of Stranded Costs	2,728	-	-	-	-	2,728
Amortization	54	-	-	-	-	54
Taxes Other than Income	430	-	-	-	-	430
Income Taxes	(10)	(89)	-	-	443	344

Total Operating Expenses	6,913	4,598	-	-	494	12,005

Operating Income (Loss)	927	(135)	-	-	(529)	263
Other Income (Deductions)
Equity in Income of Associated Companies	37	-	-	-	-	37
Interest and Dividend Income	1	-	-	-	-	1
Other (Deductions) Income	1	-	-	-	(1)	-

Total Other Income (Deductions)	39	-	-	-	(1)	38

Income (Loss) Before Interest Charges	966	(135)	-	-	(530)	301

Interest Charges	154	3	-	-	16	173

Income (Loss) from Continuing Operations	812	(138)	-	-	(546)	128

Income from Discontinued Operations:
Income From Operations	-	-	3	-	-	3
Provision for Income Taxes	-	-	(2)	-	-	(2)
Income from Discontinued Operations	-	-	1	-	-	1

Net Income (Loss)	$812	$(138)	$1	$-	$(546)	$129

	(In thousands of dollars)
	Quarter Ended September 30, 2007
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$8,016	$-	$-	$-	-	$8,016

Operating Expenses
Regulated Operation & Maintenance	4,392	-	-	-	-	4,392
Unregulated Operation & Maintenance	-	-	-	-	185	185
Depreciation	697	-	-	-	-	697
Amortization of Stranded Costs	2,648	-	-	-	-	2,648
Amortization	57	-	-	-	-	57
Taxes Other than Income	439	-	-	-	1	440
Income Taxes	(218)	-	-	-	(111)	(329)

Total Operating Expenses	8,015	-	-	-	75	8,090

Operating Income (Loss)	1	-	-	-	(75)	(74)
Other Income (Deductions)
Equity in Loss of Associated Companies	31	-	-	-	(3)	28
Interest and Dividend Income	13	-	-	-	(10)	3
Other Deductions	(6)	-	-	-	(7)	(13)

Total Other Income (Deductions)	38	-	-	-	(20)	18

Income (Loss) Before Interest Charges	39	-	-	-	(95)	(56)

Interest Charges	229	-	-	-	77	306

Loss from Continuing Operations	(190)	-	-	-	(172)	(362)

Loss from Discontinued Operations:
Gain on Sales of Discontinued Operations	-	-	208	-	-	208
Loss From Operations	-	-	(369)	-	-	(369)
Benefit of Income Taxes	-	-	53	-	-	53
Loss from Discontinued Operations	-	-	(108)	-	-	(108)

Net Loss	$(190)	$-	$(108)	$-	$(172)	$(470)

	(In thousands of dollars)
	Nine Months Ended September 30, 2008
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$26,546	$-	$-	$-	$(61)	$26,485
Unregulated Utility Operating Revenues	-	7,837	-	-	-	7,837

Total Operating Revenues	26,546	7,837	-	-	(61)	34,322

Operating Expenses
Regulated Operation & Maintenance	9,591	-	-	-	-	9,591
Unregulated Operation & Maintenance	-	8,208	-	-	219	8,427
Depreciation	2,269	7	-	-	1	2,277
Amortization of Stranded Costs	8,184	-	-	-	-	8,184
Amortization	161	-	-	-	-	161
Taxes Other than Income	1,334	2	-	-	-	1,336
Income Taxes	1,547	(150)	-	-	327	1,724

Total Operating Expenses	23,086	8,067	-	-	547	31,700

Operating Income (Loss)	3,460	(230)	-	-	(608)	2,622
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	112	-	-	-	(9)	103
Interest and Dividend Income	23	-	-	-	(17)	6
Other (Deductions) Income	(104)	-	-	-	2	(102)

Total Other (Deductions) Income	31	-	-	-	(24)	7

Income (Loss) Before Interest Charges	3,491	(230)	-	-	(632)	2,629

Interest Charges	479	3	-	-	100	582

Income (Loss) from Continuing Operations	3,012	(233)	-	-	(732)	2,047

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(1)	-	-	(1)
Loss From Operations	-	-	(32)	-	-	(32)
Benefit of Income Taxes	-	-	13	-	-	13
Loss from Discontinued Operations	-	-	(20)	-	-	(20)

Net Income (Loss)	$3,012	$(233)	$(20)	$-	$(732)	$2,027

Total Assets	$126,144	$4,608	$-	$-	$(184)	$130,568

	(In thousands of dollars)
	Nine Months Ended September 30, 2007
		Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Software Technology	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$26,882	$-	$-	$-	$-	$26,882

Operating Expenses
Regulated Operation & Maintenance	10,936	-	-	-	-	10,936
Unregulated Operation & Maintenance	-	-	-	-	1,032	1,032
Depreciation	2,104	-	-	-	-	2,104
Amortization of Stranded Costs	8,099	-	-	-	-	8,099
Amortization	173	-	-	-	-	173
Taxes Other than Income	1,320	-	-	-	5	1,325
Income Taxes	1,419	-	-	-	(533)	886

Total Operating Expenses	24,051	-	-	-	504	24,555

Operating Income (Loss)	2,831	-	-	-	(504)	2,327
Other Income (Deductions)
Equity in Loss of Associated Companies	33	-	-	-	(39)	(6)
Interest and Dividend Income	47	-	-	-	(31)	16
Other Deductions	(48)	-	-	-	(14)	(62)

Total Other Deductions	32	-	-	-	(84)	(52)

Income (Loss) Before Interest Charges	2,863	-	-	-	(588)	2,275

Interest Charges	640	-	-	-	251	891

Income (Loss) from Continuing Operations	2,223	-	-	-	(839)	1,384

Loss from Discontinued Operations:
Loss on Sales of Discontinued Operations	-	-	(154)	-	-	(154)
Loss From Operations	-	-	(881)	(411)	-	(1,292)
Benefit of Income Taxes	-	-	401	164	-	565
Loss from Discontinued Operations	-	-	(634)	(247)	-	(881)

Net Income (Loss)	$2,223	$-	$(634)	$(247)	$(839)	$503

Total Assets	$133,964	$-	$3,709	$-	$(148)	$137,525

4.      INVESTMENTS IN ASSOCIATED COMPANIES

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of Maine Electric Power Company, Inc. (“MEPCO”), a jointly-owned electric transmission company.  Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation, and, therefore, MPS records its investment in MEPCO and Maine Yankee using the equity method.  This is consistent with industry practice for similar jointly-owned units.

No dividends were paid by Maine Yankee in the nine months of 2008.  Maine Yankee declared and paid a $20,000 dividend and a $250,000 stock redemption in the first nine months of 2007.  Maine Yankee also declared a $20,000 dividend in September 2007 that was received in October 2007.  MPS received dividends of $2,000 from MEPCO in each of the first three quarters of 2008 and 2007.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.      STOCK COMPENSATION PLANS

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”).  The Plan was subsequently adopted by MAM after its formation.  The Plan, excluding these options outstanding, was terminated by the MAM Board of Directors on March 14, 2008.  The former CEO was the only employee to receive stock options under this Plan, with 3,932 options outstanding for the remainder of their original ten-year terms.

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

The options issued in 2002 expire May 31, 2012.  The options issued in 2003 expire May 31, 2013.  No options were granted, exercised, forfeited or expired during the quarter. The weighted-average fair value of the options granted is $4.17.

Dilutive earnings per share impact of outstanding stock options:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss) (in thousands)	$129	$(470)	$2,027	$503
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,678,249	1,677,430	1,678,069	1,667,147
Dilutive Effect of Common Stock Options	733	-	336	-
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,678,982	1,677,430	1,678,405	1,667,147

Net Income (Loss) per Share (Basic)	$0.08	$(0.28)	$1.21	$0.30
Net Income (Loss) per Share (Diluted)	$0.08	$(0.28)	$1.21	$0.30

The 2008 Stock Plan was approved at the May 13, 2008, Annual Stockholders Meeting.  This plan allows for the Performance and Compensation Committee of the MAM Board of Directors to grant up to 85,000 shares of MAM stock to employees.  No more than 10,000 shares may be granted to any one employee during a five-year period, and the Performance and Compensation Committee may condition the grant or vesting of the stock awards on attainment of performance goals or the passage of time.  No shares have been granted under this plan since inception.

6.      DEFERRED DIRECTORS’ COMPENSATION

The compensation program for the MAM Board of Directors includes an option for the directors to defer some or all of their fees, rather than taking those fees in cash each quarter.  The first deferral option grants the director a number of phantom shares of stock, with the number granted equivalent to the fees earned for the quarter, divided by the closing share price on the last day of that quarter.  The cumulative deferred phantom shares are marked to the closing share price on the last day of each quarter, and the adjustment is recorded as expense.  If applicable, any dividends paid are also converted to an equivalent number of phantom shares, and are added to the cumulative deferred total.

During the third quarter of 2008, the equivalent of 1,032 shares was deferred, bringing the total deferred through September 30, 2008, to the equivalent of 34,381 shares.  The share price on that date was $32.95, resulting in a $1.1 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.” During the third quarter of 2008, there was a $293,000 reduction to operating expense, before tax, as a result of a decrease in the Company’s stock price.  This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $23,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.

7.      BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and other benefit programs to its employees.  Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, and providing market-based compensation that rewards individual and corporate performance.  The Company offers benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance.  The Company also offers a retirement savings program to most employees in the form of a 401(k) plan.  This plan allows voluntary contributions by the employee and may contain a contribution by the Company.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees, in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $541,000 and $552,000 in the first nine months of 2008 and 2007, respectively.

The Company’s policy has been to fund pension costs accrued.  For the 2008 plan year, the Company contributed $41,000 in April, July and October 2008.   The Company also expects to contribute approximately $51,000 during 2009 for 2008.  The fair market value of pension assets has decreased approximately $3.4 million or 20% from December 31, 2007, to September 30, 2008, as a result of current financial market conditions.  If these market conditions do not improve by December 31, 2008, the contributions required for 2009 and 2010 in accordance with the Pension Protection Act will be significantly higher than 2008 contributions. The exact amount of these contributions is not known at this time; an actuarial study will be performed during 2009 to quantify the minimum contributions for 2009 and 2010.

The following table sets forth the plan’s net periodic benefit income:

(In thousands of dollars)	Pension Benefits
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest cost	$268	$265	$805	$795
Expected return on plan assets	(305)	(290)	(914)	(870)
Recognized net actuarial loss	19	16	56	48
Net periodic benefit income	$(18)	$(9)	$(53)	$(27)

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$50	$45	$150	$135
Interest cost	142	124	425	372
Expected return on plan assets	(57)	(53)	(170)	(159)
Amortization of transition obligation	18	18	54	54
Amortization of prior service cost	(15)	(15)	(45)	(45)
Recognized net actuarial loss	47	45	142	135
Net periodic benefit cost	$185	$164	$556	$492

8.      COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $230,000 or 28% for wholesale customers, effective June 1, 2008, and $670,000 or 18% for retail customers, effective July 1, 2008.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The proceeding and potential settlement negotiations are underway; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

MPS and CMP File with FERC for Incentive Rate Treatment on MPC Transmission Line Project

In their filing on July 18, 2008, MPS and Central Maine Power Company (“CMP”) jointly filed with FERC for incentive rate treatment on their Maine Power Connection transmission line project (“MPC” or the “Project”), a proposed 200-mile 345 kilovolt transmission line and new and upgraded substations.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.  MPS has currently deferred approximately $517,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Other Assets.”  The filing requested that FERC issue a decision by September 18, 2008; however, a decision has not yet been reached.  The decision in this filing cannot be predicted.

Also within the July 18, 2008, filing, MPS and CMP provided a Project cost estimate of $625 million, with MPS’s investment up to 30% of this amount, or $184 million.  These are preliminary estimates of both the total project cost and MPS’s investment; actual cost and investment is dependent on many factors and could be materially higher or lower.

MPS and CMP File with MPUC for Certificate of Public Convenience and Necessity

 On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity (“CPCN”) under MPUC Docket No. 2008-256 related to the MPC transmission line project.  On October 8, 2008, the MPUC denied a motion to dismiss by some of the opposing parties in this Docket. The MPUC has not yet issued a scheduling order in this Docket.  A Commission decision in this Docket is expected no earlier than the second quarter of 2009.

MPS and CMP continue to pursue the transmission line studies. MPS and CMP entered into a Joint Development Agreement on October 2, 2008.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO New England (“ISO-NE”) and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed in MAM’s 2007 Form 10-K and March 31, 2008 and June 30, 2008, Forms 10-Q, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS has been an active participant in this Docket.  The Company cannot predict the outcome of this case.

Reduction of Stated Capital of Maine & New Brunswick Electrical Power Company, Ltd.

In the Order Approving Stipulation under MPUC Docket No. 2002-676, “Maine Public Service Company Request for Approval of Reorganization of the Company into a Holding Company Structure,” MPS received permission from the MPUC to wind up and dissolve Me&NB at such future time as MPS deemed appropriate.  In September 2008, MPS filed notice with the MPUC and partially liquidated its investment in Me&NB.  This partial liquidation reduced MPS’s equity investment in Me&NB from $1 million to $150,000, with $850,000 cash returned from Me&NB to MPS, to be used to fund MPS working capital needs.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $27.3 million and $30.9 million at September 30, 2008, and December 31, 2007, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period.  MPS is currently in its eighth year of this ten-year program.  Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary.  The current total estimated cost of the project is $3.0 million; as of September 30, 2008, $2.5 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, Accounting for Leases.  The following summarizes payments for leases for a period in excess of one year for the nine months ended September 30, 2008, and 2007:

(In thousands of dollars)	2008	2007
Office Equipment	$5	$33
Building	97	160
Vehicles	-	28
Field Equipment	9	8
Rights of Way	27	41
Total	$138	$270

The future minimum lease payments amounts reported as of December 31, 2007, included lease payments for TMGNE’s former space in Hudson, Massachusetts, of $72,000 in 2008 and $30,000 in 2009.  With the termination of the Hudson lease on May 9, 2008, for $59,000, the remainder of these payments, or approximately $43,000, is no longer required.  The remaining future minimum lease payments reported as of December 31, 2007, have not changed materially.  Refer to MAM’s 2007 Form 10-K for these future lease payments.

Financial Information System Hosting Agreement

        In 2007, the Company renegotiated its financial information system hosting agreement with OneNeck IT Services to host and provide technical and functional support for the integrated Oracle Financial Information System.  As a result of the negotiation, the base hosting fees were reduced to $537,500 per year for 2007 through 2013.

9.      CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of September 30, 2008, for these capital lease arrangements is approximately $507,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2007.  Refer to MAM’s 2007 Form 10-K for these future lease payments.

10.           FAIR VALUE DISCLOSURES

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

The fair value of the interest rate hedges as of September 30, 2008, was a liability of $1.93 million, compared to a liability of $2.26 million at December 31, 2007, a year-to-date gain in fair value of $328,000.  This gain, less the deferred income tax provision of $131,000, has been reported as “Other Comprehensive (Loss) Income” on the Consolidated Statement of Shareholders’ Equity.

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

The net loss for unregulated engineering services is composed of the following:

(in thousands of dollars)	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (Loss) From Operations:
Gain (Loss) on Sale of Discontinued Operations	$-	$208	$(1)	$(154)
Operating Revenue	-	82	26	2,374
Expenses	3	(451)	(58)	(3,256)
Income (Loss) from Operations	3	(161)	(33)	(1,036)
(Provision for (Benefit of) Income Taxes	(2)	53	13	402
Net Income (Loss) — Unregulated Engineering Services	$1	$(108)	$(20)	$(634)

Maricor Technologies

MAM divested all of the assets reported as Unregulated Software Technology during 2007.  The operations for this segment have been classified as discontinued operations.

The operating revenue and net loss for unregulated software technology for the first nine months of 2007 was as follows:

(in thousands of dollars)	Nine Months Ended September 30, 2007
Loss From Operations:
Operating Revenue	$135
Expenses	(546)
Loss From Operations	(411)
Benefit of Income Taxes	164
Net Loss — Unregulated Software Technology	$(247)

There was no impact on earnings from MTI after the second quarter of 2007, and no assets, liabilities or equity in MTI at September 30, 2007, or after.

12.           SUBSEQUENT EVENTS

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC.  Under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the currency translation adjustment accumulated in Other Comprehensive Income (“OCI”) within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity.  With the dissolution expected in the fourth quarter, MAM’s foreign investment in TMGC will be completely liquidated, and this accumulated OCI will be recognized as a Foreign Currency Gain.  Based on an estimated dissolution date of October 24, 2008, currently pending approval from the Nova Scotia Registry of Joint Stock Companies, the accumulated OCI related to foreign exchange on MAM’s investment in TMGC was estimated at between $900,000 and $1 million.

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

Factors that could cause actual results to differ materially from our projections include, among other matters, legislation and regulation; construction and financing of new transmission facilities; development of MAM USG; attraction and retention of qualified employees; economy of the region and general economic conditions; competitive conditions; holding company structures; interest rate and debt covenant risk; pension plan investments; information technology; environmental risks; aging infrastructure and reliability; weather; vandalism, terrorism and other illegal acts; development of renewable generation in our service territory; professional liability; final settlement of remaining obligations of discontinued operations; divestiture of unregulated real estate; and foreign operations.  Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2007 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net Income and Earnings Per Share
	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except per Share Amounts)	2008	2007	2008	2007
Income (Loss) from Continuing Operations
Regulated Electric Utility	$812	$(190)	$3,012	$2,223
Unregulated Utility Services	(138)	-	(233)	-
Other*	(546)	(172)	(732)	(839)
Income (Loss) from Continuing Operations	128	(362)	2,047	1,384
Income (Loss) from Discontinued Operations
Unregulated Engineering Services	1	(108)	(20)	(634)
Unregulated Software Technology	-	-	-	(247)
Income (Loss) from Discontinued Operations	1	(108)	(20)	(881)
Net Income (Loss)	$129	$(470)	$2,027	$503
Basic Earnings (Loss) Per Share	$0.08	$(0.28)	$1.21	$0.30

*The “Other” line includes corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility or unregulated utility services and inter-company eliminations.

On a consolidated basis, MAM has continued its 2008 trend of outperforming 2007 quarter and year-to-date financial performance for both continuing and discontinued operations.  Net income from continuing operations for the third quarter is $128,000, up from a net loss from continuing operations of $(362,000) for the third quarter of 2007.  The improvement in year-to-date net income from continuing operations from 2007 to 2008 is $663,000 or 47.9%.   Generally, this positive financial performance is driven by three primary factors:

•	Corporate wide cost control;
•	Revenues from MAM USG covering corporate fixed overheads and costs; and
•	Deferral of costs on MPS’s balance sheet related to work on our proposed transmission investment in the MPC project.

    The positive financial performance is led by MPS.  Despite revenue volumes being down due to lower KWH usage by our customer base, MPS continues to show solid financial performance.  While we believe the negative usage trend is a result of the overall economy and high fuel and energy costs for consumers causing some conservation of their usage, we do not believe that future conservation measures by our customers will continue at the same declining rate.   MPS also experienced a reduction in direct and allocated expenses due to (a) deferrals of costs for the MPC project and (b) labor cost of MPS employees being utilized by and charged to our utility services group.

MPS and its partner, CMP, continue to pursue the MPC Project transmission studies.  Also, the two parties executed a Joint Development Agreement on October 2, 2008.  This agreement outlines the cost-sharing and decision-making terms of the development phase of the MPC project, as well as laying the groundwork for the structure of a Joint Ownership Agreement that will follow if the project is approved.  On October 8, 2008, the MPUC denied a motion to dismiss the filing for a Certificate of Public Convenience and Necessity for this project.  The MPUC has not yet issued a scheduling order in this case.  Refer to Part II, Item 1 for further updates on the status of federal and state regulatory proceedings.

At MAM USG, our utility services group continues to grow its revenue largely as a result of electrical contracting work related to two wind farm projects.  Although we are disappointed that the segment including all allocated overheads results in a loss for the quarter and year to date, the segment did absorb $61,000 and $270,000 for the quarter and year-to-date, respectively, of corporate overheads and common costs which would have otherwise been charged to the regulated utility and / or other operating segments.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (Loss) — Regulated Electric Utility (In thousands)	$812	$(190)	$3,012	$2,223
Earnings (Loss) Per Share from Regulated Electric Utilities	$0.48	$(0.11)	$1.80	$1.33

Regulated Operating Revenue

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters and nine months ended September 30, 2008, and 2007, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,481	40,963	$3,531	41,515	$11,387	133,597	$11,424	135,637
Large Commercial	915	37,319	1,102	42,621	3,211	112,722	3,609	129,035
Medium Commercial	1,101	27,274	1,164	27,594	4,017	77,965	4,149	80,885
Small Commercial	1,373	21,277	1,373	20,952	5,255	68,615	5,290	69,249
Other Retail	227	842	232	849	690	2,541	688	2,544
Total Regulated Retail	7,097	127,675	7,402	133,531	24,560	395,440	25,160	417,350
Other Regulated Operating Revenue	743		614		1,986		1,722
Total Regulated Revenue	$7,840		$8,016		$26,546		$26,882

Similar to the first half of 2008, regulated operating revenue was down for the third quarter of 2008, compared to the same period of 2007.  We are continuing to see the trend of customers ceasing or cutting back operations, or implementing conservation efforts in order to reduce energy consumption.

Residential revenue volume decreased 552 MWH or 1.3%, reducing revenue approximately $50,000 compared to the third quarter of 2007.  Medium and small commercial customer volume was consistent with prior year; however, due to lower average rates in the medium commercial group, revenue for these customers is down $63,000.

In the third quarter of 2008, large commercial customer volume is down 5,302 MWH or 12.4% compared to the same period of 2007.  As a result, revenue is down $187,000 or 17.0%.  The decreases are due to the combination of rate reductions and various companies in our service territory, primarily in wood and lumber related industries, scaling back operations or closing.  Large commercial customer transmission rates decreased approximately 18% on average with the rates effective July 1, 2008, and large commercial customers are no longer charged DSM rates, effective January 1, 2008.

Other regulated operating revenue has increased from prior year, up $129,000.  Higher wheeling volume, primarily from a wind project located in MPS’s service area, accounted for $96,000 of this increase.

Year-to-date, residential revenue dollars are down $37,000 or 0.3%.  The 2,040 MWH or 1.5% decrease in volume was partly offset by slightly higher average rates.  Medium and small commercial customer revenue is down $167,000 on a 3,554 MWH or 2.4% decrease in volume.

Large commercial customer volume is down 16,313 MWH or 12.6% for the year-to-date, resulting in a $398,000 decrease in revenue dollars.

Wheeling revenue is also up, resulting in the $264,000 increase in other regulated operating revenue for the first nine month of 2008 compared to the first nine months of 2007.

MPS’s 2008 OATT formula was filed June 16, 2008, based on the 2007 test year.  As described in earlier filings, MPS transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed rate of return on assets) less the wheeling revenue earned.  The rates go into effect on June 1 for wholesale customers, and July 1 for retail customers.  The additional wheeling revenue earned in 2007 over 2006 offset the revenue requirement in the 2008 OATT formula.  As a result, the revenue requirement for the June 1, 2008 through May 31, 2009 rate period decreased approximately $230,000 or 28% for wholesale customers, and decreased approximately $670,000 or 18% for retail customers for the July 1, 2008 through June 30, 2009 rate period.

For more information on regulatory orders approving the most recent rate increases, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters and nine months ended September 30, 2008, and 2007, regulated operation and maintenance expenses are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008	2007
Regulated Operation and Maintenance
Labor	$1,191	$1,482	$3,562	$3,733
Benefits	322	799	919	1,511
Outside Services	378	466	885	907
Holding Company Management Costs	53	437	1,024	1,399
Insurance	147	158	405	431
Regulatory Expenses	216	276	829	776
Transportation	121	169	572	658
Maintenance	121	132	430	437
Other	400	473	965	1,084
Total Regulated Operation and Maintenance	$2,949	$4,392	$9,591	$10,936

Regulated utility operating expenses are down $1.44 million or 32.9% in the third quarter of 2008, compared to the third quarter of 2007.   Expenses decreased in every category, with the largest reductions as follows:

▪	Labor expenses are down $291,000 year-over-year, as a result of deferred labor related to the MPC project, and labor used on MAM USG projects.

▪
Benefits expenses have decreased $477,000, due to several factors.  The freeze of the MPS Pension Plan on December 31, 2006, resulted in $169,000 less pension expense in the third quarter of 2008 than the third quarter of 2007.  Health insurance expense has also improved from last year, a reduction of $160,000.  The remaining decrease is due to the allocation of benefits expense to MAM USG associated with the labor used on MAM USG projects.

▪	A reduction in legal expenses reduced outside service costs from $466,000 in the third quarter of 2007 to $378,000 in the third quarter of 2008.

▪
Holding company management costs represent charges from the parent company, MAM, to MPS for common corporate services, including directors’ fees, investor relations, tax services and other such costs.  Approximately $301,000 of the $384,000 decrease is a result of the changes in deferred directors’ compensation expense, which fluctuates based on MAM’s stock price.  The increase in MAM’s stock price in the third quarter of 2007 resulted in $75,000 of expense to MPS.  MAM’s stock price decreased in the third quarter of 2008, reducing MPS’s holding company management costs by $226,000.

▪	Regulatory expenses decreased $60,000, compared to prior year, as a result of lower conservation expenses due to a change in the basis of the assessment.

Other smaller changes account for the remaining change.

Year to date, expenses are also down, approximately $1.35 million or 12.3%.  The most significant decreases were:

▪
Labor and benefits expenses are down $763,000.  Similar to the quarterly results, the largest reductions in expense year to date have been lower pension and postretirement medical expenses, lower health insurance expense, and more labor used on MAM USG projects.

▪	Holding company management costs are down approximately $375,000 year to date, as a result of the change in the deferred directors’ compensation adjustment for the three quarters of 2007 and 2008.

▪	Transportation expenses have decreased $86,000. In the first quarter of 2007, more expense was incurred in repairing and maintaining the vehicle fleet, resulting in higher costs than normal.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2008	2007	2008	2007
Stranded Costs
Maine Yankee	$588	$721	$1,763	$2,162
Seabrook	384	384	1,153	1,153
Deferred Fuel	1,560	1,346	4,679	4,195
Cost Incentive Refund	62	63	187	187
Cancelled Transmission Plant	64	64	192	192
Special Discounts	70	70	210	210
Total Stranded Costs	$2,728	$2,648	$8,184	$8,099

The stranded cost expenses presented above for both 2008 and 2007 reflect the impact of MPS’s most recent stranded cost rate case, MPUC Docket No. 2006-506.  The amortization amounts for the rest of 2008 are expected to remain consistent with the first three quarters.  The changes from prior year are a result of the timing of recovery of stranded costs under the Docket, primarily related to Maine Yankee and deferred fuel.  The recovery of Maine Yankee in the Docket correlates to Maine Yankee’s cost budget, which is decreasing over time, while the recovery of deferred fuel is the levelizing mechanism, which allowed for less amortization of deferred fuel in 2007 than in 2008.

Unregulated Utility Services

(in thousands except per share amounts)	Period Ending September 30, 2008
	Quarter	Nine Months
Operating Revenue	$4,463	$7,837
Cost of Services	4,530	7,740
Gross Margin	(67)	97
Other Operating Expenses	160	480
Income Tax Benefit	89	150
Net Loss — Unregulated Utility Services	$(138)	$(233)
Loss Per Share from Unregulated Utility Services	$(0.08)	$(0.14)

Unregulated utility services reduced consolidated net income by approximately $138,000 for the third quarter of 2008, and $233,000 for the year to date.  Estimated profit for the current projects was reduced, resulting in a negative gross margin for the quarter.  However, USG continues to expect a gross profit on these projects, with the work on these projects scheduled to be completed during the fourth quarter of 2008.  Other operating expenses include costs for bidding on projects, accounting, legal and other administrative costs.  Other operating expenses also include common costs from the parent company, MAM, and facilities charges from MPS for use of its space and employees.  These costs were $61,000 for the quarter and $270,000 for the year to date.

Other Continuing Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Loss — Other Continuing Operations (in thousands)	$(546)	$(172)	$(732)	$(839)
Loss Per Share from Other Continuing Operations	$(0.33)	$(0.10)	$(0.44)	$(0.50)

Other continuing operations are the corporate costs of MAM directly associated with the former unregulated businesses and intercompany eliminations.  The divestiture of the unregulated software technology and engineering services operations reduced the costs included in this segment; however, some of these costs are expected to continue subsequent to the divestiture of the unregulated operations without other cost reduction or recovery efforts.  The increase from a loss of $172,000 in the third quarter of 2007 to a loss of $546,000 in the third quarter of 2008 is a result of a reduction in the estimated income tax benefit as a result of the filing of the 2007 tax return.

Interest Expense

Interest expense of $173,000 for the third quarter of 2008 represents a $133,000 decrease from the $306,000 of interest expense recognized in the third quarter of 2007.  This decrease is due to the reduction in long- and short-term debt.  Total long- and short-term debt repayments from December 31, 2007, through September 30, 2008, were $5.46 million.  Year-to-date interest expense of $891,000 was recognized through the first nine months of 2007, compared to $582,000 for the same period of 2008, also due to the reduction in debt outstanding.

Income Tax Expense / Benefit

The income tax provision for the third quarter of 2008 was approximately $344,000, compared to an income tax benefit of $329,000, as a result of the profit incurred in current period compared to last year’s quarterly loss.  Year to date, the provision increased from $886,000 in 2007 to $1.7 million in 2008, also as a result of the higher earnings.

Taxes Other Than Income

Taxes other than income consist primarily of property and payroll taxes.  For the quarter, taxes other than income decreased $10,000, from $440,000 in the third quarter of 2007 to $430,000 in the third quarter of 2008.  These expenses were also comparable for the year to date, with $1.34 million of expense incurred in the first nine months of 2008, compared to $1.33 million in the first nine months of 2007.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

 MAM has continued the trend of improving its liquidity position demonstrated in 2007 and the first half of 2008.  In the nine months ended September 30, 2008, we have reduced our consolidated short-term debt by $1.1 million, and long-term debt by $4.4 million.  This includes the repayment of all but $1.1 million of debt incurred in the discontinued unregulated engineering and software technology acquisitions and operations.  We have also substantially improved our cash flow from operating activities, which increased by $2.6 million or 39.3% year over year due to favorable differences in net income and accounts payable.

The Company’s cash and cash equivalents as of September 30, 2008, were $1.8 million, up from $910,000 at December 31, 2007.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements, as presented in Part I, Item 1 of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first nine months of 2008 was $9.3 million, compared to $6.7 million in the first nine months of 2007.  The increase in net income of $1.5 million from the first three quarters of 2007 to the first three quarters of 2008 and the increase in accounts payable, as a result of higher accruals at September 30, 2008, than December 31, 2007, for the MPC project, MAM Utility Services Group subcontractor expenses and construction season, were the largest factors in the increase in operating cash flow period-over-period.  Net cash flow provided by operating activities was reduced the first three quarters of 2008, compared to the first three quarters of 2007, by $1.7 million from the change in accounts receivable and unbilled revenue, due to the higher receivable balances, primarily from USG projects that did not exist in the first three quarters of 2007.

Cash flow used for financing included the repayment of short- and long-term debt totaling $5.5 million in the first nine months of 2008.  Cash flow used for financing activities for the first nine months of 2007 totaled $4.4 million, as long- and short-term debt was reduced.

Cash flow used for investing activities for the first three quarters of 2008 was $2.8 million.  The $5.7 million use of cash for investments in fixed assets was mitigated by the change in restricted investments which provided cash flows from the capital reserve account upon final payment of the 1998 FAME Notes obligation.  For the first nine months of 2007, cash flow used for investing activity totaled $2.7 million.  The $4.6 million investment in fixed assets was offset by $1.8 million of proceeds from the sale of discontinued operations.  Approximately $413,000 was used in the first nine months of 2007 for settlement of the stock contingencies associated with acquisitions in 2003 and 2004.  The final stock contingency obligations from TMG acquisitions were settled in September 2007.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of September 30, 2008, MPS is in compliance with these conditions.

MAM and certain of its subsidiaries are subject to financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MAM and its subsidiaries are in compliance with all debt covenants as of September 30, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

    On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff (“OATT”) formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $230,000 or 28% for wholesale customers, effective June 1, 2008, and $670,000 or 18% for retail customers, effective July 1, 2008.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The proceeding and potential settlement negotiations are underway; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

MPS and CMP File with FERC for Incentive Rate Treatment on MPC Transmission Line Project

    In their filing on July 18, 2008, MPS and Central Maine Power Company (“CMP”) jointly filed with FERC for incentive rate treatment on their Maine Power Connection transmission line project (“MPC” or the “Project”), a proposed 200-mile 345 kilovolt transmission line and new and upgraded substations.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.  MPS has currently deferred approximately $517,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Other Assets.”  The filing requested that FERC issue a decision by September 18, 2008; however, a decision has not yet been reached.  The decision in this filing cannot be predicted.

Also within the July 18, 2008, filing, MPS and CMP provided a Project cost estimate of $625 million, with MPS’s investment up to 30% of this amount, or $184 million.  These are preliminary estimates of both the total project cost and MPS’s investment; actual cost and investment is dependent on many factors and could be materially higher or lower.

MPS and CMP File with MPUC for Certificate of Public Convenience and Necessity

 On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity (“CPCN”) under MPUC Docket No. 2008-256 related to the MPC transmission line project.  On October 8, 2008, the MPUC denied a motion to dismiss by some of the opposing parties in this Docket. The MPUC has not yet issued a scheduling order in this Docket.  A Commission decision in this Docket is expected no earlier than the second quarter of 2009.

MPS and CMP continue to pursue the transmission line studies. MPS and CMP entered into a Joint Development Agreement on October 2, 2008.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO New England (“ISO-NE”) and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE.  However, as noted in the Stakeholder Initiative Regarding the Competitiveness and Reliability of the Northern Maine Power Grid discussed in MAM’s 2007 Form 10-K and March 31, 2008 and June 30, 2008, Forms 10-Q, the Company has requested to become a member of ISO-NE if certain conditions are met.  MPS has been an active participant in this Docket.  The Company cannot predict the outcome of this case.

Reduction of Stated Capital of Maine & New Brunswick Electrical Power Company, Ltd.

In the Order Approving Stipulation under MPUC Docket No. 2002-676, “Maine Public Service Company Request for Approval of Reorganization of the Company into a Holding Company Structure,” MPS received permission from the MPUC to wind up and dissolve Me&NB at such future time as MPS deemed appropriate.  In September 2008, MPS filed notice with the MPUC and partially liquidated its investment in Me&NB.  This partial liquidation reduced MPS’s equity investment in Me&NB from $1 million to $150,000, with $850,000 cash returned from Me&NB to MPS, to be used to fund MPS working capital needs.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2007 Form 10-K and updated in Item 1A. of MAM’s March 31, 2008 and June 30, 2008 Forms 10-Q are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year end.

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

Transmission rates are adjusted annually, and were changed on July 1, 2008.  MPS was involved in rate cases in 2006 for each of its rates: distribution rates under MPUC Docket No. 2006-024, revision of the transmission rate formula and establishment of the 2006 transmission rates under FERC Docket No. ER00-1053, and recovery of stranded costs for the period from January 1, 2007, through December 31, 2009, under MPUC Docket No. 2006-506.  No additional rate changes are anticipated during 2008; however, the final settlement of transmission rates is not yet complete, and may result in an adjustment. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time.

MPS is also subject to local regulations, which may impact the location of our transmission and distribution facilities, and our ability to make repairs and upgrades to our facilities.

Other changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively.  Such changes could include changes in tax rates or changes in environmental or workplace laws.

    Construction of New Transmission Facilities

    MPS, working with CMP, is seeking to develop the Maine Power Connection transmission line project (“MPC” or the “Project”), a proposed 200-mile 345 kilovolt transmission line and new and upgraded substations to connect northern Maine to the ISO-NE control area.  MPS expects this line, if built, will increase reliability and competition and meet new load growth requirements from potential renewable generation projects.  This project is being undertaken coincident with an on-going system impact study at ISO-NE, which was triggered by interconnection requests in connection with proposed new generation projects.  Local, state and federal regulatory approvals and permits are required for this project.  We may or may not be able to obtain the approvals required for this proposed transmission project.  The project is also dependent on (i) the development of additional generation and the needs of generators in our service territory, and (ii) as currently proposed, the requirement that MPS join ISO-NE and the line become socialized or paid for by agreements with generators.  The inability to obtain regional socialization or agreements with generators, each on terms acceptable to MPS, is likely to have an impact on whether MPS and CMP construct the line.  Other factors, such as cost and availability of materials, labor and subcontractors may increase the cost of the project or delay its completion.  On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity (“CPCN”) under MPUC Docket No. 2008-256 related to the MPC transmission line project.  On October 8, 2008, the MPUC denied a motion to dismiss by some of the opposing parties in this Docket. A Commission decision in this Docket is expected no earlier than the second quarter of 2009, but we cannot predict the outcome at this time.

On July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC transmission line. Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project.  If FERC does not approve this Petition, we may be unable to recover certain project expenses.

MPS has submitted notice to ISO-NE that, subject to certain conditions, it will seek to become a member of ISO-NE.  Among the conditions is the requirement that the cost of the transmission project be included in the ISO-NE regional transmission rates.  The Company cannot predict the outcome of this request, and it is possible that the conditions necessary for membership will not be met, which could impact our ability to develop this line.

Financing Risk for New Transmission Facilities

The Company will be seeking financing for the new transmission facilities referenced above.  As noted above, MPS’s investment obligation is currently estimated at $184 million.  There can be no assurance that the Company will be able to raise that amount of money, given, among other factors, (a) the uncertainty of financial markets, which is currently greater than normal, and (b) the fact that the amount to be financed is greater than the total assets of the Company (i. e., without any reduction for liabilities), which, as of September 30, 2008, are $131 million.   Other financing risks, including the type and cost of financing, are also risks in the development of this line.

Risk from Joint Development Agreement

The Joint Development Agreement with CMP entered into on October 2, 2008 in connection with the MPC project, sets forth numerous conditions for continued MPS participation in the Project. Failure to meet such conditions in a timely fashion can result in various consequences, including a reduction in, or elimination of the interest which MPS may acquire in the Project. Reference is made to such Agreement, which was an exhibit to the MAM 8-K filed on October 8, 2008, for details of such conditions and consequences.

Contract Risk at MAM Utility Services Group

We perceive a high demand for the services offered by MAM USG; however, the Company operates in a competitive market, and does not have an exclusive franchise.  Competition for contracts comes from other engineering firms and utility construction contractors, and is a risk associated with the on-going operations of this segment.

There are also risks when MAM USG secures contracts.  Such risks include inaccuracy of cost estimates on fixed rate projects, change order approval risks and professional liability for engineering services.  These risks are mitigated by Management’s experience with estimating utility engineering and construction costs, as well as professional liability insurance coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Certain of the following exhibits (indicated by *) have been filed within this form 10-Q, which the remaining exhibits were previously filed with the Securities and Exchange Commission, and are incorporated by reference.

•	Exhibit 10(a) Maine Power Connection Project Joint Development Agreement between Maine Public Service Company and Central Maine Power Company (Filed as Exhibit to MAM Form 8-K dated October 8, 2008)

• *	Exhibit 10(b) Directors Stock Plan

•	Exhibit 10(c) 2008 Stock Plan (Filed as Appendix A to MAM Proxy Statement dated March 20, 2008)

• *	Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

• *	Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  November 7, 2008

/s/ Randi J. Arthurs

Randi J. Arthurs
Vice President Accounting, Controller
and Assistant Treasurer