Form 10-K
period 2008-12-31
MAINE & MARITIMES CORP
filed 2009-03-18
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Name of each exchange on which registered: NYSE Alternext US

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐.	Accelerated filer ☐.
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐.    No  ☒.

Aggregate market value of the voting stock held by non-affiliates at June 30, 2008: $71,738,604.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 17, 2009.

Common Stock, $7.00 par value—1,679,599 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2008, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2008

For Glossary of Terms, see Page v

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
APP	Aroostook Partnership for Progress
Ashford	Ashford Investments, Inc.
CES	Competitive Energy Supplier
CMP	Central Maine Power Company
Cornwallis	Cornwallis Court Developments Ltd
CPCN	Certificate of Public Convenience and Necessity
DOE	Department of Energy
EA	Energy Atlantic, LLC
Eastcan	Eastcan Consulting Engineers
EEI	Edison Electric Institute
EPS	Earnings per Share
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FSP	FASB Statement of Position
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Gould	Gould Electric Company
HCI	HCI Systems Assets Management, LLC
IBEW	International Brotherhood of Electrical Workers
ISFSI	Independent Spent Fuel Storage Installation
ISO-NE	ISO-New England
kV	Kilovolt
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
M&R	Morris & Richards Consulting Engineers
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
METU	Market Efficiency Transmission Upgrade
MPC	Maine Power Connection
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MTI	Maricor Technologies, Inc.
MWH	Megawatt hour
NPPBC	Net Periodic Postretirement Benefit Cost
NPPC	Net Periodic Pension Cost
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Pace	Pace Electrical Engineering Limited
PBO	Projected Benefit Obligation
PCB	Poly Chlorinated Bi-phenol
RES	RES Engineering, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service

T&D	Transmission and distribution
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England
VEBA	Voluntary Employee Benefit Association
WPS	WPS Resources Corporation, now known as Integrys
WPS-PDI	WPS-Power Development, Inc.

v

PART I

Item 1.	Business

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company (“MPS”) common stock were converted into an equal number of shares of MAM common stock, which are listed on the NYSE Alternext US exchange under the symbol “MAM.” MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary; and

3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

Maine & Maritimes Corporation and Subsidiaries

Shading	indicates active operations.

MAM was the former owner of the following wholly-owned subsidiaries:

1.	The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”), TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”), were dissolved during 2008. The activity of these companies through dissolution is reported in discontinued operations.

2.	Maricor Technologies, Inc. (“MTI”), legally dissolved on June 28, 2007. Substantially all of the assets of MTI were sold on April 13, 2007. The activity of MTI through dissolution of the company is reported in discontinued operations.

MAM was also a 50% owner of the following entities:

1.	Maricor Properties Ltd (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”). MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

2.	Maricor Ashford, an inactive joint venture with Ashford Investments, Inc. (“Ashford”). As of September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

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

Following its incorporation in the United States, Gould changed its name to Maine Public Service Company in August 1929. MPS was a privately held subsidiary of the Consolidated Electric & Gas Company until 1947, when its capital stock was sold as a result of Consolidated Electric & Gas Company’s forced divestiture. From 1947 until its corporate reorganization in 2003, MPS was the corporate parent and traded under the stock symbol “MAP” on the American Stock Exchange. Until its generating assets were sold on June 8, 1999, MPS produced electric energy for retail and wholesale customers. From that date through March 1, 2000, MPS continued to purchase electric energy for sale to these customers. MPS continues to provide transmission services to former wholesale energy customers and transmission and distribution services to retail customers in the service territory; however, it does not provide electric energy supply.

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

•

MAM Utility Services Group was incorporated in the State of Maine on September 27, 2007. The purpose of MAM USG is to provide utility-related services to clients on projects that MPS could not or would not be required to provide under State and Federal regulations. This includes transmission line and substation design and build services for generator projects outside the MPS service territory and contract work within MPS’s territory that MPS is not required to provide. MAM USG will focus on areas such as transmission infrastructure to support renewable generation, utility asset maintenance contracts and other utility-related services. In compliance with the MPUC’s Rules and its Reorganization Order in Docket 2002-676, these services must be provided under a separate subsidiary.

Former Equity Investments

•

Maricor Properties Ltd was a Canadian real estate development, redevelopment and investment company. It developed or invested in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts. Maricor Properties Ltd was organized on May 28, 2004, in Halifax, Nova Scotia, Canada. On June 30, 2006, Maricor Properties issued stock to Ashford, resulting in 50% ownership for both MAM and Ashford. Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM. Ashford is an Atlantic Canadian real estate development, investment and management firm, which provides management services to Maricor Properties and its subsidiaries. MAM divested its interest in Maricor Properties on March 31, 2008.

•

Cornwallis Court Developments Ltd. was a wholly-owned Canadian subsidiary of Maricor Properties, acquired on October 7, 2005. Cornwallis owned and operated the J. Angus MacDonald Building located in Halifax, Nova Scotia, Canada.

•

MAM was also an equal partner in Maricor Ashford Ltd, a joint venture with Ashford. Maricor Ashford was a real estate development and redevelopment company based in Moncton, New Brunswick, Canada. Since August 2006, this joint venture has been inactive. On September 12, 2007, MAM sold its 50% share of Maricor Ashford to Ashford.

Discontinued Operations

•

The Maricor Group was a facilities engineering and solutions company providing mechanical, electrical and plumbing/fire protection engineering consulting design services, energy efficiency solutions, facilities condition assessments, lifecycle asset management solutions, and emissions reduction services. TMG operated primarily within the New England region of the United States and the eastern Canadian provinces, particularly Atlantic Canada. TMG was formed in November 2003, and was headquartered in Presque Isle, Maine, with offices in Boston, Massachusetts; Moncton and Saint John, New Brunswick; and Halifax, Nova Scotia. MAM divested its TMG operations as part of an overall shift in strategy described more fully in MAM’s 2006 and 2007 Forms 10-K. The legal entity of TMG was dissolved on November 24, 2008.

•

The Maricor Group New England, Inc. was the New England subsidiary of The Maricor Group offering its parent company’s defined services primarily within New England, particularly the Commonwealth of Massachusetts with an office in Boston, Massachusetts. TMGNE, formerly RES Engineering, Inc. (“RES”), was acquired by TMG on June 15, 2004. TMGNE operations ceased on August 31, 2007, and TMGNE was dissolved on November 6, 2008.

•

The Maricor Group, Canada Ltd was the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, TMGC maintained offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia. TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consulting Engineers (“Eastcan”), on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers (“M&R”). On May 12, 2006, TMGC acquired the assets of Pace Electrical Engineering (“Pace”), an electrical engineering firm based in Moncton. All of these companies were operating divisions of TMGC, and were divested in June 2007. TMGC was dissolved on October 24, 2008.

•

TMGC is also the parent company of Mecel Properties Ltd. Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owned the office building that housed the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd. It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC. Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the provision that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date. On September 12, 2007, in order to fulfill this requirement, TMGC acquired Mecel. TMGC sold the Mecel building on May 30, 2008. Mecel Properties was dissolved on October 24, 2008.

•

Maricor Technologies, Inc., formed on February 14, 2005, developed information technology and software products for sustainable governance of facilities, infrastructure and buildings. MAM divested its MTI operations on April 13, 2007, as part of an overall change in strategy described in MAM’s 2006 and 2007 Forms 10-K. The legal entity of MTI was dissolved on June 28, 2007.

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

Employees

At the end of 2008, Maine Public Service Company had 138 employees (136 full-time, 2 part-time), compared to 131 (125 full-time, 6 part-time) at December 31, 2007. Neither MAM nor any of its other subsidiaries had employees at the end of 2008 or 2007.

The Company’s consolidated payroll costs were $8.1 million for 2008 and $10.5 million for 2007. Payroll costs for 2008 were all for continuing operations. For 2007, $7.8 million of the total payroll was for continuing operations, and $2.7 million for discontinued operations. The increase in payroll of continuing operations represents the impact of the additional employees and normal pay increases. The discontinued operations payroll costs were eliminated with the sales and dissolutions of MTI and TMG and its subsidiaries.

Approximately 36.2% of MPS’s labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. This agreement was amended October 25, 2006, to reflect the freeze on future salary and service accruals in the Company’s Pension Plan and the related increase to the employer’s 401(k) contribution. There were no material amendments to the agreement in 2007 or 2008.

In the summer of 2009, the Company will begin negotiations for the new collective bargaining agreement to be effective beginning October 1, 2009. Although the Company expects to successfully negotiate new agreements prior to the expiration of the current agreements, we cannot predict the outcome of these negotiations at this time.

Affiliates and Associated Companies

MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the “Plant”) in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant’s operating license from the Nuclear Regulatory Commission was due to expire on October 21, 2008.

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”). MEPCO owns and operates a 345-kilovolt (“kV”) transmission line approximately 180 miles long, which connects the New Brunswick Power system with the New England Power Pool. MEPCO became a member of ISO-New England (“ISO-NE”) on December 1, 2008.

Financial Information about Segments

See Note 4 to the attached financial statements.

Competitive Conditions and Effects of Regulation

See Item 1A. below.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. The Company also maintains an Internet site containing such reports at www.maineandmaritimes.com. All such reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be downloaded from such site without charge. Also listed at the Company’s site under Investor Relations, Corporate Governance, is the Code of Business Conduct and Ethics, as well as the Company’s policy regarding Insider Trading and Dissemination of Inside Information.

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

MPS adjusts its transmission rates annually; the most recent change was on July 1, 2008. The final settlement of 2008 transmission rates is not yet complete, and may result in an adjustment during 2009. Distribution and stranded cost rates did not change during 2008. In 2009, MPS anticipates the annual adjustments to its transmission rates on July 1, 2009, and a rate filing for stranded cost rates to be effective January 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time. MPS does not anticipate any adjustments to distribution rates will occur in 2009.

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

Construction of New Transmission Facilities

As previously reported, MPS, working with CMP, has been seeking to develop the Maine Power Connection transmission line project (“MPC” or the “Project”). As originally proposed, the Project would include a 200-mile 345 kilovolt transmission line and new and upgraded substations to connect northern Maine to the ISO-NE control area. MPS became involved with this project coincident with a system impact study at ISO-NE. Interconnection requests in connection with proposed new generation projects triggered the study. As previously reported, recent developments have caused MPS to reevaluate the scope of the project, and to also consider alternative means of constructing a transmission line to allow MPS to interconnect its system with the New England Grid and to support renewable energy projects in its service territory.

As reported in its January 16, 2009 Item 8.01 filing with the SEC and prior press release, Aroostook Wind Energy, LLC, a developer of wind energy project expected to interconnect to the MPC transmission line, filed a letter with the MPUC reporting that it wished to stop further system impact studies associated with its interconnection request and indicating that changes in the wholesale power market have rendered it uneconomic for it to invest in transmission infrastructure. However, AWE’s letter also indicated that it intends to continue its efforts to develop a wind project in Maine.

Also as previously reported, development of the 345kV transmission project will require local, state and federal regulatory approvals and permits. The status of certain of those required approvals is as follows:

•

Certificate of Public Convenience and Necessity (“CPCN”): On July 1, 2008, MPS and CMP jointly filed with the MPUC for a CPCN related to the MPC project under MPUC Docket No. 2008-256. On January 21, 2009, in deliberations of the MPUC, the Commission voted to dismiss the petition without prejudice.

•

FERC Incentive Rates and Abandoned Plant Treatment: On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project is abandoned as a result of factors beyond the control of MPS and CMP. The incentives are conditioned on the Project being included in ISO-New England’s Regional System Plan as a Market Efficiency Transmission Upgrade (“METU”). Also within the July 18, 2008, filing, MPS and CMP provided a Project cost estimate of $625 million, with MPS’s investment up to 30% of this amount, or $184 million. These were preliminary estimates of both the total project cost and MPS’s investment; actual cost and investment is dependent on many factors and could be materially higher or lower. Although FERC granted MPS the right to recover abandoned plant, an additional filing with FERC is required. This additional filing could be challenged, and may or may not result in recovery of all abandoned plant costs. MPS has currently deferred $757,000 of costs associated with the MPC project.

•

ISO-NE Membership: MPS has submitted notice to ISO-NE that, subject to certain conditions, it will seek to become a member of ISO-NE. Among the conditions is the requirement that the cost of the transmission project be included in the ISO-NE regional transmission rates. Approval of the Project as an METU by ISO-NE appears unlikely, and, therefore, MPS joining ISO-NE under the conditions of the notice are also unlikely. Further, even if the Project is determined to be an METU, it is possible that the conditions necessary for membership will not be met, which could impact our ability to develop this line.

As reported in previous filings and based on the recent developments described above, the Company is revisiting the physical scope of the MPC Project and alternative means of developments. The Project and any of its alternatives are dependent on, among other factors, (i) the development of additional generation and the needs of generators in our service territory, and (ii) either of the following occurs – (a) MPS joins ISO-NE and ISO-NE socializes the line or (b) one or more generators agree to pay for the line. The inability to obtain regional socialization or agreements with generators, each on terms acceptable to MPS, is likely to have an impact on whether MPS and CMP construct the line, whether as originally proposed or in any alternative form. Other factors, such as cost and availability of materials, labor and subcontractors may increase the cost of the project or delay its completion.

Financing Risk for New Transmission Facilities

Assuming new transmission facilities are approved for construction, the Company will be seeking financing for the new transmission facilities referenced above. There can be no assurance that the Company will be able to raise the significant amount of capital to construct new transmission facilities given, among other factors, (a) the uncertainty of financial markets, which is currently greater than normal, and (b) the fact that the amount to be financed is greater than the total assets of the Company (i.e., without any reduction for liabilities), which, as of December 31, 2008, are $135 million. Further, as described above, the final design, length and cost of the line would vary significantly depending on which option, if any, is ultimately developed. Other financing risks, including the type and cost of financing, are also risks in the development of this line.

Risk from Joint Development Agreement

The Joint Development Agreement which MPS entered into with CMP on October 2, 2008 in connection with the MPC project, sets forth numerous conditions for continued MPS participation in the Project. Failure to meet such conditions in a timely fashion can result in various consequences, including a reduction in, or elimination of the interest which MPS may acquire in the Project. Reference is made to such Agreement, which was an exhibit to the MAM 8-K filed on October 8, 2008, for details of such conditions and consequences.

Contract Risks at MAM USG

There are risks when MAM USG secures contracts. Such risks include inaccuracy of cost estimates on fixed rate projects, change order approval risks and professional liability for engineering services. Factors mitigating these risks include Management’s experience with estimating utility engineering and construction costs, as well as professional liability insurance coverage.

Attraction and Retention of Qualified Employees

MPS and MAM USG heavily depend on the attraction and retention of qualified employees, including engineers and electricians. MAM maintains competitive wage and benefits packages for its employees, as well as certain third-party contractor arrangements to mitigate this risk. The inability to access enough qualified employees could result in deterioration of MPS’s service quality and MAM USG’s ability to compete in the marketplace.

Economy of the Region and General Economic Conditions

MPS operates in a territory restricted to Aroostook County and northern Penobscot County, Maine. Our business follows the economy of the region we serve. During 2007 and 2008, MPS experienced an increase in the number of disconnection notices to customers and payment arrangements for overdue bills. We also saw slower collections and an increase in uncollectible accounts during 2008. MPS has adjusted its reserve for uncollectible accounts based on the current indicators, and we will continue to closely monitor collection rates. However, with the final collection or write-off of the remaining TMGNE receivables during 2008, and the greater certainty of collection of MAM USG receivables, the reserve as a percentage of all accounts receivable is lower at December 31, 2008 than December 31, 2007.

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

MAM USG operates in competitive markets and does not have an exclusive franchise. Competition for contracts comes from local and regional electrical engineering firms, and utility construction contractors.

Holding Company Structure

MAM is a holding company whose main assets are its investments in its subsidiaries, particularly MPS. The Company’s ability to pay dividends on common stock and satisfy required principal and interest payments on outstanding debt obligations depends on dividends from subsidiaries. There are regulatory restrictions on the amount of dividends MPS is allowed to pay MAM, particularly a provision limiting these dividends to 100% of the two-year rolling average of MPS’s net income. However, this limitation does not apply to the stranded cost free cash flows.

Interest Rate and Debt Covenant Risk

MAM and MPS have financial and other covenants on their financing arrangements. In the event of a default, the lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements. The Company was in compliance with all debt covenants as of December 31, 2008.

MAM and MPS have interest rate risk due to variable interest rates on financing arrangements. The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with a derivative interest rate swap transaction on September 9, 2003.

Pension Plan Investments

The MPS Pension Plan holds equity and fixed income investments. Changes in the stock market and accounting standards can materially impact MPS’s obligations under this plan, including the Plan’s impact on expense and cash flows. During 2008, the value of MPS’s pension plan assets decreased from approximately $17.3 million to $11.7 million. As a result, the estimated cash contributions have increased from $122,000 for 2008 to $941,000 for 2009. The Company has partly mitigated its risk through the freeze of future salary and service accruals under the Company’s Pension Plan, which went into effect on December 31, 2006.

Information Technology

Problems with computers and technology could result in billing errors or unintentional release of confidential consumer information. MAM goes to significant lengths to test its systems and protect against such events; however, the Company cannot warrant that such risks do not exist.

Environmental Risks

MAM, and particularly MPS, bear environmental risks associated with the former ownership of nuclear, diesel and oil-fired generation, as well as the ownership of transformers containing PCB. Further, MPS has potential risks concerning claims related to electro-magnetic fields. While the Company takes significant steps to ensure prudent environmental practices, it cannot assure that risks do not exist from past or future environmental practices. Additionally, while the Company does not believe electro-magnetic fields represent a current danger because it does not own bulk transmission, it cannot warrant that claims could not be filed. If the MPC Project is built, the Company will become a part owner of a bulk transmission line.

Aging Infrastructure and Reliability

MPS has risks associated with aging infrastructure assets that may, in some instances, be beyond the useful life of the asset. The failure of such assets could result in the loss of power, which could result in harm to property or person, increased expenses and/or a reduction in revenue. MPS works diligently through on-site inspection and testing programs to ensure the integrity of its infrastructure, but cannot warrant that outages will not occur due to the age of some infrastructure. MPS does maintain substantial back-up equipment and the capability to repair or rebuild such assets in a timely manner, including the maintenance of mobile transformers. MPS also increased its capital expenditures in 2007 and 2008 and its budgeted capital investments in 2009 to address this risk.

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

This risk also applies to certain third-party generation and other electrical facilities. As a transmission and distribution company, MPS is allowed to charge ratepayers for only the use of its lines and other T&D facilities. MPS bases this rate largely on energy consumption. An SOS or CES supplies the energy. The energy supplier facilities are subject to the same sort of risks as MPS facilities, including extreme weather conditions, breakdowns, acts of terrorism and other occurrences that could impact the availability of supply, and, in turn, MPS’s revenue.

Alternative Generation Options

MPS faces technology and product substitution risks associated with the evolution of distributed generation, non-utility generation, and other alternative fuel forms. The primary risk in this area is non-utility generation, with which the utility has successfully competed to date. However, as electric commodity prices increase, the viability of alternative fuel from non-utility generation may become more practical. Such projects could result in reduced usage of MPS’s delivery system.

Professional Liability

MAM, through its former engineering services firm TMG and its subsidiaries, remains subject to risks associated with engineering design errors and/or omissions. The sales of TMGC assets and the closure of TMGNE operations eliminated exposure on future projects, but MAM could still be liable for errors and omissions on past projects for several years. The Company carries insurance to mitigate these risks. As noted above, MAM USG provides construction, engineering and design services in connection with electric generation infrastructure projects, and, therefore, is subject to similar risks.

Item 2.	Properties

As of December 31, 2008, MPS owned approximately 380 circuit miles of transmission lines and approximately 1,791 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over a ten-year period. In 2009, MPS began its ninth year of this ten-year program. The cost of testing the transformers is expensed as incurred;

replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the ten-year program is estimated to be $3.2 million and, as of December 31, 2008, $2.6 million has been spent to remediate approximately 72% of the transformers in this effort.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation,” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS recognized an asset retirement obligation associated of $611,000 with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Item 3.	Legal Proceedings

MPUC Dismisses Petition for Certificate of Public Convenience and Necessity for Maine Power Connection Project

On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity under MPUC Docket No. 2008-256 related to the MPC transmission line project. On February 5, 2009, the Commission issued an Order dismissing the petition without prejudice. MPS and CMP intend to continue to pursue development of a transmission line to enable development of wind generation projects and potentially to connect northern Maine to the New England power grid.

FERC Conditionally Grants Incentive Rate Treatment on MPC Transmission Line Project

In their filing on July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC Project. For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission. Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project. MPS has currently deferred approximately $757,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Miscellaneous Assets.”

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project is abandoned as a result of factors beyond the control of MPS and CMP. The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as an METU.

Request for Confirmation of Interpretation of Cost Allocation Manual

Under MPUC Docket 2009-60, MPS has requested confirmation of its interpretation of its Cost Allocation Manual. The Manual provides the process for identifying common costs of the holding company, costs that are not directly associated with the operations of its subsidiaries and for which a cost-causative indirect basis of allocation exists. These costs consist primarily of Board of Directors’ fees, SEC reporting costs, investor relations, and corporate audit and tax fees. The current formula for allocation excludes stranded costs and income taxes from the calculation of allocation rates, on the basis that these are not direct expenses that drive common costs. On that same basis, MPS has proposed to exclude MAM USG subcontractor and materials expenses from the common cost allocation. This change would not impact the net income of the corporation, but would impact segment reporting. For 2008, net income for MPS would have been approximately $281,000 lower, with a corresponding increase in the net income for MAM USG. This Docket remains open, and the Company cannot predict the ultimate outcome of this request.

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

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization. MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project. In February 2008, the Company has requested to become a member of ISO-NE subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff. MPS has been an active participant in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate. The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission. The Commission will continue to participate actively within the ISO-NE stakeholder process to achieve necessary reforms. The three Commissioners of the MPUC are committed to implementing a workable alternative to the current regional system. The Company cannot predict the outcome of this Docket and reform initiative.

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

Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the NYSE Alternext US under the symbol “MAM”. As of March 1, 2009, there were 564 holders of record of the Company’s common stock, with 1,679,599 shares outstanding. As of December 31, 2007, the number of outstanding shares was 1,677,664.

Dividend data and market price related to the common stock are tabulated as follows for 2008 and 2007:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2008
First Quarter	$39.25	$23.00	$—	$—
Second Quarter	$47.40	$27.20	—	—
Third Quarter	$49.20	$31.00	—	—
Fourth Quarter	$42.49	$22.20	—	0.05

Total Dividends			$—	$0.05

2007
First Quarter	$19.25	$15.20	$—	$—
Second Quarter	$29.20	$18.70	—	—
Third Quarter	$32.00	$22.03	—	—
Fourth Quarter	$39.99	$27.08	—	—

Total Dividends			$—	$—

Dividends are subject to quarterly declaration by the Board of Directors, which establishes the amount of each quarterly Common Stock dividend and fixes the record and payment dates. A $0.05 per share fourth quarter dividend was announced in December 2008, payable January 15, 2009, signifying a return of the dividend payment which was suspended in 2005 after 78 consecutive quarters. Consistent with the dividend policy stated in MAM’s 2007 Form 10-K, the Company resumed its dividend to common shareholders. Future dividends will be considered for declaration to Common shareholders when adequate cash flows are available and when fiscally prudent after careful consideration of all cash priorities. Although any dividend payments are subject to declaration by our Board and could be discontinued at any time, we expect a quarterly dividend payment of at least the present amount to continue for the foreseeable future.

There are regulatory restrictions on the amount of dividends MPS is allowed to pay MAM, particularly a provision limiting these dividends to 100% of the two-year rolling average of MPS’s net income. However, this limitation does not apply to the stranded cost free cash flows.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,932	$30.28	95,590
Equity compensation plan not approved by security holders	—	n/a	—

Total	3,932		95,590

The Company maintains two active equity compensation plans. A new stock compensation plan, the 2008 Stock Plan, was approved at the May 13, 2008, Annual Stockholders Meeting. This plan allows for the Performance and Compensation Committee of the MAM Board of Directors to grant up to 85,000 shares of MAM stock to employees. No more than 10,000 shares may be granted to any one employee during a five-year period, and the Performance and Compensation Committee may condition the grant or vesting of the stock awards on attainment of performance goals or the passage of time. No shares have been granted under this plan.

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 9,410 shares have been issued, with 10,590 remaining available for issuance.

In addition to the Stock Plan for Outside Directors, the directors’ fees can be paid in any combination of three forms. Directors can choose to receive their fees in cash or defer all or a portion of the fees in two deferral programs. The first provides a return equal to the 5-year Treasury Note rate. The second deferral program is tied to the performance of the Company’s stock. Under this program, the deferred directors’ fees for the quarter are converted to a number of shares of stock for tracking purposes, and the value of the previous deferrals is adjusted to reflect the stock price as of the end of the quarter. Under this program, the equivalent of 35,114 shares was held by directors as of December 31, 2008. The unfunded obligation for these deferred fees of $1.4 million is reported in the Consolidated Balance Sheets within the line “Miscellaneous Liabilities.”

Also, effective March 14, 2008, the 2002 Stock Option Plan was terminated by the Board of Directors. This plan originally included 150,000 shares available for issuance. As of December 31, 2008, there are 3,932 options remaining outstanding. These options will remain outstanding for their respective ten-year terms, with 1,966 expiring on May 31, 2012, and the remaining 1,966 expiring on May 31, 2013. See Note 10, “Stock Compensation Plan,” in Item 8 for more information on these stock options.

Sale of Unregistered Securities

None.

Company Purchases of Equity Securities

There were no stock repurchases by the Company during 2008 or 2007.

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

Factors that could cause actual results to differ materially from our projections include, among other matters, legislation and regulation, construction of new transmission facilities, financing risk for new transmission facilities, risk from joint development agreement, contract risks at MAM USG, attraction and retention of qualified employees, economy of the region and general economic conditions, competitive conditions, holding company structure, interest rate and debt covenant risk, pension plan investments, information technology, environmental risks, aging infrastructure and reliability, weather, vandalism, terrorism and other illegal acts, alternative generation options, and professional liability. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Annual Performance Summary

Net Income and Earnings per Share

(Dollars in Thousands Except per Share Amounts)	2008	2007
Income (Loss) from Continuing Operations
Regulated Electric Utility	$4,909	$3,732
Unregulated Utility Services	(487)	(29)
Other*	(787)	(1,078)

Income from Continuing Operations	3,635	2,625

Income (Loss) from Discontinued Operations
Unregulated Engineering Services	977	(746)
Unregulated Software Technology	—	(247)

Income (Loss) from Discontinued Operations	977	(993)

Net Income	$4,612	$1,632

Basic Income Per Share	$2.75	$0.98

*	The “Other” line in Continuing Operations includes activities of the holding company (including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility) and inter-company eliminations. “Other” in Discontinued Operations is inter-company eliminations.

MAM’s consolidated net income increased $3.0 million from $1.6 million in 2007 to $4.6 million 2008. These improved results translated to more than 2.8 times the earnings per share, an increase of $1.77 per share. Although the increase in net income includes a one-time Gain on Foreign Exchange from Liquidation of $997,000, the increase also includes over $1.0 million in overall improved earnings performance from continuing operations.

The improved financial performance was recognized by the market through the continued solid pricing of our stock. As illustrated in the chart below, the average daily closing price of our stock increased by 41% over

2007, and by 128% compared with 2006. According to Edison Electric Institute (“EEI”), MAM had a total shareholder return of 15.9% in 2008, the second highest among the 59 EEI Index companies, in a year when only five of the 59 companies had a positive return.

In spite of this success, 2008 was not without its share of financial challenges. While our overall financial performance trended upward in almost all categories, there were negative trends that caused some concern in specific areas:

•

MPS electric sales were down modestly (-1.3%) in the residential category when compared to the prior year and were down sharply (-14.1%) for the large commercial segment compared to 2007. These trends appear to be a product of the overall poor economy which encouraged people to focus more on the cost of energy as well as the overall costs of being in business. While we do not expect this trend to continue for residential users, because conservation has its limits, we do expect continuing challenges for our commercial customers in the wood and lumber industry unless the market for those products improves.

•

Accounts receivable at MPS have been affected by the continuing increase in the price of the energy and are up $603,000 or 7.7% over the prior year. While MPS is not in the generation business, the combination of the price of energy with transmission and distribution costs causes customers in a depressed economy to pay slower, negotiate additional payment arrangements, and incur slightly higher bad debts. Dollars under payment arrangements, which usually do not involve any form of discount, are up by 19.5%. In response, we have increased our reserve for bad debts from 5% at the end of 2007 to 6% at the end of 2008. While these are not positive trends, we have not experienced as large a slide in these metrics as other investor-owned utilities in our region.

•

2008 was the first full year of operation for our unregulated affiliate, MAM USG. While MAM USG contributed $8.4 million of revenue, the segment incurred an overall loss. See more detailed discussion of MAM USG below as part of Unregulated Utility Services.

Overview of Company Strategy

We are pleased with our progress during 2007 and 2008. However, we realize it is of critical importance that we continue to operate efficiently and to pursue investments to further solidify the Company and the future interests of our shareholders. Our basic strategy has remained unchanged from last year:

1.	Efficiently manage and maximize our existing regulated utility operations, and

2.	Utilize our utility-related core competencies to pursue other unregulated opportunities.

Utility Operations

Our strategy for our existing franchise as a regulated electric transmission and distribution utility has not changed. We have been serving customers in our territory for over a century. What was true during that span and remains true today is our objective to provide our customers with safe, reliable and competitively-priced electricity service while targeting a fair regulated return on investment for our shareholders. While we are challenged by our low customer density, slow economic growth, and rugged geography, we are proud to be able to provide rates that are competitive with other larger utilities.

In order to continue providing these services for another one hundred years and beyond, we must continue to efficiently manage and properly invest in our utility asset infrastructure. During 2007, 2008 and over the next few years, MPS has made and will continue to make substantial investments in our core electrical system. Capital expenditures for 2008 were approximately $6.8 million. For 2009-2012, capital expenditures will be approximately $7 million, with each year’s capital budget being reviewed and approved by our Board. These capital expenditures are relatively large compared to past years as a result of matching our strong cash flows during the next three years from our regulatory asset stranded costs collections with our capital improvement needs. The investments in these assets will help provide regulated returns to our shareholders during their useful life, assuming favorable regulatory treatment.

What has changed tactically in our utility operation strategy is our pursuit of transmission alternatives. Our interest in transmission construction alternatives originated from interconnection requests filed by potential generation developers within and adjacent to our service territory. As noted in Item 1A. above, MPS continues to pursue development of a transmission line, which, among other things, would support development of renewable generation.

During the past year, we disclosed in SEC filings the Company’s efforts to obtain approval for the proposed MPC Project (described under Item 1A. above ). Pursuant to a joint development agreement with CMP, the Company sought MPUC approval and filed a request with ISO-NE for allowance of the cost of the MPC Project to be regionalized in ISO-NE transmission rates as a market efficiency transmission upgrade in order to permit the delivery of renewable power to the New England market.

As is typical for a large and complicated series of regulatory proceedings, we have experienced our share of ups and downs during the last year. On the positive side were several items that supported our filing, including:

•

FERC supported our proposal and granted regulated incentive rate treatment which would have provided for a 13.14% rate of return on equity for the proposed transmission investment, contingent on other approvals;

•	FERC approved our recovery of prudently incurred costs to pursue this transmission development if the line is not built for reasons beyond our control, thereby reducing investment risks;

•	Regional support for reducing New England’s carbon footprint and dependence on foreign oil as it strives to meet the Regional Greenhouse Gas Initiative goals;

•	Political support from the State of Maine to provide transmission development for renewable energy, particularly wind;

•	Support of local and state economic development agencies;

•	Encouragement from energy developers to provide a line to deliver their product to the New England marketplace where supply is needed; and

•	National support, in general, for investments in infrastructure, smart grid technologies, and renewable energy solutions, including the transmission infrastructure necessary to support them.

Parties opposing the Project cited a number of concerns, including:

•	Whether the cost of the project is likely to outweigh its projected regional benefit;

•	Whether our service territory, and the State of Maine ratepayers in general, should absorb the rate increases stemming from the project;

•	Whether the generation developers should be responsible for some or all of the cost of providing transmission service to their projects;

•

Whether MPS should pursue a project that effectively required it to join ISO-NE at a time when the MPUC, in Docket No. 2008-156, is investigating whether to order the withdrawal of Maine’s utilities from ISO-NE;

•

Whether the project is reasonable in light of the preliminary findings of complex electrical studies showing that under certain extreme contingencies, the project would have adverse impacts on the New England grid, since solving these problems would increase the estimated project costs;

•	Whether other competing projects, both generation developments as well as transmission solutions, would better serve customers;

•	The overall situation in the national economy, which makes it more challenging for developers to pursue projects; and

•

Risks associated with wind generation development and whether proposed wind generation projects were at a satisfactory stage in development supporting the current proposed project as described in the regulatory findings.

As we reported in Form 8-K filings during January 2009, our request for MPC Project regulatory approval in the State of Maine has been dismissed by the MPUC. However, as the MPUC’s Order dismissing the case included statements encouraging the project sponsors to continue to pursue transmission options that would facilitate the delivery of renewable energy from northern Maine, and address the lack of liquidity in the northern Maine market.

To that end, the MPC team is pursuing a number of related alternatives including:

•	Revising the physical scope of the Project to make it a smaller project (a 300-MW, shorter project), or a larger project (extending the project to Canada);

•	Pursuing alternatives to the market efficiency transmission upgrade model, possibly including a participant-funded approach;

•	Identifying an approach that avoids having MPS join ISO-NE; and/or

•	Pursuing federal economic stimulus funds aimed at right-sizing transmission infrastructure to accommodate the development of renewable generation.

We continue to believe that a northern Maine interconnection such as the MPC Project would generate substantial benefits to our service territory, the State of Maine ratepayers and municipalities, and the New England region, and would also be consistent with national energy policy make logical and economic sense. While it would be impossible for us to predict an outcome at this point, we think it is in the best interests of our customers and shareholders to continue our quest to connect the MPS territory to the rest of Maine and New

England. Future efforts may involve a project which is different, at least in part. As previously reported and as discussed above under Item 1A, recent developments have caused MPS to reevaluate the scope of the project and to also consider alternative means of constructing a transmission line to allow MPS to interconnect its system with the New England Grid and to support renewable energy projects in its service territory.

Unregulated Services

A key portion of our strategy is to provide complementary services to our regulated utility operations by utilizing our core competencies. MAM, as the holding company, formed an unregulated subsidiary in September 2007 to pursue these initiatives. This subsidiary, MAM Utility Services Group, is providing electrical contracting, engineering, planning, procurement, and project management services to developers, generators, and others in the private and public sectors.

MAM USG enjoyed successes during its first full year in business by winning bids to perform the electrical contracting work for two large wind projects as well as several other smaller commercial and industrial projects. Increasing our revenue for this segment was achieved. Total revenue for this segment was $8.4 million for 2008. However, we did incur significant expense which resulted in a loss for that segment of approximately $487,000. Obviously, we are disappointed any time we incur a loss and we have taken steps in several areas to help rectify this situation. Most notably, we have created templates and processes to more carefully track costs, we have hired a new General Manager, we have installed an incentive-based pay program within this segment, and we have also asked the MPUC for relief from corporate holding company cost allocations which we believe unfairly burden this subsidiary.

We continue to believe that a growth component of our strategy corresponds well with the stable annuity provided by the regulated utility, and offers potential upside to our shareholders.

Discontinued Operations

As noted in prior filings, all operations of TMG, TMGC, MTI, and Mecel, were discontinued near the end of 2006. During the first half of 2007, substantially all of the assets of these entities were sold and liabilities settled. In 2008, few transactions flowed through discontinued operations and we do not expect any material transactions during 2009.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. Under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the currency translation adjustment accumulated in Other Comprehensive Income (“OCI”) within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. Simply stated, this amount resulted from purchasing assets in Canada when the U.S. dollar was worth significantly more than the Canadian dollar. As the Canadian dollar strengthened, when the final dissolution occurred in the fourth quarter of 2008, those Canadian investments were worth more and a gain was realized. With the dissolution completed in the fourth quarter, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

Dividend Policy

As described in our 2007 Annual report, we anticipated solid cash flow in 2008, an increase in consolidated earnings for 2008, and the related paydown of total debt. We have achieved these goals which put the Company in a position to reinstitute a common dividend. A $0.05 per share fourth quarter dividend was announced in December 2008, signifying a return of a dividend payment which was suspended in 2005 after 78 consecutive quarters.

As was stated in the 2007 10-K, dividends are subject to quarterly declaration by the Board, which establishes the amount of each quarterly Common Stock dividend and fixes the record and payment dates. A dividend would be considered for declaration to Common shareholders when adequate cash flows are available and when fiscally prudent after careful consideration of all cash priorities. Although dividend payments are subject to discontinuance by our Board at any time, we expect a quarterly dividend payment of at least the present amount to continue for the foreseeable future.

Cash Flows

Cash Flows Provided by Operating Activities reflect the consolidated operations of MAM as the holding company, which is comprised of MPS, the regulated electric transmission and distribution utility, as well as MAM USG, which offers electrical contracting, engineering, planning, procurement, and project management services to developers, generators, and others in the private and public sectors.

Cash flows from operations at MPS will remain higher than our net income would indicate, due to the collection of previously deferred regulatory costs being collected primarily through 2012. The reason these collections do not affect our net income is that there is a regulatory mandated increase in the amortization of our regulatory stranded cost asset on our balance sheet. These cash flows, which we call “stranded cost free cash flows,” will be collected through 2016, with the majority collected during the period from January 1, 2007 through December 31, 2012. An estimated table of these net cash flows after payment of deferred taxes is listed below through 2012 (in thousands of dollars).

2008	2009	2010	2011	2012
$5,433	$5,941	$6,179	$6,683	$1,645

After the majority of our stranded cost free cash flows are collected through 2012, we will be mandated to file rate proceedings with the MPUC to determine any necessary rate adjustments. Depending on items such as our capital expenditures being included as income-earning regulated assets, costs of providing our regulated services, and competitiveness of rates at the time, there may be rate changes for our customers.

Cash flows provided by MAM USG will depend on our ability to win construction bids, and manage our costs on projects. While we are developing a sales pipeline of projects, we cannot predict how successful our bids to win this work will be. We do not have a significant backlog of projects which we have already won.

Other than cash for funding normal operations, the utility capital plan, and payment of dividends as mentioned above, the only other significant impact on cash flows anticipated for 2009 is contributions to our defined benefit pension plan. MAM has reduced our overall market risk as we have frozen participation as of January 1, 2006, and frozen any future salary and service cost accruals for participants as of December 31, 2006. Similar to many other plans, future contributions under our plan may be more or less depending on market conditions. As of December 31, 2008, approximately $122,000 had been contributed to the pension plan for plan year 2008. During 2009, we anticipate contributing an additional $341,000 for plan year 2008, as well as $600,000 for plan year 2009.

Consolidated Capital and Construction Program

Cash expenditures for capital improvements, additions, replacements and equipment for the years ended December 31, 2008, 2007, 2006, and 2005, along with estimated expenditures for 2009 are as follows (in thousands of dollars):

	2009	2008	2007	2006	2005
	(Unaudited Estimates)
Maine Public Service	$7,158	$6,709	$6,178	$3,502	$4,822
MAM Utility Services Group	—	63	—	—	—
The Maricor Group	—	—	—	49	238
Maricor Technologies, Inc.	—	—	—	244	446
Other Subsidiaries	—	—	—	30	23

Total	$7,158	$6,772	$6,178	$3,825	$5,529

The significant increase in MPS’s projected capital expenditures that began in 2007 and continued through 2008 and into 2009 is due to the necessary improvements identified by the distribution and transmission inspection programs, which have been and will continue to be partly funded by the stranded cost free cash flows. MPS anticipates that its system will require such higher levels of capital expenditures for the next several years.

Detailed Analysis of Changes in Financial Condition by Operating Segment

Regulated Utility Operations

The following discussion includes the operations of MPS and Me&NB:

	2008	2007
Net Income—Regulated Electric Utility (in thousands)	$4,909	$3,732
Earnings Per Share from Regulated Electric Utilities	$2.93	$2.24

Regulated Utility Operations provided $0.69 or 30.8% more per share in 2008 than 2007 on lower operating and interest expense. These expense reductions more than compensated for the decrease in revenue for the segment, down approximately $400,000, due to reductions in volume.

Regulated Utility Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2008 and 2007 are as follows (in thousands of dollars):

	2008		2007
	Dollars	MWH	Dollars	MWH
Residential	$15,168	177,574	$15,318	179,865
Large Commercial	4,739	146,416	5,110	170,376
Medium Commercial	5,670	103,497	5,789	107,577
Small Commercial	7,297	92,699	7,397	93,846
Other Retail	917	3,391	919	3,392

Total Regulated Retail	33,791	523,577	34,533	555,056

Other Regulated Operating Revenue	3,260		2,918

Total Regulated Revenue	$37,051		$37,451

Residential customer sales were 2,291 MWH or 1.3% below 2007, the primary driver of the $150,000 decrease in residential operating revenue. Small commercial volume decreased a similar amount, down 1,147 MWH or 1.2%. These reductions in volume appear to be due to conservation efforts.

Medium and large commercial customer sales are down more, reflecting the cutbacks in operations of some of our larger customers. Medium commercial volume decreased 4,080 MWH or 3.8%, while large commercial volume is down 23,960 MWH or 14.1%. These decreases combined reduced revenue approximately $490,000. These reductions in volume are the continuation of the trend that began in 2007.

MPS revenue dollars were partly protected from these decreases in volume. In the Company’s most recent stranded cost rate case, 2006-506, MPS agreed to reconcile the projected sales volume on which the stranded cost rates were based to the actual sales volume. With volume down significantly, MPS recognized revenue and established a regulatory asset to reflect the stranded cost revenue allowed in rates. The estimated adjustment for 2008 was $754,000.

Other retail revenue consists of area and street lighting. This revenue is stable, with constant volume and a $2,000 decrease in sales dollars.

Other regulatory operating revenue is up approximately $342,000. Transmission wheeling revenue was up approximately $431,000. Similar to the increase in 2007 over 2006, this additional revenue will be a reduction of the transmission revenue requirement in the next OATT. Miscellaneous service revenue is down approximately $135,000. MPS performed a market study of its rates for these services during 2008, and reduced its rates to be more competitive. Smaller changes in other electric and unbilled revenue account for the remaining change.

Regulated Utility Expenses

For the years ended December 31, 2008 and 2007, regulated operation and maintenance are as follows (in thousands of dollars):

	2008	2007
Regulated Operation and Maintenance
Labor	$5,098	$5,060
Benefits	1,705	1,968
Outside Services	1,307	1,199
Holding Company Management Costs	1,149	1,901
Insurance	490	548
Regulatory and Licensing	1,105	1,160
Transportation	707	855
Maintenance	572	566
Other	1,458	1,541

Total Regulated Operation and Maintenance	$13,591	$14,798

Regulatory utility expenses are down approximately $1.2 million or 8.2% year over year. The largest categories of decreases included:

•	Benefits decreased $263,000, due to lower pension expense and MPS labor used by the MPC project and MAM USG;

•	Holding company management costs are down $752,000, due to a combination of a smaller pool of management costs and more costs allocated to MAM USG;

•	Insurance expenses are general liability, property and other insurance premiums not related to employee benefits. These insurance premiums decreased approximately $58,000 from 2007 to 2008;

•	Regulatory and licensing fees decreased $55,000, primarily due to lower conservation assessments with the elimination of large commercial customer volume from the calculation of this assessment; and

•	Transportation expenses decreased approximately $148,000, with MAM USG absorbing some of the cost of the MPS fleet (including repairs and registrations).

For the years ended December 31, 2008 and 2007, stranded cost amortization expenses are as follows (in thousands of dollars):

	2008	2007
Stranded Cost Amortization
Maine Yankee	2,351	2,882
Seabrook	1,538	1,538
Deferred Fuel	6,238	5,541
Cancelled Transmission Plant	254	256
Cost Incentive Refund	250	250
Special Discounts	280	280

Total Stranded Cost Amortization	$10,911	$10,747

Excluding cancelled transmission plant, stranded cost amortization for 2007 through 2009 was established in MPUC Docket No. 2006-506. Cancelled transmission plant amortization and recovery was agreed in the 2006 OATT settlement, and allowed for recovery of the cancelled transmission plant asset from rate year 2006 through rate year 2008. This asset is fully amortized as of December 31, 2008.

For Seabrook, cancelled transmission plant, the cost incentive refund and special discounts, amortization expense is recovery of cash expenditures made in the past. The Maine Yankee amortization represents the cash payments to Maine Yankee as the decommissioning process continues to wrap up. The deferred fuel amortization is a “levelizing” mechanism, and the timing of amortization and recovery of previous cash outlays for deferred fuel was negotiated in the stranded cost rate case to keep the revenue requirement constant for the rate effective period.

Unregulated Utility Services

The unregulated utility services segment is composed of the results of MAM USG. MAM USG’s first full year of operation was 2008, with the Company created in September 2007.

	2008	2007
Revenue	$8,371	$123
Direct Expenses	8,157	117

Gross Profit	214	6
Other Expenses	(274)	(28)
Common Corporate Costs and Facilities Charges	(745)	(26)
Income Tax Benefit	318	19

Net Loss—Unregulated Utility Services	$(487)	$(29)

Loss Per Share from Unregulated Utility Services	$(0.29)	$(0.02)

MAM USG secured two large wind development projects during 2008, generating the majority of the segment’s $8.4 million operating revenue, yielding an approximately 2.6% gross margin. Management has taken steps to improve the bidding and cost control processes more effectively going forward. We have also hired a new General Manager, and installed an incentive-based pay program for MAM USG. Finally, we have asked the

MPUC under Docket No. 2009-60 for relief from the corporate holding company cost allocations we believe unfairly burden this subsidiary. While we cannot guarantee improved performance going forward, we are optimistic about the impact the combination of these changes could have on the segment results.

Other Continuing Operations

Other continuing operations includes the activity of MAM, the holding company, such as the unregulated costs of the holding company that cannot be allocated as common costs, and intercompany eliminations.

	2008	2007
Net Loss—Other (in thousands)	$(787)	$(1,078)
Loss Per Share from Other Continuing Operations	$(0.47)	$(0.65)

The expenses in 2008 included an adjustment to the estimated tax provision from the filing of the 2007 income tax return, one-third of the Oracle hosting arrangement expenses, which cannot be charged to MPS, and the remaining costs associated with dissolving TMG.

Unregulated Engineering Services—Discontinued Operations

The following table presents the results of the Unregulated Engineering Services segment, including TMG and its subsidiaries TMGNE and TMGC, classified as Discontinued Operations (in thousands of dollars):

	2008	2007
Loss on Sale	$(1)	$(154)
Gain on Foreign Exchange from Liquidation	997	—
Loss From Operations	(32)	(1,062)
Benefit of Income Taxes	13	470

Net Income (Loss)—Unregulated Engineering Services	$977	$(746)

Earnings (Loss) Per Share from Unregulated Engineering Services	$0.58	$(0.45)

The majority of the activity of TMG ceased with the sale of the assets of TMGC in the second quarter of 2007, and the closure of TMGNE’s Boston office in August 2007. The remaining activity ended with the sale of the Mecel building in May 2008, and the dissolution of TMG and all of its subsidiaries during 2008.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. Under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the currency translation adjustment accumulated in OCI within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. This amount resulted from purchasing assets in Canada when the U.S. dollar was worth significantly more than the Canadian dollar. As the Canadian dollar strengthened, when the final dissolution occurred in the fourth quarter of 2008, those Canadian investments were worth more and a gain was realized. With the dissolution completed in the fourth quarter, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

Unregulated Software Technology—Discontinued Operations

The following table presents the results of the Unregulated Software Technology segment, classified as Discontinued Operations (in thousands of dollars):

2007
Loss From Operations	(411)
Benefit of Income Taxes	164

Net Loss—Unregulated Software Technology	$(247)

Loss Per Share from Unregulated Software Technology	$(0.15)

The MTI activity presented above is the cost of their operations through the sale of assets and closure of their office in April 2007. We anticipate no further impact on earnings from the former unregulated software technology segment.

Taxes Other Than Income

Taxes other than income consist of property and payroll taxes. These expenses remained constant from year to year, at approximately $1.7 million in each 2008 and 2007.

Income Tax Expense (Benefit)

Regulated income tax expenses were approximately $2.1 million for 2008, compared to $2.5 million for 2007. The higher earnings for the segment were partly offset by the reduced effective income tax rate, as a result of an adjustment to the prior year income tax estimates.

The benefit from unregulated income taxes was $49,000 for 2008, compared to $560,000 for 2007. An adjustment to the estimated tax provision from the filing of the 2007 income tax return reduced the income tax benefit at MAM.

During the stranded cost free cash flow period, the deferred income tax liabilities are reversing and realized as current income tax obligations. The remaining net operating loss carryforward from the operations and dissolutions of TMG and MTI was used to offset these cash obligations during 2008.

Interest Charges

Interest expense decreased $641,000, from $2.9 million in 2007 to $2.3 million in 2008. In addition to regular repayments of debt, MPS made its final payment on its FAME note, and MAM repaid in full its Bank of America term note during 2008. Further, interest rates on the variable rate debt issues were lower in 2008 than 2007.

The reduction in interest expense from stranded cost carrying charges decreased from $1.7 million in 2007 to $1.6 million in 2008. As the regulatory assets are recovered during the stranded cost free cash flow period, the stranded cost carrying charges will continue to decrease.

Critical Accounting Policies

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. If the Company were to cease meeting the criteria for application of these accounting rules, the accounting standards for businesses in general would become applicable, and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. At December 31, 2008, $51.6 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

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

Transmission rates are adjusted annually, and were most recently changed on July 1, 2008. The final settlement of 2008 transmission rates is not yet complete, and may result in an adjustment during 2009. Distribution and stranded cost rates did not change during 2008. In 2009, MPS anticipates the annual adjustments to its transmission rates on July 1, 2009, and a rate filing for stranded cost rates to be effective January 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time. No adjustments to distribution rates are currently anticipated to occur in 2009.

MPS records an estimate for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2008 and 2007, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS deferred $744,000 through December 31, 2006. Recovery and amortization of this special discount began in 2007. At December 31, 2008, the remaining regulatory asset of $322,000 is included in the line “Deferred Regulatory Costs” on the Consolidated Balance Sheets.

Revenue Recognition—MAM USG

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

Consistent with industry practice, certain of MAM USG’s customers withhold a portion of the payment of each invoice as retainage until the project is completed to specifications. Similarly, MAM USG withholds a portion of the payments to certain subcontractors. MAM USG had $378,000 of retainage receivable reported within “Accounts Receivable” and $148,000 of retainage payable reported with “Accounts Payable” on the Consolidated Balance Sheets. These amounts are expected to be received and paid within one year, and are therefore classified as current assets and liabilities.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense, or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 12 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2008, and 2007, Management evaluated the deferred tax asset valuation and determined a valuation allowance was needed on the earnings on investments. Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in a deferred tax asset of $384,000. As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.

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

Off-Balance Sheet Arrangements

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases,” the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 13 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2008 and 2007.

Operating Capital and Liquidity

The Company’s cash and cash equivalents increased from $910,000 at December 31, 2007, to $1.8 million at December 31, 2008. Net cash flow provided by operating activities increased, up approximately $2.0 million from 2007 to 2008, primarily due to the $3.0 million increase in net income.

The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. Cash flow provided by operating activities in 2008 was $11.6 million, while the net income for the year was $4.6 million, due to the improved financial performance and the discontinuance of unprofitable operations. Net cash flow used by financing activities totaled $6.9 million for debt retirements. In 2007, an additional $5.1 million of debt was repaid. Investing activities used $3.7 million in 2008. The investments in fixed assets of $6.8 million were offset by the release of the FAME capital reserve fund of $2.5 million. In 2007, $4.5 million of net cash flow was used for investing activities. The Company invested $6.2 million in fixed assets at MPS for its electrical system infrastructure. During 2007, MPS received $250,000 for the partial redemption of Maine Yankee common stock, and MAM received $1.8 million for sales of discontinued operations. Lastly, the remaining obligations for stock contingencies from previous acquisitions were settled in 2007 for a total of $414,000.

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America. These amendments were approved by the MPUC on May 1, 2008, and formalized effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America. As of December 31, 2008, $6.0 million was outstanding on this line of credit, with $4.0 million available.

MAM USG also executed a $500,000 line of credit with Bank of America, effective in early May 2008. This line of credit is guaranteed by MAM, and is used to fund working capital needs. There was no balance outstanding on this line of credit at December 31, 2008, and $500,000 available.

In early 2007, a $4.0 million line of credit was renegotiated to a term note as part of a bank covenant waiver agreement with Bank of America described in more detail below. Originally on October 21, 2005, MAM arranged a three-year $4.0 million revolving line of credit with Bank of America. Of this $4.0 million line, $1.7 million was in the form of a letter of credit (“LOC”) securing a loan from Royal Bank of Canada (“RBC”). The RBC loan was used as a portion of the funds to acquire Cornwallis Court Developments Ltd. and is currently secured by a guarantee from MAM, a guarantee from Mecel Properties, and a collateral mortgage from Mecel Properties. The remaining $2.3 million was amended into a term loan which was secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contained certain financial covenants, measured quarterly, which required MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. MAM repaid this debt in full and the RBC $1.7 million letter of credit was terminated during 2008; no balance remained outstanding at December 31, 2008.

MAM, MAM USG and MPS have met all debt covenants for the year 2008 and expect to be in compliance with all debt covenants for the foreseeable future.

Capital Resources

The Company has the ability to raise capital through the issuance of common and preferred stock. The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of common stock and 500,000 shares of preferred stock. MPS can also issue $6.5 million of first mortgage bonds and $23.3 million of second mortgage bonds without bondable property additions.

Effective May 2, 2008, MAM and MPS reached agreement on amendments to their debt agreements with Bank of America. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS and MAM Bank of America financing. The letter of credit fees are estimated to save $555,000 from 2008 through 2021. The savings related to the interest rate reductions on the lines of credit are dependent on the level of borrowing under those lines.

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

On July 9, 2007, $750,000 was paid down on the TMG $2.2 million term Katahdin Trust Company note with a substantial portion of the sale proceeds from the TMGC Moncton Division. The terms of the remaining $1.5 million note were amended at that time. The repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010. The loan was transferred to MAM with the dissolution of TMG, and contains certain financial covenants, measured quarterly, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2008, and is due in 2021. On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9.0 million, with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make principal and interest payments on the bonds to the MPUFB. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York had separately issued its direct pay LOC for the benefit of the holders of each series of bonds. Both LOC’s were due to expire in June 2006.

Bank of America LOCs are in place to secure the MPUFB bonds. The term of the LOC’s was amended with the other renegotiated debt terms during 2008, and are due to expire on June 30, 2011. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002. For the 2000 Series, MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series. For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods. For both series, MPS has continued to use the weekly interest rate period. Since issuance, the average of these weekly rates was 2.87% and 2.44% for the 1996 Refunding Series and the 2000 Series, respectively. In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank, now Bank of America, for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series. By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

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

•

The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (the initial two year period shall be April 1, 2001 through March 31, 2003.) This limitation does not apply to the stranded cost free cash flows. The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2008, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

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

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2008, MPS is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $3.2 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Maine & Maritimes Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, common shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedules for the years ended December 31, 2008 and 2007, listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index at Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedules referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2008 and 2007.

Vitale, Caturano & Company, P.C.
Boston, MA
March 12, 2009

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands of dollars, except share and per share information)

	Year Ended December 31,
	2008	2007
Operating Revenues
Regulated Revenues	$36,942	$37,397
Unregulated Engineering Revenues	8,371	123

Total Operating Revenues	45,313	37,520
Operating Expenses
Regulated Operation & Maintenance	13,591	14,798
Unregulated Operation & Maintenance—Direct Project Expenses	8,157	117
Unregulated Operation & Maintenance(1)	1,263	1,202
Depreciation	3,073	2,817
Amortization of Stranded Costs	10,911	10,747
Amortization of Intangibles	209	227
Taxes Other Than Income	1,743	1,733
Provision for Income Taxes—Regulated	2,124	2,531
Benefit of Income Taxes—Unregulated(1)	(49)	(560)

Total Operating Expenses	41,022	33,612

Operating Income	4,291	3,908

Other Income (Deductions)
Equity in Income of Associated Companies	148	20
Interest and Dividend Income	7	19
Provision for Income Taxes	(1)	(63)
Other—Net	(122)	(55)

Total Other Income (Deductions)	32	(79)

Income Before Interest Charges	4,323	3,829

Interest Charges
Long-Term Debt and Notes Payable	2,306	2,947
Less Stranded Costs Carrying Charge	(1,618)	(1,743)

Total Interest Charges	688	1,204

Income from Continuing Operations	3,635	2,625

Discontinued Operations (Note 3)
Loss on Sales of Discontinued Operations	(1)	(154)
Gain on Foreign Exchange from Liquidation	997	—
Loss from Operations	(32)	(1,473)
Benefit of Income Taxes	13	634

Income (Loss) from Discontinued Operations	977	(993)

Net Income Available for Common Stockholders	$4,612	$1,632

Average Shares Outstanding	1,678,283	1,669,776
Basic Earnings Per Share of Common Stock From Continuing Operations	$2.17	$1.57
Basic Earnings (Loss) Per Share of Common Stock From Discontinued Operations	0.58	(0.59)

Basic Earnings Per Share of Common Stock From Net Income	$2.75	$0.98

Diluted Earnings Per Share of Common Stock From Continuing Operations	$2.17	$1.57
Diluted Earnings (Loss) Per Share of Common Stock From Discontinued Operations	0.58	(0.59)

Diluted Earnings Per Share of Common Stock From Net Income	$2.75	$0.98

(1)	Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility, and operating expenses of MAM USG.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Assets

(In thousands of dollars)

	December 31,
	2008	2007
ASSETS
Plant:
Electric Plant in Service	$109,330	$104,289
Non-Utility Plant	66	3
Less Accumulated Depreciation	(46,011)	(44,212)

Net Plant in Service	63,385	60,080
Construction Work-in-Progress	3,104	3,035

Total Plant Assets	66,489	63,115
Investments in Associated Companies	989	940

Net Plant and Investments in Associated Companies	67,478	64,055

Current Assets:
Cash and Cash Equivalents	1,846	910
Accounts Receivable (less allowance for uncollectible accounts of $186 in 2008 and $247 in 2007)	9,223	7,921
Accounts Receivable from Associated Companies	—	377
Unbilled Revenue from Utility	1,240	1,170
Inventory	943	819
Prepayments	469	427
Unbilled Contract Revenue	14	—
Current Assets of Discontinued Operations	—	756

Total Current Assets	13,735	12,380

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	3,248	4,774
Recoverable Seabrook Costs	8,339	9,449
Regulatory Assets—Deferred Income Taxes	5,611	5,481
Regulatory Assets—Post-Retirement Medical Benefits	5,985	2,574
Deferred Fuel and Purchased Energy Costs	26,112	30,859
Cancelled Transmission Plant	—	254
Unamortized Premium on Early Retirement of Debt	685	893
Deferred Regulatory Costs	1,570	1,302

Total Regulatory Assets	51,550	55,586

Other Assets:
Unamortized Debt Issuance Costs	169	289
Restricted Investment (at cost, which approximates market)	9	2,466
Miscellaneous Assets	1,577	849

Total Other Assets	1,755	3,604

Total Assets	$134,518	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2008	2007
Capitalization (see accompanying statements):
Shareholders’ Equity	$45,048	$42,941
Long-Term Debt	25,425	27,427

Total Capitalization	70,473	70,368

Current Liabilities:
Long-Term Debt Due Within One Year	1,412	4,163
Notes Payable to Banks	6,000	8,000
Accounts Payable	4,866	4,699
Accounts Payable—Associated Companies	30	234
Accrued Employee Benefits	1,608	1,377
Customer Deposits	102	61
Taxes Accrued	309	116
Interest Accrued	111	201
Dividends Payable	84	—
Unearned Revenue	86	42
Current Liabilities of Discontinued Operations	—	537

Total Current Liabilities	14,608	19,430

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,787	5,699
Carrying Value of Interest Rate Hedge	4,800	2,255
Uncollected Maine Yankee Decommissioning Costs	3,248	4,774
Other Regulatory Liabilities	663	343
Deferred Income Taxes	18,161	21,864
Accrued Postretirement Benefits and Pension Costs	14,135	8,226
Investment Tax Credits	39	59
Miscellaneous Liabilities	2,604	2,607

Total Deferred Credits and Other Liabilities	49,437	45,827

Commitments, Contingencies, and Regulatory Matters (Note 13)
Total Capitalization and Liabilities	$134,518	$135,625

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands of dollars)

	Year Ended December 31,
	2008	2007
Cash Flow From Operating Activities
Net Income	$4,612	$1,632
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	3,073	2,817
Amortization of Intangibles	209	227
Amortization of Seabrook Costs	1,110	1,110
Amortization of Cancelled Transmission Plant	254	254
Bad Debt Expense	124	220
Deferred Income Taxes—Net	(503)	(2,600)
Deferred Investment Tax Credits	(20)	(23)
Change in Deferred Regulatory and Debt Issuance Costs	5,127	4,586
Change in Benefit Obligations	207	(1,036)
Change in Deferred Directors Compensation	298	650
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(1,119)	(1,548)
Other Current Assets	(179)	(327)
Accounts Payable	187	(378)
Other Current Liabilities	189	(13)
Other—Net	(1,403)	993

Adjustments to Operating Cash Flows from Continuing Operations	7,554	4,932

Adjustments Relating to Discontinued Operations—Operating Activities	(548)	2,973
Adjustments Relating to Discontinued Operations—Loss on Sale	1	92

Adjustments to Operating Cash Flows from Discontinued Operations	(547)	3,065

Net Cash Flow Provided By Operating Activities	$11,619	$9,629

Cash Flow From Financing Activities
Retirements of Long-Term Debt	(4,753)	(2,715)
Retirements of Long-Term Debt of Discontinued Operations	—	(3,200)
Additions of Long-Term-Debt	—	4,920
Payments of Capital Lease Obligations	(188)	(122)
Repayments of Short-Term Borrowings	(2,000)	(2,970)
Short-Term Debt Repayments of Discontinued Operations	—	(1,000)

Net Cash Flow Used for Financing Activities	$(6,941)	$(5,087)

Cash Flow From Investing Activities
Stock Redemption from Associated Company	—	250
Cash Paid for Stock Contingencies from Acquisition Agreements	—	(414)
Cash Received from Sale of Discontinued Operations	573	1,821
Change in Restricted Investments	2,457	(9)
Investment in Fixed Assets	(6,772)	(6,178)

Net Cash Flow Used For Investing Activities	$(3,742)	$(4,530)

Increase in Cash and Cash Equivalents	936	12
Cash and Cash Equivalents at Beginning of Period	910	898

Cash and Cash Equivalents at End of Period	$1,846	$910

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,379	$3,281
Income Taxes	$3,339	$153
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors	$42	$26
Fixed Assets Acquired by Capital Lease	$—	$502
Dividends Declared, Not Yet Paid	$84	$—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Shareholders’ Equity

(In thousands of dollars, except share information)

	Number of Shares						Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common	Preferred	Common		Preferred
	Issued and Out-standing (5,000,000 shares authorized)	Issued and Out-standing (500,000 shares authorized)	Par Value * Issued ($7/ Share)	Paid-In Capital	Par Value * Issued ($0.01/ Share)	Paid-In Capital
Balance, December 31, 2006	1,638,379	9,500	$11,469	$1,254	$—	$950	$28,266	$(412)	$41,527

Common Shares Issued	1,207		8	17					25
Conversion of Preferred Shares	38,078	(9,500)	267	683		(950)			—
Stock Contingency from Acquisitions, Net of Tax Benefit of $165				(248)					(248)
Net Income							1,632		1,632
Other Comprehensive (Loss) Income:
Changes in Value of Foreign Exchange Translation Gain, Net of Tax Provision of $258								387	387
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $7								(11)	(11)
Interest Rate Hedge, Net of Tax Benefit of $248								(371)	(371)

Total Other Comprehensive Income									5

Total Comprehensive Income									1,637

Balance, December 31, 2007	1,677,664	—	$11,744	$1,706	$—	$—	$29,898	$(407)	$42,941

Common Shares Issued	1,260		8	34					42
Dividend ($0.05 per share)							(84)		(84)
Net Income							4,612		4,612
Other Comprehensive (Loss) Income:
Recognition of Foreign Exchange Translation Gain								(909)	(909)
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $18								(27)	(27)
Interest Rate Hedge, Net of Tax Benefit of $1,018								(1,527)	(1,527)

Total Other Comprehensive Income									(2,463)

Total Comprehensive Income									2,149

Balance, December 31, 2008	1,678,924	—	$11,752	$1,740	$—	$—	$34,426	$(2,870)	$45,048

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

(In thousands of dollars)

	December 31,
	2008	2007
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021—Variable Interest Rate, Payable Monthly (1.05% as of December 31, 2008)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Rate, Payable Monthly (1.10% as of December 31, 2008)	9,000	9,000
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization Revenue Notes: Due 2008—Variable Interest Rate, Payable Monthly	—	1,120
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Rate, Payable Monthly (2.56% as of December 31, 2008)	3,160	4,120
Terex Financial Services
$89,000 Note and Security Agreement for purchase of Equipment	30	59
Maine & Maritimes Corporation
Bank of America, N.A., $4,000,000 Term Note	—	2,269
Katahdin Trust Company $1,450,000, 3 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly (4.97% as of December 31, 2008)	1,047	1,422

Total Outstanding	26,837	31,590
Less—Amount Due Within One Year	1,412	4,163

Total Long-Term Debt	$25,425	$27,427

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

Total
2009	1,412
2010	1,780
2011	1,045
2012	—
2013	—
Thereafter	22,600

$26,837

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (“MAM” or the “Company”) and the following wholly-owned subsidiaries and affiliates:

Continuing Operations:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”); and

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary, incorporated on September 27, 2007.

Discontinued Operations:

1.	The Maricor Group (“TMG”), its wholly-owned United Status subsidiary The Maricor Group New England, Inc. (“TMGNE”), TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd;

2.	Maricor Technologies, Inc. (“MTI”), a former wholly-owned subsidiary of MAM; and

3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

As described later in this document, TMG and all of its subsidiaries were dissolved in the fourth quarter of 2008. The operations of TMGNE ceased August 31, 2007. Substantially all of the assets of TMGC were sold in June 2007. In September 2007, TMGC purchased the shares of Mecel Properties Ltd from Maricor Properties Ltd, to satisfy MAM’s obligation under the June 2006 Maricor Properties Share Agreement. The Mecel building was sold May 30, 2008.

Substantially all of the assets of MTI were sold on April 13, 2007, and the legal entity of MTI was dissolved on June 28, 2007.

In addition to these wholly-owned subsidiaries, MAM was a 50% owner of Maricor Properties Ltd, (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”). On March 31, 2008, MAM sold its investment in Maricor Properties to Ashford. MAM was also a 50% owner of Maricor Ashford, an inactive joint venture with Ashford Investments, Inc. (“Ashford”). On September 12, 2007, MAM sold its 50% ownership of Maricor Ashford to Ashford.

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries, including MPS and TMG, own all the common stock of their secondary subsidiaries. MAM is listed on the NYSE Alternext US exchange under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Labor Agreements

Approximately 36.2% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On September 22, 2005, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2005, through September 30, 2009. The key provisions of this contract include wage increases of 4.0% for the first year and 3.25% for each year thereafter, increases in contributions to health insurance premiums, deductibles, medical and prescription co-payments to be paid by the employees, and ineligibility for pension and post-retirement benefits for new union employees hired on or after January 1, 2006, and October 1, 2005, respectively. To compensate new employees covered under the collective bargaining agreement for their ineligibility for the pension plan, they receive a 4.0% match under the Company’s 401(k) plan. This agreement was amended October 25, 2006, to reflect the freeze on future salary and service accruals effective December 31, 2006, for current employees in the Company’s Pension Plan. Negotiations for the collective bargaining agreement, to take effect October 1, 2009, will begin in the second or third quarter of 2009. The Company expects to successfully negotiate a new agreement prior to the expiration of the current agreements.

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

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman (“WS”) fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized accordingly. Beginning March 1, 2002, and until the WS contract terminated in December 2006, the excess of the cost over the sales price of WS fuel was deferred. The resulting deferred asset of $26.1 million as of December 31, 2008, is expected to be collected in future rates as approved by the MPUC.

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. If the Company were to cease meeting the criteria for application of these accounting rules, the accounting standards for businesses in general would become applicable, and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. At December 31, 2008, $51.6 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

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

Transmission rates are adjusted annually, and were most recently changed on July 1, 2008. The final settlement of 2008 transmission rates is not yet complete, and may result in an adjustment during 2009. Distribution and stranded cost rates did not change during 2008. In 2009, MPS anticipates the annual adjustments to its transmission rates on July 1, 2009, and a rate filing for stranded cost rates to be effective January 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time. No adjustments to distribution rates are currently anticipated to occur in 2009.

MPS records an estimate for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected in rates as approved by the MPUC. During 2008 and 2007, $280,000 was recognized as stranded costs associated with these two contracts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS deferred $744,000 through December 31, 2006. Recovery and amortization of this special discount began in 2007. The remaining regulatory asset of $322,000 at December 31, 2008, is included in the line “Deferred Regulatory Costs” on the Consolidated Balance Sheets.

Revenue Recognition—MAM USG

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

Consistent with industry practice, certain of MAM USG’s customers withhold a portion of the payment of each invoice as retainage until the project is completed to specifications. Similarly, MAM USG withholds a portion of the payments to certain subcontractors. MAM USG had $378,000 of retainage receivable reported within “Accounts Receivable” and $148,000 of retainage payable reported with “Accounts Payable” on the Consolidated Balance Sheets. These amounts are expected to be received and paid within one year, and are therefore classified as current assets and liabilities.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employer’s Accounting for Pensions,” Statement of Financial Accounting Standards No. 106 (“SFAS 106”), “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” and Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 12 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes. SFAS 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2008, and 2007, Management evaluated the deferred tax asset valuation and determined a valuation allowance was needed on the earnings on investments. Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in a deferred tax asset of $384,000. As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.

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

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. The Company’s adoption of SFAS 143 as of January 1, 2003, did not have a material effect on its financial position or results of operations. SFAS 143 provides that if the requirements of SFAS 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. Based on the cost of removal inherent in MPS’s depreciation rates from the depreciation study in effect, as of December 31, 2008 and 2007, accrued removal obligations totaling approximately $5.2 million and $5.0 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation,” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as referring to “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, as of December 31, 2008 and 2007, MPS recognized a specific asset retirement obligation of $611,000 and $699,000, respectively, associated with the PCB Transformer phase-out program mandated by the State of Maine, by reducing accumulated depreciation and increasing the accrued removal obligation. This adjustment did not impact net income.

Financial Instruments

MPS has certain financial instruments, interest rate caps and swaps, on three variable-rate long-term debt issues that qualify as derivatives. Interest rate caps involve the exchange of cash for a cap on the interest rate MPS can be charged. Interest rate swaps involve the exchange of cash and the exchange of a variable-rate payment for a fixed-rate payment. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, 138 and 149, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. See Note 8, “Fair Value Disclosures—Interest Rate Derivatives” for additional disclosure regarding the treatment of these interest rate instruments.

Foreign Exchange

MAM accounted for the operations of its Canadian subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation.” Income statement activity was translated at the average rate for the period. The balance sheet was translated at the exchange rate as of the end of the period.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. Under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the currency translation adjustment accumulated in Other Comprehensive Income (“OCI”) within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. With the dissolution completed in the fourth quarter, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

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

Depreciation and Amortization

Most of the utility plant depreciation is provided on a composite basis using the straight-line method, while computer equipment and vehicles are depreciated on a single-unit basis. Both types of rates are approved by the

MPUC and the FERC, and were most recently updated with the 2006 distribution and transmission rate cases, with an overall reduction in depreciation rates. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.07% and 2.96% for 2008 and 2007, respectively.

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

The Company maintains deposits with reputable national banks in excess of the $250,000 FDIC insurance limit, but Management believes the risk that access to these deposits could be restricted is remote.

Restricted Investments

At December 31, 2008, the Company had $9,000 of restricted investments, compared to $2.5 million at December 31, 2007. MPS was required to establish a Capital Reserve Fund held by the Trustee of MPS’s 1998 Taxable Electric Stabilization Revenue Notes, which accounted for $2.4 million of the restricted investments. On February 6, 2008, following the final payment on the 1998 Notes, the proceeds of the capital reserve fund were released to MPS. Approximately $72,000 of insurance proceeds on an MPS substation incident was also held by the Trustee of MPS’s first and second mortgage bonds. These funds were released in October 2008.

Stock Option Plan

At December 31, 2008, the Company had a stock-based employee compensation plan, which is described more fully in Note 10, “Stock Compensation Plan.” The Company accounts for this plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Accounting for Stock Based Compensation.”

Stock Plan for Outside Directors

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 9,410 shares have been issued, with 10,590 shares remaining available for issuance.

Preferred Shares

In February 2005, MAM issued 9,500 shares of convertible preferred stock in conjunction with the acquisition of software now owned by MTI. The entity to which these securities were issued was HCI Systems Asset Management, LLC (“HCI”). In February 2007, 3,000 shares of preferred stock were converted into 12,078 shares of common stock. The remaining 6,500 preferred shares were converted into 26,000 shares of common stock in April 2007. Market price protection was given by MTI when it sold its assets to HCI. If the average closing stock price of MAM’s stock had been less than $25 for the ten trading days prior to March 31, 2008, HCI would have been entitled to additional shares of common stock. MAM’s stock remained above this level, and no additional shares were granted.

Earnings per Share

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options. See Note 10, “Stock Compensation Plan” for calculation of basic and diluted earnings per share.

New Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets. This Statement of Position amends Statement of Financial Accounting Standards (“SFAS”) 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits to provide additional guidance on the required disclosures about defined benefit pension plans and other postretirement benefit plans. Specifically, the guidance requires additional disclosure about the fair value measurements similar to those required by SFAS 157, Fair Value Measurements. This FSP is effective for fiscal years ending after December 15, 2009; however, early application is permitted. The additional disclosures are not expected to have a material impact on the Company’s financial statements.

Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active. The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active, and provides examples for determination of fair value in those situations. The FSP was effective October 10, 2008, and for prior periods for which financial statements had not yet been issued. As described in more detail in Note 8, the Company’s interest rate derivatives are within the scope of SFAS 157. However, these derivatives are in an active market, and the Company did not experience a material impact from the adoption of FSP 157-3.

GAAP Hierarchy

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identified a consistent hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles. The Company adopted SFAS 162, and there was no impact on its financial statements.

Derivative Instruments and Hedging Activities

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. This statement enhances the required disclosures about derivatives and hedging activities, including how an entity uses derivative instruments, how the entity accounts for these instruments, and how the derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. Specific enhancements from this new standard include disclosure of:

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

Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement significantly changes the accounting for business combinations, requiring an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Accounting for acquisition costs, non-controlling interests, acquired contingent liabilities, in-process research and development, restructuring costs and deferred tax asset valuation allowances and income tax uncertainties will all change under the new guidance. SFAS 141(R) also implemented new disclosure requirements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The impact of this standard on the Company’s financial statements will be dependent on the dollar amount of future acquisitions.

Noncontrolling Interests in Consolidated Financial Statements

Also on December 4, 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS 160 requires the recognition of a noncontrolling interest (also known as a minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Further, this standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. A gain or loss will be recognized in net income when a subsidiary is deconsolidated, using the fair value of the noncontrolling equity investment on the deconsolidation date. Finally, SFAS 160 expanded the disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We anticipate no material impact to the financial statements from the adoption of this standard.

The Fair Value Option for Financial Assets and Financial Liabilities

The FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” in February 2007. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement was effective for the beginning of MAM’s 2008 fiscal year. The Company did not experience a material impact on its financial statements from the adoption of this standard.

2.    INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAM USG, TMG, Mecel and MTI. The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

The foreign income taxes include only the Canadian income taxes for TMGC, Me&NB and Mecel.

	2008	2007
	(In thousands of dollars)
Current income taxes
Federal	$2,275	$—
State	959	—
Foreign	44	—

Total current income taxes	3,278	—

Deferred income taxes
Federal	$(1,016)	$1,210
State	(179)	213

Total deferred income taxes	(1,195)	1,423

Investment credits, net	(20)	(23)

Total income taxes	$2,063	$1,400

Allocated to:
Operating income
—Regulated	$2,124	$2,531
—Unregulated	(49)	(560)

Subtotal	2,075	1,971
Discontinued Operations	(13)	(634)

Total Operating	2,062	1,337
Other income	1	63

Total	$2,063	$1,400

The effective income tax rates differ from the U.S. statutory rate as follows:

	2008	2007
Statutory Rate	34.0%	34.0%
Gain on Foreign Exchange from Liquidation	(5.1)	0.0
State Income Taxes	5.1	6.9
Book to Accrual Adjustments	(1.6)	1.4
Disallowed Meals	0.1	0.3
Valuation Allowance on Earnings from Investments	0.1	3.0
ITC Amortization	(0.3)	(0.7)
Other	(1.4)	1.3

Effective Rate	30.9%	46.2%

The recognition of the gain on foreign exchange from liquidation reduced the 2008 effective rate approximately 5.1%. TMGC, the subsidiary from which the gain was recognized, was not consolidated in MAM’s U.S. return, and MAM’s investment in that subsidiary was fully deducted for tax purposes with the filing of the 2007 income tax return, therefore resulting in no income tax impact from the recognition of the gain.

The book to accrual adjustments of (1.6)% and 1.4% in 2008 and 2007, respectively, represent tax true-up items associated with revised tax estimates. These items included treatment of capitalized pension and postretirement medical expenses, the net operating loss carryforward, an empowerment zone credit wage add-back, and a true-up of the tax amortization of goodwill.

The valuation allowance on earnings from investments of 0.1% and 3.0% in 2008 and 2007, respectively, relate to MPS’s interest in two joint venture companies, Maine Yankee and MEPCO. MPS’s net income includes the equity in earnings from these two companies, which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income.

The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2008	2007
Temporary Differences at Statutory Rates:
Seabrook	$(613)	$(613)
Liberalized Depreciation	734	49
Deferred Fuel	(1,894)	(1,528)
Deferred Regulatory Expenses	(13)	(28)
Flexible Pricing Revenue	(235)	(193)
Accrued Pension & Post-Retirement Benefits	(991)	81
Reacquired Debt	(83)	(83)
Software Amortization	(60)	40
Cancelled Plant	(101)	(101)
Net Operating Loss Carryforwards of Continuing Operations	1,994	4,964
Discontinued Operations	—	(847)
Other	67	(318)

Total Temporary Differences—Statutory Rates	$(1,195)	$1,423

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2008 or 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. There were no adjustments required to the reported tax benefits at January 1, December 31, 2007 or December 31, 2008, from the adoption of this standard. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. Interest on income taxes, if any, is presented within the provision for or benefit from income taxes. Penalties associated with income taxes, if any, are presented within Other Income (Deductions). As of December 31, 2008 and 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

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

As required by SFAS No. 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets. For the years ended December 31, 2008, and 2007, Management determined a valuation allowance was needed on the earnings on investments. Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in a deferred tax asset of $384,000. As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided. Management assessed the remaining deferred tax assets at December 31, 2008 and 2007, which consisted principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated OCI associated with the interest rate hedge, and determined no valuation allowance is required.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Seabrook	$4,511	$5,124
Property	10,385	9,527
Flexible Pricing Revenue	164	403
Deferred Fuel	10,417	12,311
Pension and Post-Retirement Benefits	(5,458)	(2,173)
Net Operating Loss Carryforwards	—	(2,095)
Other Comprehensive Income	(1,888)	(853)
Deferred Directors’ Compensation	(557)	(388)
Other	587	8

Net Accumulated Deferred Income Tax Liability from Continuing Operations	18,161	21,864

Other Comprehensive Income	$—	$538
Other	—	(11)
Net Accumulated Deferred Income Tax Liability from Discontinued Operations	—	527

Net Accumulated Deferred Income Tax Liability	$18,161	$22,391

3.    DISCONTINUED OPERATIONS

MAM divested substantially all of its unregulated software technology and engineering operations during 2007. As a result, TMG and MTI were reclassified as discontinued operations in these financial statements, in accordance with FAS 144.

The net loss for TMG is composed of the following (in thousands of dollars):

	2008	2007
Loss on Sale	$(1)	$(154)
Gain on Foreign Exchange from Liquidation	997	—
Loss From Operations:
Operating Revenue	26	2,395
Expenses	(58)	(3,457)

Loss from Operations	(32)	(1,062)

Benefit of Income Taxes	13	470

Net Income (Loss)—Unregulated Engineering Services	$977	$(746)

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. Under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the currency translation adjustment accumulated in OCI within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. With the dissolution completed in the fourth quarter, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

TMG was dissolved during 2008, and therefore had no assets or liabilities at December 31, 2008. The TMG balance sheet as of December 31, 2007 is as follows (in thousands of dollars):

2007
Assets:
Cash & Cash Equivalents	$48
Accounts Receivable, Net	15
Other Current Assets	114

Current Assets	177

Fixed Assets, Net of Depreciation	578

Long-Term and Other Assets	578

Total Assets	$755

Shareholder’s Equity and Liabilities:
Shareholder’s (Deficit) Equity	$(4,966)

Accounts Payable and Accrued Employee Benefits	6
Intercompany Accounts Payable	1,402
Other Current Liabilities	531

Current Liabilities	1,939

Intercompany Notes Payable	3,782

Long-Term and Other Liabilities	3,782

Total Shareholder’s Equity and Liabilities	$755

Maricor Technologies

MTI’s operating revenue and net loss for 2007 is as follows (in thousands of dollars):

2007
Loss From Operations:
Operating Revenue	132
Expenses	(543)

Loss From Operations	(411)

Benefit of Income Taxes	164

Net Loss—Unregulated Software Technology	$(247)

MTI was dissolved during 2007, and therefore had no assets or liabilities at December 31, 2008 or 2007.

4.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM Utility Services Group;

•	Unregulated engineering services: The Maricor Group and its subsidiaries and product and service lines, classified as discontinued operations;

•	Unregulated software technology: Maricor Technologies, Inc., classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

The segment information for 2007 has been reclassified to conform to the 2008 presentation, by reporting MAM USG as a separate segment.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.” MAM provides certain administrative support services to MPS and MAM USG, and provided similar services to TMG and its subsidiaries, and MTI. The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations. The cost of corporate services provided to the other unregulated entities remains at the holding company, and is not allocated or charged to the various subsidiaries.

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services. The administrative services are billed to MAM at cost through inter-company transactions. Operations services for which MPS has an established rate for charging third-parties are charged at those established rates.

	Regulated Electric Utility	Twelve Months Ended December 31, 2008 Unregulated			Total
		Utility Services	Engineering Services	Other
	(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$37,051	$8,371	$—	$(109)	$45,313
Operating Expenses
Regulated Operation & Maintenance	13,591	—	—	—	13,591
Unregulated Operation & Maintenance	—	9,158	—	262	9,420
Depreciation	3,062	10	—	1	3,073
Amortization of Stranded Cost	10,911	—	—	—	10,911
Amortization	209	—	—	—	209
Taxes Other than Income	1,741	2	—	—	1,743
Income Taxes	2,124	(318)	—	269	2,075

Total Operating Expenses	31,638	8,852	—	532	41,022

Operating Income (Loss)	5,413	(481)	—	(641)	4,291

Other Income (Deductions)
Equity in Income of Associated Companies	156	—	—	(8)	148
Interest and Dividend Income	24	—	—	(17)	7
Other Deductions	(119)	—	—	(4)	(123)

Total Other Income (Deductions)	61	—	—	(29)	32

Income (Loss) Before Interest Charges	5,474	(481)	—	(670)	4,323
Interest Charges	565	6	—	117	688

Income (Loss) from Continuing Operations	4,909	(487)	—	(787)	3,635
(Loss) Income from Discontinued Operations:
Loss on Sales of Discontinued Operations	—	—	(1)	—	(1)
Gain on Foreign Exchange from Liquidation	—	—	997	—	997
Loss From Operations	—	—	(32)	—	(32)
Benefit of Income Taxes	—	—	13	—	13

Income from Discontinued Operations	—	—	977	—	977

Net Income	$4,909	$(487)	$977	$(787)	$4,612

Total Assets	$132,861	$1,884	$—	$(227)	$134,518

Capital Expenditures	$6,709	$63	$—	$—	$6,772

	Regulated Electric Utility	Twelve Months Ended December 31, 2007 Unregulated				Total
		Utility Services	Engineering Services	Software Technology	Other
	(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$37,451	$123	$—	$—	$(54)	$37,520
Operating Expenses
Regulated Operation & Maintenance	14,798	—	—	—	—	14,798
Unregulated Operation & Maintenance	—	171	—	—	1,148	1,319
Depreciation	2,816	—	—	—	1	2,817
Amortization of Stranded Cost	10,747	—	—	—	—	10,747
Amortization	227	—	—	—	—	227
Taxes Other than Income	1,728	—	—	—	5	1,733
Income Taxes	2,531	(19)	—	—	(541)	1,971

Total Operating Expenses	32,847	152	—	—	613	33,612

Operating Income (Loss)	4,604	(29)	—	—	(667)	3,908

Other Income (Deductions)
Equity in Income of Associated Companies	55	—	—	—	(35)	20
Interest and Dividend Income	60	—	—	—	(41)	19
Other Deductions	(104)	—	—	—	(14)	(118)

Total Other Income (Deductions)	11	—	—	—	(90)	(79)

Income (Loss) Before Interest Charges	4,615	(29)	—	—	(757)	3,829
Interest Charges	883	—	—	—	321	1,204

Income (Loss) from Continuing Operations	3,732	(29)	—	—	(1,078)	2,625
Loss from Discontinued Operations:
Loss on Sale of Discontinued Operations	—	—	(154)	—	—	(154)
Loss From Operations	—	—	(1,062)	(411)	—	(1,473)
Benefit of Income Taxes	—	—	470	164	—	634

Loss from Discontinued Operations	—	—	(746)	(247)	—	(993)

Net Income (Loss)	$3,732	$(29)	$(746)	$(247)	$(1,078)	$1,632

Total Assets	$134,826	$157	$755	$—	$(113)	$135,625

Capital Expenditures	$6,178	$—	$—	$—	$—	$6,178

5.    INVESTMENTS IN ASSOCIATED COMPANIES

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments, Inc. This sale specifically excluded the economic ownership of Mecel, with MAM retaining 100% of the economic ownership of Mecel. Management reviewed the characteristics of Maricor Properties subsequent to this transaction in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” and determined that MAM remained the primary beneficiary of Mecel, but was not the primary beneficiary of Maricor Properties as of the date of this transaction. Therefore, the assets and liabilities of Mecel remained consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties were no longer consolidated. MAM’s investment in Maricor Properties was reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries were presented within the line “Accounts Receivable from Associated Companies” until MAM sold its remaining share of Maricor Properties on March 31, 2008. On September 12, 2007, the shares of Mecel were sold from Maricor Properties to TMGC, and Mecel is consolidated in these financial statements within the unregulated engineering services segment in discontinued operations.

MAM had no investment in Maricor Properties remaining at December 31, 2008. As of December 31, 2007, condensed financial information for the components of Maricor Properties not consolidated in these financial statements is as follows (in thousands of dollars):

Total Assets	$8,997
Less:
Long-term Debt	6,376
Short-term Debt	2,012
Other Liabilities	409

Net Assets	$200

MAM’s Equity in Net Assets	$100

MAM recorded equity in the loss of Maricor Properties of $8,000 and $22,000 during 2008 and 2007.

Maricor Ashford Ltd

As of March 21, 2007, MAM became an equal partner in Maricor Ashford Ltd, an inactive real estate development and redevelopment joint venture with Ashford, an unaffiliated real estate management company. Prior to this date, Maricor Properties was an equal partner in this joint venture with Ashford. On September 12, 2007, MAM sold its shares of Maricor Ashford to Ashford for a $50,000 note receivable. At December 31, 2007, this note is recorded in “Accounts Receivable from Associated Companies.” It was paid in full in January 2008. MAM also incurred a loss on this sale of $8,000, recorded in “Other – Net” on the 2007 Consolidated Statement of Operations.

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

Substantially all Maine Yankee and MEPCO earnings are distributed to investor companies.

Condensed financial information for Maine Yankee and MEPCO is as follows (in thousands of dollars):

	Maine Yankee		MEPCO
	2008	2007	2008	2007
Earnings
Operating revenues	$44,547	$58,746	$4,758	$3,826
Earnings applicable to Common Stock	135	617	1,962	1,449
Company’s equity share of net earnings	$7	$31	$147	$109
Investment
Total assets	$359,278	$384,639	$13,119	$10,844
Less:
Other liabilities and deferred credits	356,989	382,484	1,439	1,053

Net assets	$2,289	$2,155	$11,680	$9,791
MPS’s equity in net assets	$114	$108	$875	$733

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

MPS also pays its 5% share of Maine Yankee’s decommissioning costs. The liability for the present value of the total decommissioning costs is reported on the Consolidated Balance Sheets as Uncollected Maine Yankee Decommissioning Costs, with an offsetting regulatory asset. The amounts of decommissioning costs invoiced to MPS and payable to Maine Yankee at the end of the periods are presented within “Accounts Payable – Associated Companies,” also on the Consolidated Balance Sheets.

6.    SHORT-TERM CREDIT ARRANGEMENTS

The following table summarizes the balances outstanding under the Company’s short-term credit arrangements at December 31, 2008 and 2007:

	2008	2007
Maine Public Service Company
Bank of America, N.A. $10,000,000, 3 Year Revolving Working Capital Line of Credit	$6,000	$8,000
MAM Utility Services Group
Bank of America, N.A. $500,000, 1 Year Revolving Working Capital Line of Credit	—	—

Total Short-Term Credit Arrangements	$6,000	$8,000

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. The terms of this agreement were amended effective May 2, 2008. Interest rates on the facility are 30-, 60-, or 90-day LIBOR plus 0.95% through June 30, 2010 (30-, 60-, or 90-day LIBOR plus 1.125% thereafter) or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2008, there was $6.0 million outstanding on this line of credit, with $4.0 million available, and MPS is in compliance with all of its debt covenants.

The average short-term debt balance outstanding at MPS for 2008 was $6.0 million, compared to an average balance of $6.8 million during 2007. The average interest rate was 4.52% in 2008, down from 6.90% in 2007.

7.    LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit which would have expired March 2009, to replace Bank of New York’s Letter of Credit. During 2008, MPS negotiated new terms with Bank of America. This LOC now expires on June 30, 2011. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds in the amounts of $5.0 million and $4.5 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 which expired in November 2003, and applied to the 2000 and 1996 Series, as described below. For 2008, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.53%, issuance costs and credit enhancement fees since issuance were 6.07%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit which would have expired March 2009, to replace Bank of New York’s Letter of Credit. This LOC was also amended during 2008, and now expires on June 30, 2011. At the end of 2008, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.42%, issuance costs and credit enhancement fees were 5.70%.

On May 29, 1998, FAME issued $11.5 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (“1998 Notes”) on behalf of MPS. The 1998 Notes were repaid February 5, 2008. The 1998 Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank (now TD BankNorth), Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The 1998 Notes were limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.4 million at the end of 2005 and 2004. MPS has issued $4.0 million of its first mortgage bonds and $7.5 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The 1998 Notes incurred interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2008, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes were 5.11%.

The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS’s revolving credit arrangement in Note 6, “Short-Term Credit Arrangements.”

The first and second mortgage bonds described above that secure MPS’s long-term debt are supported by the bondable additions of substantially all of MPS’s utility plant.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, 7-year term loan with Fleet National Bank, now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of one-month LIBOR plus 1.5%. The loan is to be repaid in remaining scheduled monthly principal payments as follows:

January 1, 2009 through November 1, 2009	$80,000
December 1, 2009 through November 1, 2011	$95,000

As of December 31, 2008, $3.2 million of this loan remained outstanding.

On July 9, 2007, TMG entered into a $1.5 million note with Katahdin Trust Company. This note, together with $750,000 of the proceeds from the sale of the assets of TMGC’s Moncton division, was used to pay down the $2.2 million TMG note with Katahdin Trust Company. The repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010. The loan was transferred to MAM with the dissolution of TMG, and contains certain financial covenants, measured quarterly, which require MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio.

8.    FAIR VALUE DISCLOSURES—INTEREST RATE DERIVATIVES

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

Fair value is a market-based measure, and is considered from the perspective of a market participant, not the Company. When market assumptions are not available, the Company uses assumptions to reflect those market participants would use in setting the fair value at the measurement date. In periods of market dislocation, observable market data may be limited or unavailable for certain assets and liabilities, reducing the level of the inputs (from a Level 1 to a Level 2, for example). The Company has not experienced such a conditions, and there have been no changes to valuation methods in the current period.

Currently, the Company uses interest rate swaps to manage its interest rate risk. At December 31, 2008, MPS had two long-term debt issues outstanding with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues. For the FAME 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate was set at 2.79%. For the two series of tax-exempt bonds issued by the MPUFB, the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs. This valuation relies on Level 2 inputs.

At December 31, 2008, the fair value of these qualified cash flow hedges was $4.8 million liability, reflected as “Carrying Value of Interest Rate Hedge” in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2008, the difference between the fixed rates and the underlying variable rates on the issues of approximately $519,000 was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

Management believes the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward interest rate risk. The loss in fair value on the interest rate swaps from December 31, 2007 to December 31, 2008, of $2.5 million less the deferred tax of $1.0 million has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. The loss in fair value during 2008, incurred primarily in the fourth quarter, is due to changes in the long-term interest rate forecasts.

Gains or losses in the fair market value of the interest rate swaps do not impact the Company’s net income or revenues, unless MPS’s shareholder’s common equity falls below the minimum allowable 48% of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008, on $11.5 million of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $11,000 remaining at the end of 2007 as a regulatory asset. The cap expired and was fully amortized during 2008.

9.    FAIR VALUE DISCLOSURES—FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2008, the Company’s long-term debt had a carrying value and a fair value of approximately $26.8 million.

10.    STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by MAM after its formation. The Plan, excluding the options outstanding, was terminated by the MAM Board of Directors on March 14, 2008.

As of December 31, 2008, the former CEO has been the only employee to receive stock options. With his resignation in August 2006, the options granted in 2004 through 2006 were forfeited, with only the 2002 and 2003 issues remaining vested and outstanding. In November 2006, three months from the resignation of the CEO, 6,568 options were forfeited, leaving 3,932 options outstanding as of December 31, 2008, for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Year of Issuance	2003	2002
Number of Options Granted	1,966	1,966
Vesting Period	3 years	3 years
Number of Options Vested and Exercisable	1,966	1,966
Dividend Yield	4.60%	4.70%
Volatility	20.00%	20.00%
Risk-Free Interest Rate	3.00%	4.60%
Expected Life	7 years	7 years

A summary of the status of the Company’s stock option plan as of December 31, 2008, and changes during the year then ended is presented below:

Options	Shares 2008	Average Exercise Price 2008
Outstanding at December 31, 2007	3,932	$30.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	3,932	$30.28

Options exercisable at December 31, 2008	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	3.92 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Year Ended December 31,
	2008	2007
Net Income (in thousands)	$4,612	$1,632
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,678,283	1,669,776
Dilutive Effect of Common Stock Options	596	176

Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,678,879	1,669,952
Net Income per Share (Basic)	$2.75	$0.98
Net Income per Share (Diluted)	$2.75	$0.98

11.    DEFERRED DIRECTORS’ COMPENSATION

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

During 2008, the equivalent of 3,796 shares were deferred. At December 31, 2008, the equivalent of 35,114 shares have been deferred. The share price on that date was $38.49, resulting in a $1.4 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.” This unfunded liability is payable upon termination of services of the director. The plan allows for a lump sum distribution or a monthly payment over ten years. All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate. The unfunded obligation under this deferral program is $24,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

12.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States. These plans allow voluntary contributions by the employee and may contain a contribution by the Company.

On August 17, 2006, the Pension Protection Act (“PPA”) was signed into law. Included in this legislation are new minimum funding rules that went into effect for plan years beginning in 2008. The funding target is 100% of a plan’s liability, with any shortfall amortized over seven years. There are lower funding targets, between 92% and 100%, available to well-funded plans during the transition period.

The PPA was amended by the “Worker, Retiree, and Employer Recovery Act of 2008,” signed into law on December 23, 2008. This legislation included provisions that allow pension plans to smooth the changes in pension asset value over 24 months. Further, under the original PPA legislation, plans that did not meet their transition funding targets would have been required to become 100% funded. The new legislation requires funding only to the transition funding target, rather than 100%. Finally, employers with benefit plans less than 60% funded are allowed to look back to their plan’s funding status from the prior year, avoiding the restrictions the PPA would normally place on such underfunded plans. The Company’s pension plan is approximately 64% funded at December 31, 2008.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased. The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees, in part or in full, depending on their number of years of service, for this lost benefit. This additional contribution ranges from 5% to 25%, and is immediately fully vested. This contribution was $741,000 for 2008 and $727,000 for 2007.

The Company’s policy has been to fund pension costs accrued. The payments are made during the plan year and up to the filing of the federal income tax return for that year. In accordance with that policy, the Company made the following tax-deductible contributions to the plan (in thousands of dollars):

	Plan Year
	2008	2007	2006
Calendar Year of Contributions:
2009	$341	$—	$—
2008	122	—	—
2007	—	520	1,038

	$463	$520	$1,038

The following table shows the components of net periodic pension cost (“NPPC”) (in thousands of dollars):

Components of NPPC	2008	2007
Interest Cost	$1,074	$1,059
Expected Return on Assets	(1,219)	(1,158)
Amortization of Remaining Net Loss	75	65

Subtotal of NPPC	(70)	(34)
Amounts Capitalized and Deferred	15	9

NPPC Recognized	$(55)	$(25)

Amortization related to the actuarial net loss of $145,000 is expected to be recognized in 2009. No amortization of prior service cost or transition assets or obligations is expected to be recognized during 2009, as a result of the December 31, 2006, pension freeze.

The key actuarial assumptions used in determining the pension plan values were:

Key Assumptions	2008	2007
Used to Determine Benefit Obligation at December 31:
Discount Rate	6.125%	6.000%
Rate of Future Compensation Increases	N/A	N/A
Mortality Table	2008 IRS	RP 2000 (CL)
Used to Determine NPPC for Years Ended December 31:
Discount Rate	6.000%	5.875%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Future Compensation Increases	N/A	N/A
Mortality Table	RP 2000 (CL)	RP 2000 (CL)

The following table presents information on the Pension Plan’s projected benefit obligation (“PBO”), fair value of plan assets and the Plan’s funded status (in thousands of dollars):

Change in Projected Benefit Obligation	2008	2007
PBO at Beginning of Year	$18,437	$17,706
Interest Cost	1,074	1,059
Benefits Paid	(1,121)	(1,095)
Actuarial (Gain) Loss	(138)	767

PBO at End of Year	$18,252	$18,437

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$17,281	$15,335
Actual Return on Plan Assets	(4,543)	1,483
Employer Contributions	122	1,558
Benefits Paid	(1,121)	(1,095)

Fair Value of Plan Assets at End of Year	$11,739	$17,281

PBO and Funded Status
Fair Value of Plan Assets	$11,739	$17,281
PBO	18,252	18,437

Funded Status	$(6,513)	$(1,156)

The weighted-average investment asset allocations of the Pension Plan at December 31 are as follows:

	2009 Target Allocation	Percentage of Plan Assets at December 31,
		2008	2007
Equity Securities	65-75%	59%	68%
Debt Securities	25-35%	36%	27%
Other	0%	5%	5%

Total		100%	100%

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

The target rate of return for the portfolio is 8.5% with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, historical rates of return for investment mixes similar to those for the MPS plan, and discussions with the Company’s actuary, as well as the plan’s asset manager.

Employer contributions to the plan and benefit payments from the plan for 2007 and 2008, as well as the 2009 estimated employer contributions and the estimated future benefit payments, are:

Pension Benefits (in thousands)
Cash Flows
Employer Contributions
2007	1,558
2008	122
Expected 2009	941

Benefit Payments
2007	1,095
2008	1,121

Estimated Future Benefit Payments
2009	1,089
2010	1,107
2011	1,135
2012	1,153
2013	1,209
Years 2014 – 2018	6,446

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, with their contributions totaling approximately 21.8% of the premium costs in 2008, compared to 20.5% in 2007. The plan also covers retiree medical coverage for certain employees of Maine Public Service Company, the regulated utility.

The Company implemented several plan design changes in 2006 to increase the employee contribution to ever increasing health care costs, including increases in premium sharing, deductible amount and prescription co-pays. In 2007, the Company also increased its share of the risk under the contingent premium arrangement. This plan allows the Company to reduce its premiums by sharing a portion of the risk of high claims years with the insurer. In 2008, for the 2007 health insurance plan year, MPS paid $155,000 for this contingent premium. MPS has accrued $508,000 at December 31, 2008, for the contingent premium anticipated to be paid in 2009.

Effective January 1, 2009, the Company began offering a high-deductible insurance plan as an alternative to the current health insurance benefit. Of the 74 non-union employees eligible to choose between the two plans, 30 or approximately 40.5% elected the high-deductible plan. The Company contributed $1,000 for individuals and $2,000 for families during 2009 to the health savings accounts associated with these plans, at a cost of approximately $45,000. The savings to the Company from reduced premiums, net of the Company’s contribution to the health savings accounts, is estimated at approximately $34,000 for 2009.

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

The subsidy for a plan sponsor is 28% of a participant’s annual drug costs between $250 and $5,000, which amounts to a maximum subsidy per participant of $1,330. For the employer to receive this subsidy for any particular participant, that participant must decline coverage in Medicare’s Part D drug program. The actuary’s calculation of the benefit obligation information assumes the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy. The Company received no subsidy payments during 2008, and $54,000 during 2007.

The following table shows the components of net periodic post-retirement benefit cost (“NPPBC”) (in thousands of dollars):

Components of NPPBC	2008	2007
Service Cost	$200	$205
Interest Cost	568	547
Expected Return on Assets	(227)	(224)
Amortization of Prior Service Cost	(60)	(60)
Amortization of Transition Obligation	71	71
Amortization of Net Loss	189	197

Subtotal of NPPBC	741	736
Amounts Capitalized and Deferred	(192)	(115)

NPPBC Recognized	$549	$621

The amortization of net loss, prior service cost and transition obligation expected to be recognized in 2009 total $211,000.

The key actuarial assumptions used in determining the retiree medical plan values were:

Key Assumptions	2008	2007
Used to Determine Benefit Obligation at December 31:
Discount Rate	6.125%	6.000%
Rate of Compensation Increase	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	5.50%	6.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012
Mortality Table	2008 IRS	RP 2000 (CL)
Used to Determine NPPC for Years Ended December 31:
Discount Rate	6.000%	5.875%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	6.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012
Mortality Table	RP 2000 (CL)	RP 2000 (CL)

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage Point
	Increase		Decrease
	2008	2007	2008	2007
Effect on total cost of service and interest cost	$126	$150	$(101)	$(119)
Effect on post-retirement benefit obligation	$1,420	$1,599	$(1,161)	$(1,299)

The following table presents information on the Retiree Medical Plan’s PBO, fair value of plan assets and the Plan’s funded status (in thousands):

	2008	2007
Change in Projected Benefit Obligation
PBO at Beginning of Year	$9,633	$8,857
Service Cost	200	205
Interest Cost	568	547
Participant Contributions	45	42
Benefits Paid	(531)	(483)
Actuarial (Gain) Loss	(612)	465

PBO at End of Year	$9,303	$9,633

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$2,744	$2,689
Actual Return on Plan Assets	(765)	202
Employer Contributions	333	294
Participant Contributions	45	42
Benefits Paid	(531)	(483)

Fair Value of Plan Assets at End of Year	$1,826	$2,744

PBO and Funded Status
Fair Value of Plan Assets	$1,826	$2,744
PBO	9,303	9,633

Funded Status	$(7,477)	$(6,889)

The weighted-average investment asset allocations of the Retiree Medical Plan at December 31 are as follows:

	2009 Target Allocation	Percentage of Plan Assets at December 31,
		2008	2007
Equity Securities	65-75%	59%	68%
Debt Securities	25-35%	39%	29%
Other	0%	2%	3%

Total		100%	100%

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

The target rate of return for the portfolio is 8.5%, with the goal of exceeding returns of the S&P 500 on the equity investments and the Lehman Brothers Aggregate Bond Index on the fixed income investments. Management determined the expected portfolio return of 8.5% based on its review of published studies from independent third parties, historical rates of return for investments mixes similar to those from the MPS plan, discussion with the Company’s actuary, as well as the plan’s asset manager.

Employer and participant contributions to the plan and benefit payments from the plan for 2007 and 2008, as well as the 2009 estimated employer and participant contributions and the estimated future benefit payments, are:

	Health Care Benefits (in thousands)
	Employer	Participants
Cash Flows
Employer Contributions
2007	294	42
2008	333	45
Expected 2009	382	46
Benefit Payments
2007	483
2008	531
Estimated Future Benefit Payments
2009	439
2010	452
2011	480
2012	508
2013	537
Years 2014—2018	3,018

The Company maintains a 401(h) sub-account of the Pension Trust for non-union retiree medical payments and a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates. Union retiree contributions were remitted to the VEBA trust fund each year. No contributions were made to the 401(h) account during 2007 or 2008.

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

The Company’s matching contributions to the plan were approximately $135,000 and $150,000 in 2008 and 2007, respectively.

Effective July 1, 2004, the Company also offered a defined contribution Canadian Pension Plan similar to a 401(k) plan for eligible Canadian employees of TMGC. The Company matched employee contributions of 1% of current compensation. The plan also provides for a discretionary match based on profitability. The matching contributions were $43,000 in 2007. The Company had no Canadian Pension Plan contributions in 2008.

13.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

MPUC Dismisses Petition for Certificate of Public Convenience and Necessity for Maine Power Connection Project

On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity under MPUC Docket No. 2008-256 related to the MPC transmission line project. On February 5, 2009, the Commission issued an Order dismissing the petition without prejudice. MPS and CMP intend to continue to pursue development of a transmission line to enable development of wind generation projects and potentially to connect northern Maine to the New England power grid.

FERC Conditionally Grants Incentive Rate Treatment on MPC Transmission Line Project

In their filing on July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC Project. For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission. Additionally, in the event the Project is cancelled, MPS and CMP are seeking authorization to recover costs related to the abandonment of the Project. MPS has currently deferred approximately $757,000 of costs associated with the Project, reported in the Consolidated Balance Sheet at “Miscellaneous Assets.”

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project is abandoned as a result of factors beyond the control of MPS and CMP. The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as an METU.

Request for Confirmation of Interpretation of Cost Allocation Manual

Under MPUC Docket 2009-60, MPS has requested confirmation of its interpretation of its Cost Allocation Manual. The Manual provides the process for identifying common costs of the holding company, costs that are not directly associated with the operations of its subsidiaries and for which a cost-causative indirect basis of allocation exists. These costs consist primarily of Board of Directors’ fees, SEC reporting costs, investor relations, and corporate audit and tax fees. The current formula for allocation excludes stranded costs and income taxes from the calculation of allocation rates, on the basis that these are not direct expenses that drive common costs. On that same basis, MPS has proposed to exclude MAM USG subcontractor and materials expenses from the common cost allocation. This change would not impact the net income of the corporation, but would impact segment reporting. For 2008, net income for MPS would have been approximately $281,000 lower, with a corresponding increase in the net income for MAM USG. This Docket remains open, and the Company cannot predict the ultimate outcome of this request.

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

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization. MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project. In February 2008, the Company has requested to become a member of ISO-NE subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff. MPS has been an active participant in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate. The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission. The Commission will continue to participate actively within the ISO-NE stakeholder process to achieve necessary reforms. The three Commissioners of the MPUC are committed to implementing a workable alternative to the current regional system. The Company cannot predict the outcome of this Docket and reform initiative.

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

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $26.1 million and $30.9 million at December 31, 2008 and 2007, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over a ten-year period. In 2009, MPS began its ninth year of this ten-year program. The cost of testing the transformers is expensed as incurred; replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the ten-year program is estimated to be $3.2 million and, as of December 31, 2008, $2.6 million has been spent to remediate approximately 72% of the transformers in this effort.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation”, used in FASB Statement No. 143, “Accounting for Asset Retirement

Obligations”, as referring to a “legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.” Based on this interpretation, MPS recognized an asset retirement obligation associated of $611,000 with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company, which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2008, MPS is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $3.2 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

MEPCO

MPS also owns 7.49% of the common stock of MEPCO. MEPCO owns and operates a 345-kV transmission line approximately 180 miles long which connects the NB Power system with NEPOOL. MEPCO became a member of ISO-NE on December 1, 2008.

Seabrook Nuclear Power Project

In 1986, MPS sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and FERC allowed recovery of MPS’s remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

Recoverable Seabrook costs at December 31, 2008, and 2007, are as follows (in thousands of dollars):

	2008	2007
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(34,797)	(33,687)

Recoverable Seabrook Costs, Net of Amortization	$8,339	$9,449

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

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation (now OneNeck IT Services) to host and provide technical and functional support for the integrated Oracle Financial Information System. The contract included base hosting fees, an adjustment for inflation, and travel expenses for on-site support services.

This contract was re-negotiated effective January 1, 2007. The annual fee was reduced to $537,500 per year from 2007 through 2013 due to a reduced support requirement, plus reimbursement for travel costs. Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned. The contract was renegotiated again during 2007, with OneNeck foregoing the quarterly contingent payments in exchange for another reduction in services. The total hosting fee for 2008, including travel expenses, was $544,000.

Off-Balance Sheet Arrangements

Except for the investments in associated companies disclosed in Note 5 of these Consolidated Financial Statements and operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS 13”) the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2008, and 2007 (in thousands of dollars):

	2008	2007
Office Equipment	$6	$12
Building	98	247
Vehicles	—	14
Rights of Way	27	41
Field Equipment	12	11

Total	$143	$325

The future minimum lease payments for the items listed above for the next five years are as follows (in thousands of dollars):

Year	Minimum Operating Lease Payments
2009	$34
2010	35
2011	36
2012	37
2013	38

14.    CAPITAL LEASES

In 2006 and 2007, MPS negotiated capital lease arrangements for certain of its vehicle and computer equipment purchases, totaling $820,000. As of December 31, 2008, the remaining liability for these capital lease arrangements is approximately $460,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet. The present value of future minimum lease payments for remainder of the lease terms are (in thousands of dollars):

Year	Capital Lease Payments
2009	$210
2010	173
2011	95
2012	41

Gross Payments	519
Less: Interest	(59)

Net Minimum Payments	$460

The lease terms approximate the useful lives of the leased assets.

15.    GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: An Interpretation of FASB Statements

No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Management has reviewed the Company’s guarantees within the scope of FIN 45, and noted no liabilities required to be posted.

FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. As permitted under Maine law, the Company has agreements that indemnify the Company’s Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the Officer’s or Director’s lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liability is recorded for these agreements as of December 31, 2008 or 2007.

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

MAM’s Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission, and COSO for Smaller Companies. Based on this evaluation, Management concluded that MAM’s internal control over financial reporting was effective as of December 31, 2008.

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

3.	Changes in Internal Controls over Financial Reporting

As part of the Company’s first year of compliance with Management’s attestation under Section 404 of the Sarbanes-Oxley Act of 2002, Management has conducted a thorough evaluation of our internal control systems, including identification of key controls and the testing of those controls. There were no material weaknesses or significant deficiencies noted as part of this evaluation, and no material changes in the Company’s internal control over financial reporting in 2008. However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control. These changes were immaterial both individually and in aggregate.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with regard to the Directors is set forth in the Proxy Statement of the registrant relating to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by this reference. Certain information regarding Executive Officers is set forth below and also in the Proxy Statement of the registrant relating to the 2009 Annual Meeting of Stockholders, under “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” which information is incorporated by this reference. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other Senior Officers. The Code of Business Conduct and Ethics is publicly available on our website at www.maineandmaritimes.com.

Executive Officers

The Executive Officers of the registrant are as follows:

Name	Title	Age	Officer Since
Brent M. Boyles	President and Chief Executive Officer	51	May 8, 2007

Michael I. Williams	Senior Vice President, Chief Financial Officer, Treasurer and Asst. Secretary	41	May 9, 2006

Tim D. Brown	Vice President, Engineering and Operations	48	September 21, 2007

Randi J. Arthurs	Vice President, Accounting, Controller and Asst. Treasurer	28	May 9, 2006

Michael A. Eaton	Vice President, Information Technology and Customer Service	44	September 15, 2006

Patrick C. Cannon	Vice President, General Counsel, Secretary and Clerk	37	December 1, 2004

Brent M. Boyles, age 51, serves as President and CEO at Maine & Maritimes Corporation. Mr. Boyles currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Director of Maine Public Service Company since May 2007; President and CEO of Maine Public Service Company since June 2005; President and CEO of MAM Utility Services Group since September 2007. Mr. Boyles has twenty-five years of experience in the regulated electric utility industry, with extensive experience in corporate planning, regulatory compliance, rate design and operations. He has served as Maine Public Service Company’s President, Senior VP, COO, Vice President of Marketing and Customer Service, Manager of Planning and Systems Operations, Manager of Corporate Planning, Supervisor of Power Supply and Planning, and as a Planning Engineer. He holds a Bachelor’s degree from the U.S. Military Academy, a Graduate degree in Management, and a Master of Science degree in Strategic Studies from the U.S. Army War College.

Michael I. Williams, age 41, serves as Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary of Maine & Maritimes Corporation. Mr. Williams currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary of Maine Public Service Company since 2006 and Chairperson of the Board and Senior Vice President, Chief Financial Officer and Treasurer of MAM Utility Services Group since September 2007. A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over 19 years of experience including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings 15 years of experience in the utilities industry. He is a graduate of the University of Maine.

Tim D. Brown, age 48, serves as Vice President of Engineering and Operations at Maine & Maritimes Corporation. Mr. Brown currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Vice President of Engineering and Operations of Maine Public Service Company since September 2007 and of MAM Utility Services Group since January 2008. A licensed Professional Engineer, Mr. Brown has 21 years of experience in both the regulated and unregulated energy sectors of the Company, having held the positions of Planning Analyst, Pricing Manager, Director of Business Development, Vice President of Engineering and Corporate Planning, and Director of Corporate Planning and Regulatory Affairs. He has extensive experience in wholesale power marketing and unregulated retail electricity marketing, forecasting and pricing, financial analysis, engineering, and resource planning. Prior to joining the Company, he worked in diesel engine design and development for Caterpillar, Inc. He holds a Bachelor of Science degree in Mechanical Engineering from the University of Maine and has completed graduate level courses in business administration.

Randi J. Arthurs, age 28, serves as Vice President, Accounting, Controller, and Assistant Treasurer at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. A Certified Public Accountant, Ms. Arthurs has over seven years of experience, including positions in accounting at the Company’s regulated utility, Maine Public Service Company, and in external auditing. While an employee of PricewaterhouseCoopers, her clients included regulated utilities and construction companies. She is a graduate of the University of Maine.

Michael A. Eaton, age 44, serves as Vice President, Information Technology and Customer Service at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. Mr. Eaton is responsible for all aspects of Information Technology for both Maine & Maritimes Corporation and Maine Public Service Company, along with executive oversight of the Customer Service function within Maine Public Service Company. He has directed and managed the Information Technology department for the past 16 years. Prior to that, he held positions in Corporate Planning and Power Supply and Planning departments. Mr. Eaton has held leadership roles including Project Manager of the Oracle Enterprise Resource Planning application implementation; Project Manager for the corporate Y2K effort; Project Manager for Customer Information System software development and implementation; and Chairman of the Maine Electronic Business Transaction Working Group. He holds a Bachelor of Arts degree in Computer Science from the University of Maine and is a graduate of the Stone & Webster Utility Management Program.

Patrick C. Cannon, age 37, serves as Vice President, General Counsel, Secretary and Clerk at Maine & Maritimes Corporation. Mr. Cannon currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Vice President, General Counsel, Secretary and Clerk of Maine Public Service Company since December 2004 and Director and General Counsel, Secretary and Clerk of MAM Utility Services Group since September 2007. He is responsible for managing the legal affairs for the Company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation in 2004, Mr. Cannon spent seven years in private practice with law firms in Seattle, Washington, and Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 12, 2009.

Item 11.	Executive Compensation

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2009 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 18th of March, 2009.

MAINE & MARITIMES CORPORATION

By:	/s/ RANDI J. ARTHURS
Randi J. Arthurs
Vice President, Accounting, Controller and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD G. DAIGLE	Chairperson of the Board and Director	March 18, 2009
(Richard G. Daigle)

/s/ ROBERT E. ANDERSON	Director	March 18, 2009
(Robert E. Anderson)

/s/ MICHAEL W. CARON	Director	March 18, 2009
(Michael W. Caron)

/s/ D. JAMES DAIGLE	Director	March 18, 2009
(D. James Daigle)

/s/ DAVID N. FELCH	Director	March 18, 2009
(David N. Felch)

/s/ DEBORAH L. GALLANT	Director	March 18, 2009
(Deborah L. Gallant)

/s/ NATHAN L. GRASS	Director	March 18, 2009
(Nathan L. Grass)

/s/ BRIAN N. HAMEL	Director	March 18, 2009
(Brian N. Hamel)

/s/ LANCE A. SMITH	Director	March 18, 2009
(Lance A. Smith)

/s/ BRENT M. BOYLES	President and Chief Executive Officer and Director	March 18, 2009
(Brent M. Boyles)

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Statements of Operations

(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007
Operating Expenses
Unregulated Operation & Maintenance and Other Operating Expenses	$371	$1,207
Income Taxes	268	(329)

Total Operating Expenses	639	878

Operating Loss	(639)	(878)

Other Income (Deductions)
Equity in Income of Subsidiaries and Associated Companies	5,389	2,915
Interest and Dividend Income	1	—
Other—Net	(4)	(14)

Total	5,386	2,901

Income Before Interest Charges	4,747	2,023

Interest Charges	135	391

Net Income	$4,612	$1,632

Average Shares Outstanding—Basic	1,678,283	1,669,776
Average Shares Outstanding—Diluted	1,678,879	1,669,952

Basic Earnings Per Share	$2.75	$0.98
Diluted Earnings Per Share	$2.75	$0.98

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Statements of Cash Flows

(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007
Cash Flow from Operating Activities
Net Income	$4,612	$1,632
Equity in Earnings of Subsidiaries	(5,389)	(2,915)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operations:
Changes in Current Assets and Liabilities:
Intercompany Accounts Receivable	(309)	496
Other Current Assets	3,276	(4,558)
Current Liabilities	(264)	231
Other—Net	(254)	938

Net Cash Flow Provided By (Used For) Operating Activities	$1,672	$(4,176)

Cash Flow From Financing Activities
Retirements of Long-Term Debt	(2,644)	—
Borrowings of Long-Term Debt	—	3,691
Short-Term Borrowings (Repayments), Net	—	(3,970)
Notes Receivable from Subsidiaries, Net	3,025	1,593

Net Cash Flow Provided By Financing Activities	$381	$1,314

Cash Flow From Investing Activities
Dividends Received from Subsidiaries	2,255	3,006
Other Changes in Investments in Subsidiaries	(4,262)	197
Cash Paid for Stock Contingencies from Acquisition Agreements	—	(414)

Net Cash Flow (Used For) Provided By Investing Activities	$(2,007)	$2,789

Increase (Decrease) in Cash and Cash Equivalents	46	(73)
Cash and Cash Equivalents at Beginning of Period	36	109

Cash and Cash Equivalents at End of Period	$82	$36

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Balance Sheets

(In thousands of dollars)

	As of December 31,
	2008	2007
ASSETS
Plant:
Non-Utility Plant	$3	$3
Accumulated Depreciation	(3)	(2)

Net Plant in Service	—	1
Investment in Subsidiaries	45,976	37,642

Net Plant and Investment in Subsidiaries	45,976	37,643

Current Assets:
Cash and Cash Equivalents	82	36
Intercompany Accounts Receivable	1,990	1,681
Other Current Assets	2,893	6,170

Total Current Assets	4,965	7,887

Other Assets:
Intercompany Notes Receivable	—	3,025
Miscellaneous	3	21

Total Other Assets	3	3,046

Total Assets	$50,944	$48,576

CAPITALIZATION & LIABILITIES
Capitalization:
Shareholders’ Equity	$47,912	$42,941
Long-Term Debt	1,047	3,691

Total Capitalization	48,959	46,632

Current Liabilities:
Accounts Payable and Other Current Liabilities	396	660

Total Current Liabilities	396	660

Other Liabilities:
Miscellaneous	1,589	1,284

Total Other Liabilities	1,589	1,284

Total Capitalization and Liabilities	$50,944	$48,576

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation

Notes to Condensed Financial Information

1.    BASIS OF PRESENTATION AND CREATION OF HOLDING COMPANY

Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings (losses) of its subsidiaries. These parent-company-only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2008.

Creation of Maine & Maritimes Corporation

Maine & Maritimes Corporation is a utility holding company organized effective June 30, 2003.

2.    DIVIDENDS AND RETURNS OF EQUITY FROM SUBSIDIARIES

MAM received dividends of $2.3 million and $3.0 million from MPS in 2008 and 2007, respectively. MAM did not receive dividends from its other subsidiaries in those years.

Schedule II

Maine & Maritimes Corporation and Subsidiaries

Valuation of Qualifying Accounts and Reserves

For the Years Ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions			Deductions
		Costs & Expenses	Recoveries of Accounts Previously Written Off	Reserve on Acquired Receivables	Accounts Written Off As Uncollectible	Balance at End of Period
	(In thousands of dollars)
Reserve Deducted From Asset To Which It Applies:
Allowance for uncollectible accounts—Continuing Operations
2008	247	122	104	—	287	186
2007	155	220	112	—	240	247
Allowance for uncollectible accounts—Discontinued Operations
2007	123	205	—	—	328	—

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference. (* indicates filed herewith)

3(a)	Articles of Incorporation (Exhibit 3(a) to MAM Form 10-Q for the quarter ended March 31, 2007)

3(b)	By-laws of the Company (Exhibit 3.2 to MAM Form 8-K filed February 23, 2007)

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)

4(b)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to 2000 MPS Form 10-K)

4(c)	Twenty-first Supplemental Indenture, Dated March 1, 2005 (Exhibit 4(d) to 2005 MAM Form 10-K).

4(d)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)

4(e)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to 2000 MPS Form 10-K).

4(f)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)

10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(d)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(e)	Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(f)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(g)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10(h)	Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)

10(i)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)

10(j)	Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)

10(k)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(l)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)

10(m)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(q) to 1986 MPS Form 10-K)

10(n)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)

10(o)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)

10(p)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)

10(q)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(o) to 1992 MPS Form 10-K)

10(r)	Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs. (Exhibit 99(ak) to 2001 MPS Form 10-K)

10(s)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization. (Exhibit 99(ao) to 2003 MAM Form 10-K.)

10(t)	Maine & Maritimes Corporation 2002 Stock Option Plan (Exhibit 10(y) to 2005 MAM Form 10-K)

10(u)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement (Exhibit 10(z) to 2005 MAM Form 10-K).

10(v)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors (Exhibit 10(aa) to 2005 MAM Form 10-K).

10(w)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement (Exhibit 10(ab) to 2005 MAM Form 10-K).

10(x)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(aj) to 2003 MAM Form 10-K.)

10(y)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003. (Exhibit 10(al) to 2003 MAM Form 10-K.)

10(z)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement.

10(aa)	Term Note between MPS and Fleet Bank, dated November 22, 2004 (Exhibit 10(ai) to 2005 MAM Form 10-K).

10(ab)	Credit Agreement between MPS and Bank of America, dated October 7, 2005 (Exhibit 10(aj) to 2005 MAM Form 10-K).

10(ac)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006 (Exhibit 10(al) to 2005 MAM Form 10-K).

10(ad)	Maine Power Connection Project Joint Development Agreement between Maine Public Service Company and Central Maine Power Company (Exhibit to MAM Form 8-K dated October 8, 2008).

10(ae)	Directors Stock Plan (Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2008).

10(af)	2008 Stock Plan (Appendix A to MAM Proxy Statement dated March 20, 2008).

*10(ag)	Amendments to Credit Agreement and Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated May 2, 2008

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350