Form 10-Q
period 2009-03-31
MAINE & MARITIMES CORP
filed 2009-05-11
CIK 1222497

------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2009.

Common Stock, $7.00 par value – 1,680,574 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except basic and diluted share and per share information)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Regulated Revenues	$10,102	$10,891
Unregulated Utility Services Revenues	194	1,296
Total Operating Revenues	10,296	12,187

Operating Expenses
Regulated Operation and Maintenance	3,788	3,337
Unregulated Utility Services Direct Operating Expenses	134	1,118
Other Unregulated Operation and Maintenance (1)	159	157
Depreciation	596	755
Amortization of Stranded Costs	2,700	2,728
Amortization	30	53
Taxes Other Than Income	451	454
Provision for Income Taxes—Regulated	973	1,364
Benefit of Income Taxes—Unregulated	(52)	(2)

Total Operating Expenses	8,779	9,964

Operating Income	1,517	2,223

Other Income (Deductions)
Equity in Income of Associated Companies	28	25
Interest and Dividend Income	1	4
Benefit of (Provision for) Income Taxes	2	(29)
Other—Net	(22)	5

Total Other Income (Deductions)	9	5

Income Before Interest Charges	1,526	2,228

Interest Charges
Long-Term Debt and Notes Payable	451	655
Less Stranded Costs Carrying Charge	(331)	(402)

Total Interest Charges	120	253

Net Income from Continuing Operations	1,406	1,975

Discontinued Operations
Loss from Operations	-	(15)
Income Tax Benefit	-	6

Loss from Discontinued Operations	-	(9)

Net Income Available for Common Stockholders	$1,406	$1,966

Average Shares of Common Stock Outstanding - Basic	1,679,699	1,677,862
Average Shares of Common Stock Outstanding - Diluted	1,680,402	1,678,038

Basic Earnings Per Share of Common Stock From Continuing Operations	$0.84	$1.18

Basic Loss Per Share of Common Stock From Discontinued Operations	-	(0.01)

Basic Earnings Per Share of Common Stock From Net Income	$0.84	$1.17

Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.84	$1.18

Diluted Loss Per Share of Common Stock From Discontinued Operations	-	(0.01)

Diluted Earnings Per Share of Common Stock From Net Income	$0.84	$1.17

(1) Unregulated operation and maintenance expense and income tax benefits included in continuing operations is the activity of the holding company, including operating expenses of MAM USG, other corporate costs directly associated with unregulated operations, and other costs that cannot be charged to the regulated utility.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Cash Flow From Operating Activities
Net Income	$1,406	$1,966
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	596	755
Amortization of Intangibles	30	53
Amortization of Seabrook	278	278
Amortization of Cancelled Transmission Plant	-	64
Deferred Income Taxes—Net	(688)	1,588
Deferred Investment Tax Credits	(4)	(5)
Change in Deferred Regulatory and Debt Issuance Costs	1,950	1,299
Change in Benefit Obligations	(208)	97
Change in Deferred Directors' Compensation	(81)	(149)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	1,422	(970)
Other Current Assets	191	(180)
Accounts Payable	(363)	353
Other Current Liabilities	730	292
Other—Net	250	203
Operating Cash Flows from Continuing Operations	5,509	5,644
Operating Cash Flows from Discontinued Operations	-	103

Net Cash Flow Provided By Operating Activities	5,509	5,747

Cash Flow From Financing Activities
Repayments of Long-Term Debt	(349)	(2,876)
Payments of Capital Lease Obligations	(48)	(48)
Short-Term Debt Repayments, Net	(3,000)	(3,000)

Net Cash Flow Used For Financing Activities	(3,397)	(5,924)

Cash Flow From Investing Activities
Change in Restricted Investments	(850)	2,243
Dividends Paid	(84)	-
Investment in Fixed Assets	(2,231)	(1,914)

Net Cash Flow (Used For) Provided by Investing Activities	(3,165)	329

(Decrease) Increase in Cash and Cash Equivalents	(1,053)	152
Cash and Cash Equivalents at Beginning of Period	1,846	910

Cash and Cash Equivalents at End of Period	$793	$1,062

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$476	$701
Income Taxes	$1,088	$16
Non-Cash Activities:
Dividends Payable	$84	$-
Fair Market Value of Stock Issued to Directors	$24	$7
Fair Market Value of Stock Issued to Officers	$10	$-

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	March 31,	December 31,
	2009	2008
ASSETS
Plant:
Electric Plant in Service	$111,036	$109,330
Non-Utility Plant	63	66
Less Accumulated Depreciation	(46,528)	(46,011)

Net Plant in Service	64,571	63,385
Construction Work-in-Progress	3,478	3,104

Total Plant Assets	68,049	66,489

Investments in Associated Companies	1,015	989

Net Plant and Investments in Associated Companies	69,064	67,478

Current Assets:
Cash and Cash Equivalents	793	1,846
Accounts Receivable (less allowance for uncollectible accounts of $199 in 2009 and $186 in 2008)	8,102	9,223
Unbilled Revenue from Utility	938	1,240
Inventory	949	943
Unbilled Contract Revenue	35	14
Prepayments	249	469

Total Current Assets	11,066	13,735

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,841	3,248
Recoverable Seabrook Costs	8,061	8,339
Regulatory Assets—Deferred Income Taxes	5,504	5,611
Regulatory Assets—Post-Retirement Medical Benefits	5,979	5,985
Deferred Fuel and Purchased Energy Costs	24,328	26,112
Unamortized Premium on Early Retirement of Debt	634	685
Deferred Regulatory Costs	1,592	1,570

Total Regulatory Assets	48,939	51,550

Other Assets:
Unamortized Debt Issuance Costs	166	169
Restricted Investments (at cost, which approximates market)	859	9
Other Assets	1,405	1,577

Total Other Assets	2,430	1,755

Total Assets	$131,499	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	March 31,	December 31,
	2009	2008
Capitalization (see accompanying statement):
Shareholders’ Equity	$46,911	$45,048
Long-Term Debt	25,026	25,425

Total Capitalization	71,937	70,473

Current Liabilities:
Long-Term Debt Due Within One Year	1,462	1,412
Notes Payable to Banks	3,000	6,000
Accounts Payable	4,552	4,866
Accounts Payable—Associated Companies	28	30
Accrued Employee Benefits	1,561	1,608
Customer Deposits	107	102
Taxes Accrued	1,118	309
Interest Accrued	86	111
Dividends Payable	84	84
Unearned Revenue	27	86

Total Current Liabilities	12,025	14,608

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,783	5,787
Carrying Value of Interest Rate Hedge	3,956	4,800
Uncollected Maine Yankee Decommissioning Costs	2,841	3,248
Other Regulatory Liabilities	796	663
Deferred Income Taxes	17,702	18,161
Accrued Postretirement Benefits and Pension Costs	13,920	14,135
Investment Tax Credits	34	39
Miscellaneous	2,505	2,604

Total Deferred Credits and Other Liabilities	47,537	49,437

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$131,499	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(in thousands of dollars, except share data)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	1,678,924	$11,752	$1,740	$34,426	$(2,870)	$45,048

Common Stock Issued	975	7	30			37

Net Income				1,406		1,406

Other Comprehensive (Loss) Income:
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $1					(2)	(2)
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $338					506	506

Total Other Comprehensive Income						504

Total Comprehensive Income						1,910

Dividend ($0.05 per share)				(84)		(84)

Balance, March 31, 2009	1,679,899	$11,759	$1,770	$35,748	$(2,366)	$46,911

MAM had five million shares of $7 per share common stock authorized, with 1,679,899 and 1,678,924 shares issued and outstanding as of March 31, 2009, and December 31, 2008, respectively. At March 31, 2009, and December 31, 2008, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary.

Discontinued operations reported for 2008 consists of the activity of The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd. (“Mecel”).

MAM was a 50% owner of Maricor Properties Ltd, a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”).  MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

MAM is listed on the NYSE Amex under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2008 Annual Report on Form 10-K, which is hereby incorporated by this reference.

New Accounting Pronouncements

Business Combinations

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP amends and clarifies FASB Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  It applies to assets acquired and liabilities assumed in business combinations that are not subject to specific guidance in SFAS 141(R).  It states that the acquirer should recognize these assets and liabilities at fair value at the acquisition date.  If the fair value at acquisition date cannot be determined, the asset or liability shall still be recognized at the acquisition date if both:

a.	Information available before the end of the measurement period indicates it is probable the asset existed or liability had been incurred at the acquisition date, and

b.	The amount of the asset or liability can be reasonable estimated.

If these criteria are not met, the asset and liability shall not be recorded at acquisition, and shall be accounted for based on other applicable GAAP.

FSP 141(R)-1 is effective for business combinations for which the effective date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has had no business combinations effective during 2009.  The impact of this pronouncement on the Company’s financial statements is dependent on the Company’s future acquisition activities.

Fair Value Reporting

On April 9, 2009, the FASB issued three FSPs related to fair value reporting:

▪
FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for measuring fair value under FASB Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.”  The SFP emphasizes that the objective of fair value measurement remains to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The FSP further clarifies that lack of an active market or orderly transactions may require the entity to change the valuation technique or use multiple techniques to determine fair value.  Finally, this FSP expanded the requirement to disclose the inputs and valuation techniques used to measure fair value in annual reporting to also require these disclosures in interim period reporting.

▪
FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).”  FSP 115-2 amends the guidance in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  This guidance addresses investments in debt securities only, not equity securities.  Under this new model, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security.  If the OTTI is triggered by (1) or (2), the entire loss (cost basis less fair value) is recognized in earnings.  If the OTTI is triggered by (3), and the entity does not intend to sell the security, only the credit loss (cost basis less amount expected to be recovered) is recognized in earnings.  The remaining difference between the amount expected to be recovered and fair value is recorded in other comprehensive income (“OCI”).

▪
FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosures for interim reporting periods of publicly traded companies, in addition to annual reporting periods.

These FSPs are effective for interim and annual period ending after June 15, 2009, with early adoption permitted if all three are adopted concurrently.  Management is assessing the impact on financial reporting for the second quarter.

2.    INCOME TAXES

A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAM USG and TMG.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

(In thousands of dollars)	For the Quarters Ending March 31,
	2009	2008
Current income taxes
Federal	$1,312	$-
State	406	-

Total current income taxes	1,718	-

Deferred income taxes
Federal	(676)	1,043
State	(119)	347

Total deferred income taxes	(795)	1,390

Investment credits, net	(4)	(5)
Total income taxes	$919	$1,385

Allocated to:
Operating income
- Regulated	$973	$1,364
- Unregulated	(52)	(2)

Subtotal	921	1,362
Discontinued Operations	-	(6)

Total Operating	921	1,356
Other income	(2)	29
Total	$919	$1,385

For the three months ended March 31, 2009, and 2008, the effective income tax rates were 39.5% and 41.3%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in the first quarters of 2009 or 2008.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months, and no adjustments to reported tax benefits were required under FIN 48.  As of March 31, 2009 and 2008, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2004, or earlier.

As required by SFAS 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and accumulated OCI on MPS’s interest rate hedges. For the quarter ended March 31, 2009, and the year ended December 31, 2008, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset of $394,000 at March 31, 2009, and $384,000 at December 31, 2008.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of March 31, 2009, and December 31, 2008:

(In thousands of dollars)
	March 31, 2009	December 31, 2008
Seabrook	$4,357	$4,511
Property	10,655	10,385
Flexible pricing revenue	58	164
Deferred fuel	9,705	10,417
Pension and post-retirement benefits	(5,511)	(5,458)
Other Comprehensive Income	(1,551)	(1,888)
Deferred Directors' Compensation	(524)	(557)
Other	513	587

Net Accumulated Deferred Income Tax Liability	$17,702	$18,161

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines, classified as discontinued operations;

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

  The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”  MAM provides certain administrative support services to MPS and MAM USG, and provided similar services to TMG and its subsidiaries.  The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations.  The cost of corporate services provided to the other unregulated entities remained at the holding company, and were not allocated or charged to the various subsidiaries.

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

	(In thousands of dollars)
	Quarter Ended March 31, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$10,119	$-	$(17)	$10,102
Unregulated Utility Operating Revenues	-	194	-	194

Total Operating Revenues	10,119	194	(17)	10,296

Operating Expenses
Regulated Operation & Maintenance	3,788	-	-	3,788
Unregulated Operation & Maintenance	-	210	83	293
Depreciation	593	3	-	596
Amortization of Stranded Costs	2,700	-	-	2,700
Amortization	30	-	-	30
Taxes Other than Income	451	-	-	451
Income Taxes	973	(8)	(44)	921

Total Operating Expenses	8,535	205	39	8,779

Operating Income (Loss)	1,584	(11)	(56)	1,517
Other Income (Deductions)
Equity in Income of Associated Companies	28	-	-	28
Interest and Dividend Income	1	-	-	1
Other Deductions	(20)	-	-	(20)

Total Other Income (Deductions)	9	-	-	9

Income (Loss) Before Interest Charges	1,593	(11)	(56)	1,526

Interest Charges	107	2	11	120

Net Income (Loss)	$1,486	$(13)	$(67)	$1,406

Total Assets	$130,354	$1,252	$(107)	$131,499

	(In thousands of dollars)
	Quarter Ended March 31, 2008
	Regulated	Unregulated
	Electric Utility	Utility Services	Engineering Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$10,901	$-	$-	$(10)	$10,891
Unregulated Utility Operating Revenues	-	1,296	-	-	1,296

Total Operating Revenues	10,901	1,296	-	(10)	12,187

Operating Expenses
Regulated Operation & Maintenance	3,337	-	-	-	3,337
Unregulated Operation & Maintenance	-	1,180	-	95	1,275
Depreciation	754	1	-	-	755
Amortization of Stranded Costs	2,728	-	-	-	2,728
Amortization	53	-	-	-	53
Taxes Other than Income	453	2	-	(1)	454
Income Taxes	1,364	64	-	(66)	1,362

Total Operating Expenses	8,689	1,247	-	28	9,964

Operating Income (Loss)	2,212	49	-	(38)	2,223
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	33	-	-	(8)	25
Interest and Dividend Income	13	-	-	(9)	4
Other (Deductions) Income	(72)	46	-	2	(24)

Total Other (Deductions) Income	(26)	46	-	(15)	5

Income (Loss) Before Interest Charges	2,186	95	-	(53)	2,228

Interest Charges	199	-	-	54	253

Income (Loss) from Continuing Operations	1,987	95	-	(107)	1,975

Loss from Discontinued Operations:
Loss From Operations	-	-	(15)	-	(15)
Benefit of Income Taxes	-	-	6	-	6
Loss from Discontinued Operations	-	-	(9)	-	(9)

Net Income (Loss)	$1,987	$95	$(9)	$(107)	$1,966

Total Assets	$130,543	$1,614	$638	$178	$132,973

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

No dividends were paid by Maine Yankee in the first quarters of 2009 or 2008.  MPS received dividends of $2,000 from MEPCO in both the first quarters of 2009 and 2008.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:

	Quarters Ended March 31,
	2009	2008
Net Income (in thousands)	$1,406	$1,966
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,679,699	1,677,862
Dilutive Effect of Common Stock Options	703	176
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,680,402	1,678,038

Net Income per Share (Basic)	$0.84	$1.17
Net Income per Share (Diluted)	$0.84	$1.17

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

During the first quarter of 2009, the equivalent of 762 shares was deferred, bringing the total deferred through March 31, 2009, to the equivalent of 35,876 shares.  The share price on that date was $35.37, resulting in a $1.27 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $25,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $174,000 and $171,000 in the first quarters of 2009 and 2008, respectively.

The Company’s policy has been to fund pension costs accrued.  The Company contributed $341,000 for the 2008 plan year in the first quarter of 2009, and does not anticipate any additional contributions for the 2008 plan year.  The Company also expects to contribute approximately $200,000 per quarter during 2009 for 2009 plan year estimated payments.

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Pension Benefits
	Quarters Ended March 31,
	2009	2008
Interest cost	$271	$268
Expected return on plan assets	(292)	(305)
Recognized net actuarial loss	36	19

Net periodic benefit cost	$15	$(18)

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended March 31,
	2009	2008
Service cost	$49	$51
Interest cost	139	137
Expected return on plan assets	(38)	(56)
Amortization of transition obligation	18	18
Amortization of prior service cost	(15)	(15)
Recognized net actuarial loss	50	49

Net periodic benefit cost	$203	$184

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
Request for Confirmation of Interpretation of Cost Allocation Manual

On January 30, 2009, in MPUC Docket No. 2009-60, MPS requested confirmation of its interpretation of how it allocates common costs of the Company among its affiliates under its Cost Allocation Manual.  These costs consist primarily of Board of Directors’ fees, SEC reporting costs, investor relations, and corporate audit and tax fees.  Under the Cost Manual, such common costs are allocated based upon each affiliate’s relative share of direct operating expenses.  The Company has been excluding stranded costs and income taxes from the calculation of allocation rates, on the basis that these are not direct expenses that drive common costs.  On that same basis, MPS proposed to exclude MAM USG subcontractor and materials expenses from the common cost allocation.  The parties in Docket No. 2009-60 are currently in settlement discussions.  Any change would not impact the net income of the corporation, but would impact segment reporting.  For 2008, net income for MPS would have been approximately $123,000 lower, with a corresponding reduction in the net loss for MAM USG.

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

Reduction of Stated Capital of Maine & New Brunswick Electrical Power Company, Ltd.

In the Order Approving Stipulation under MPUC Docket No. 2002-676, “Maine Public Service Company Request for Approval of Reorganization of the Company into a Holding Company Structure,” MPS received permission from the MPUC to wind up and dissolve Me&NB at such future time as MPS deemed appropriate.  In September 2008, MPS filed notice with the MPUC and partially liquidated its investment in Me&NB.  This partial liquidation reduced MPS’s equity investment in Me&NB from $1 million to $150,000, with $850,000 cash returned from Me&NB to MPS.  MPS wired those funds to its First Mortgage Bond Trustee in April 2009, to be held in trust until bondable property additions since the receipt of the funds exceed the balance in the trust account.  MPS anticipates sufficient additions to release the funds during the second or third quarters of 2009.  These funds are reported in Restricted Assets on the March 31, 2009, Consolidated Balance Sheet.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, at the direction of the Maine legislature, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project.  In February 2008, the Company requested to become a member of ISO-NE subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff.  MPS has been an active participant in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate.  The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission.  Since the issuance of its January decision, the Commission has participated actively within the ISO-NE stakeholder process to achieve necessary reforms, and is expected to continue to do so.  The Company cannot predict the outcome of this Docket and reform initiative, nor can it predict what, if any, impact a decision to require CMP and Bangor Hydro to withdraw from ISO-NE would have on MPS.  Finally, the Company cannot predict what action the Maine legislature may take in its review of any Commission decision.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $24.3 million and $26.1 million at March 31, 2009, and December 31, 2008, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its ninth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.2 million; as of March 31, 2009, $2.7 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

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

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, Accounting for Leases.  The following summarizes payments for leases for a period in excess of one year:

	Quarters Ended March 31,
(In thousands of dollars)	2009	2008
Equipment	$20	$5
Building	-	32
Rights of Way	28	-
Total	$48	$37

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of March 31, 2009, for these capital lease arrangements is approximately $411,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

From the inception of the leases through December 31, 2008, the Company recorded depreciation expense and accumulated depreciation on leased assets in accordance with generally accepted accounting principles.  FERC General Instruction No. 20 requires this reduction in the value of computers, office equipment and vehicles under capital lease be reported as rent expense within Operation and Maintenance expense.  The 2009 Consolidated Income Statement reflects this reclassification of $245,000.

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

The fair value of the interest rate hedges, as of March 31, 2009, was a liability of $4.0 million, compared to a liability of $4.8 million at December 31, 2008, a gain in fair value of $844,000.  This gain, less the deferred income tax provision of $338,000, from December 31, 2008, to March 31, 2009, has been reported as “Other Comprehensive Income” on the Consolidated Statement of Shareholders’ Equity.

11.    DISCONTINUED OPERATIONS

MAM divested substantially all of its unregulated engineering operations during 2007.  TMG is presented as discontinued operations in these financials statements through its dissolution in the fourth quarter of 2008.  The net loss for TMG is a result of the operations of Mecel Properties, and is composed of the following:

(in thousands of dollars)	Quarter Ended March 31,
2008
Loss From Operations:
Operating Revenue	$20
Expenses	(35)
Loss from Operations	(15)
Benefit of Income Taxes	6
Net Loss — Unregulated Engineering Services	$(9)

TMG had no assets or liabilities remaining at March 31, 2009, or December 31, 2008.

PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives.  These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements.  We use words such as “anticipate,” “estimate,” “predict,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what the Company expected.  Actual results will differ, and some of the differences may be material.

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

Accounting Policies

   Critical accounting policies are disclosed in the Company’s 2008 Annual Report on Form 10-K.

   Results of Operations and Executive Overview

   Net Income and Earnings Per Share

	Quarters Ended March 31,
(in thousands except per share amounts)	2009	2008
Income (Loss) from Continuing Operations
Regulated Electric Utility	$1,486	$1,987
Unregulated Utility Services	(13)	95
Other*	(67)	(107)
Income from Continuing Operations	1,406	1,975
Loss from Discontinued Operations
Unregulated Engineering Services	-	(9)

Net Income	$1,406	$1,966

Basic Income Per Share	$0.84	$1.17

*The “Other” line includes activities of the holding company (including corporate costs directly associated with the unregulated subsidiaries and costs not allocated to the regulated utility or unregulated utility services) and inter-company eliminations.

Net income above is allocated based upon the segments as presented in Note 3, “Segment Information,” of the Consolidated Financial Statements.  The results by segment are explained more fully in the following sections.

The first quarter 2009 consolidated net income of the Company was down $560,000 or 28.5% when compared to the first quarter of 2008.  There are three primary reasons for this downturn:

1.
Regulated revenues were lower by $789,000 or 7.2% compared to the same quarter last year.  Of that amount, the majority was from the commercial customer class where the wood and lumber industry continues to mirror the national economy, suffering closures and layoffs within our service territory.  Revenues were up approximately $129,000 or 3.0% for residential customers, but residential home owners also are looking to conserve.  These trends started in the middle of 2008 and Management cannot say for certain if, or when, these trends may cease or reverse.

2.
MAM USG, our unregulated contracting subsidiary, had no material projects during the first quarter of 2009, compared to having two large projects in the first quarter of 2008.  The reduction in activity greatly impacted MAM USG revenues, which are down $1.1 million in the first quarter of 2009 compared to the first quarter of 2008.  Because MAM USG expenses for the period were also significantly lower, the resulting impact on its net income was not nearly as great as the impact on its revenues – MAM USG had a small profit in 2008 and a small loss in 2009.

3.
Cost increases at MPS, which are explained more fully in the MPS Regulated Utility Expenses Section below, include an increase in operations and maintenance expenses, net of a reclassification of expense from depreciation to operation and maintenance, by $206,000 or 6.2% over the same quarter in 2008.

We are taking the following steps to address these issues:

•
MPS revenue dollars are partly protected from decreases in volume.  In the Company’s most recent stranded cost rate case, MPUC Docket No. 2006-506, MPS agreed to reconcile annually the projected sales volume on which the stranded cost rates were based to the actual sales volume.  With volume down significantly, MPS recognized revenue and established a regulatory asset of $754,000 in the fourth quarter of 2008 to reflect this reconciliation provision.  A similar adjustment is expected to be made in 2009, if the sales volume remains at current levels.

•	MAM USG has several outstanding bids on projects with developer time horizons within the next one to three years. MAM USG is also pursuing other commercial and industrial projects.

•
We continue to analyze and pursue additional transmission investments which would support the development of additional renewable generation within our service territory as well as possibly provide additional capacity, stabilization, and security for existing customers, principally on the project described in our previous filings as the MPC project.  We continue to work with our partner, Central Maine Power Company, as well as generation developers on matters related to that project.

Strategically, management believes that our strategy of continued growth through the pursuit of prudent transmission and distribution investments, diversification of revenue lines within our core competencies through MAM USG, and cost controls provide the best balance for our shareholders and customers.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended
	March 31,
	2009	2008
Net Income — Regulated Electric Utility (In thousands)	$1,486	$1,987
Earnings Per Share from Regulated Electric Utilities	$0.88	$1.18

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters ended March 31, 2009, and 2008, are as follows:

	2009		2008
	Dollars	MWH	Dollars	MWH
Residential	$4,474	53,855	$4,345	51,422
Large Commercial	816	30,180	1,347	38,004
Medium Commercial	1,743	25,081	1,854	26,346
Small Commercial	2,492	26,359	2,488	25,929
Other Retail	226	852	233	850

Total Regulated Retail	9,751	136,327	10,267	142,551

Other Regulated Operating Revenue	368		634

Total Regulated Revenue	$10,119		$10,901

MPS residential customer revenue volume increased 2,433 MWH or 4.7% from the first quarter of 2008 to the first quarter of 2009.  Due to colder weather in January, heating degree days for the quarter are up slightly, approximately 22 heating degree days or 0.5%. Also, the number of customers using electric heat increased year-over-year, requiring an additional 351 MWH in the first quarter of 2009 compared to the first quarter of 2008.  These volume increases resulted in $206,000 more revenue, while a decrease in average rates reduced revenue approximately $77,000.

Revenue from our large commercial customers continued to decline in the first quarter of 2009.  The manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be the dominant economic forces within MPS’s service area.  Plant shutdowns and slow economic growth in these industries have resulted in a 7,824 MWH or 20.6% reduction in sales volume.  We are continuing our efforts with Aroostook Partnership for Progress, a public/private partnership, to encourage economic development.  Further, under the most recent stranded cost filing, MPUC Docket No. 2006-506, MPS is required to reconcile actual sales volume to expected sales volume, to ensure we do not over- or under-earn on stranded cost rate base due to fluctuations in volume.  This annual adjustment, recorded in December, will partly mitigate the large commercial customer revenue shortfall.

Medium commercial customers also reduced their volume in the first quarter of 2009 compared to the same period of 2008.  This 1,265 MWH or 4.8% decrease is attributable to a combination of fewer customers and lower use by the remaining customers, and resulted in $111,000 less revenue year-over-year.

Small commercial customers increased their electricity use slightly, up 430 MWH or 1.7%, but also experienced a decrease in average rates, resulting in revenue remaining consistent with the prior year.  Other retail revenue was also essentially flat, at $226,000 in first quarter of 2009, compared to $233,000 for the first quarter of 2008.

Other regulated operating revenue is down $266,000 in the first three months of 2009 compared to the same period of 2008.  Transmission wheeling revenue decreased $155,000, due to the reduction in rates effective July 1, 2008.  MPS’s transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed return on assets) less the wheeling revenue earned.  The rates go into effect on July 1 each year, and are calculated from the financial results of the previous calendar year.  Higher wheeling volume in 2007 resulted in the reduction in rates effective July 1, 2008.

Other regulated operating revenue was also reduced by approximately $52,000 due to less miscellaneous service revenue, and by $43,000 for unbilled revenue.  The remaining decrease is due to other smaller changes in other operating revenues.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters ended March 31, 2009, and 2008, regulated operation and maintenance expenses are as follows:

(In thousands of dollars)	2009	2008
Regulated Operation and Maintenance
Labor	$1,207	$1,160
Benefits	398	395
Outside Services	301	261
Holding Company Management Costs	295	275
Insurance	127	131
Regulatory Expenses	311	311
Transportation	189	241
Maintenance	144	149
Rent	429	12
Other	387	402
Total Regulated Operation and Maintenance	$3,788	$3,337

Regulated operation and maintenance expense increased approximately $451,000 or 14% from the first quarter of 2008 to the first quarter of 2009.  The $417,000 increase in rent expenses represented the majority of the increase.  This change was due to higher rent expense from the reclassification of depreciation and amortization of leased assets described more fully in Note 9.

Labor and benefits also increased $50,000, or 3% year-over-year, due to normal pay increases and an increase in the number of employees, partly offset by an increase in capitalized labor.  Outside services are up approximately $40,000, primarily due to an expansion of MPS’s tree trimming program in response to a vegetation management study performed in 2008.

The remainder of the increase in expense is due to other smaller changes in various expense categories.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended March 31,
(In thousands of dollars)	2009	2008
Stranded Costs
Maine Yankee	$69	$588
Seabrook	384	384
Deferred Fuel	2,115	1,560
Cost Incentive Refund	62	62
Cancelled Transmission Plant	-	64
Special Discounts	70	70
Total Stranded Costs	$2,700	$2,728

The stranded cost expenses presented above for both 2009 and 2008 reflect the impact of MPS’s most recent stranded cost rate case, MPUC Docket No. 2006-506.  The amortization amounts for the rest of 2009 are expected to remain consistent with the first quarter.  The changes from prior year are a result of the timing of recovery of stranded costs under the Docket, primarily related to Maine Yankee and deferred fuel.  The recovery of Maine Yankee in the Docket correlates to Maine Yankee’s cost budget, which is decreasing over time, while the recovery of deferred fuel is the levelizing mechanism.

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.

	Quarters Ended March 31,
	2009	2008
Revenue	$194	$1,296
Direct Expenses	134	1,118
Gross Profit	60	178
Other (Expenses) Income	(58)	3
Common Corporate Costs and Facilities Charges	(23)	(22)
Income Tax Benefit (Provision)	8	(64)
Net (Loss) Income — Unregulated Utility Services	$(13)	$95

(Loss) Earnings Per Share from Unregulated Utility Services	$(0.01)	$0.06

MAM USG incurred a loss of $13,000 for the first quarter of 2009, compared to income of $95,000 for the first quarter of 2008.  In 2008, MAM USG was performing work on two significant wind farm projects outside of MPS’s service territory, as well as other smaller projects.  In 2009, such development activity has slowed.  As noted in MAM’s 2008 Form 10-K, MAM USG has hired a new General Manager, and continues to seek opportunities to provide its electrical contracting, engineering, planning, procurement and project management services to developers, generators and others in both the private and public sectors.

Other Continuing Operations

	Quarters Ended
	March 31,
	2009	2008
Net Loss — Other Continuing Operations (in thousands)	$(67)	$(107)
Loss Per Share from Other Continuing Operations	$(0.04)	$(0.06)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses and intercompany eliminations.  The net loss from this segment is $40,000 less in the first quarter of 2009 than 2008, due to a reduction in interest expense, from $54,000 in 2008 to $11,000 in 2009.  This reduction is a combination of the repayment of debt during 2008 and into 2009, and lower interest rates on MAM’s variable rate debt.

Interest Expense

Interest charges decreased from $253,000 in the first quarter of 2008 to $120,000 in the first quarter of 2009.  The decrease is primarily due to lower debt balances, with $3.4 million of short- and long-term debt and capital lease obligations repaid in the first quarter of 2009, in addition to the $6.9 million repaid during 2008.  Also, interest rates have decreased on MAM and MPS’s variable rate debt.

Income Tax Expense / Benefit

The regulated provision for income taxes decreased $391,000 from 2008 to 2009, due to the decrease in net income at MPS.  The decrease in revenue of $789,000 resulted in a $316,000 reduction in income tax expense, with the remainder of the reduction due to higher expenses.

The benefit of income taxes for unregulated continuing operations increased from $2,000 in the first quarter of 2008 to $52,000 in the first quarter of 2009.  The increase is a result of the reduction in income from MAM USG.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These taxes decreased $3,000 from prior year to $451,000 for the quarter ended March 31, 2009.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

 MAM continued to improve its liquidity position in the quarter ended March 31, 2009.  We have paid down approximately $3.4 million of debt during the first three months of 2009.  Our cash flow from operating activities also remains strong as we continue through the stranded cost free cash flow period.  The increased cash flow allowed for the return of our quarterly dividend, with dividends of $0.05 per share paid in January and April 2009.

The Company’s cash and cash equivalents as of March 31, 2009, were $793,000, down $1.1 million from $1.8 million at December 31, 2008.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements as presented in Part I, Item 1 of this Form 10-Q, reflects the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first quarter of 2009 was $5.5 million, compared to $5.7 million in the first quarter of 2008.  The decrease in net income of $560,000 from the first quarter of 2008 to the first quarter of 2009 and the changes in deferred income taxes were the largest factors in the decrease in operating cash flow period-over-period.  In the first quarter of 2008, the Company had a net operating loss carryforward available to reduce its income tax payment obligations.  With the use of the net operating loss carryforward in 2008, MAM’s cash income tax payments have increased from $16,000 in the first quarter of 2008 to $1.1 million in the first quarter of 2009, due to the stranded cost free cash flow.  The largest increase in operating cash flows is $2.4 million in accounts receivable and unbilled revenue from the utility, due to the collection of receivables at MAM USG during 2008, and the reduced activity in this segment in 2009.

Cash flow used for investing activities in the first quarter of 2009 was $3.2 million.  Investments in fixed assets were $2.2 million, and restricted investments increased $849,000 due to the transfer of cash received from the reduction of Me&NB’s stated capital to the first mortgage bond trustee.  The January dividend payment of $84,000 was the remaining use of investing cash.  Cash flow provided by investing activities for the first quarter of 2008 was $329,000, largely as a result of the change in restricted investments which provided cash flows from the capital reserve account upon final payment of the 1998 FAME Notes obligation.  This source of cash was offset by investments in fixed assets of $1.9 million

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of March 31, 2009, MPS is in compliance with these conditions.

As part of the refinancing of short-term borrowings during 2005 and continuing under the revised terms in May of 2008, MAM and MPS agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MAM USG also has similar provisions under its one-year line of credit agreement.  MAM, MPS and MAM USG are in compliance with all debt covenants as of March 31, 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Request for Confirmation of Interpretation of Cost Allocation Manual

On January 30, 2009, in MPUC Docket No. 2009-60, MPS requested confirmation of its interpretation of how it allocates common costs of the Company among its affiliates under its Cost Allocation Manual.  These costs consist primarily of Board of Directors’ fees, SEC reporting costs, investor relations, and corporate audit and tax fees.  Under the Cost Manual, such common costs are allocated based upon each affiliate’s relative share of direct operating expenses.  The Company has been excluding stranded costs and income taxes from the calculation of allocation rates, on the basis that these are not direct expenses that drive common costs.  On that same basis, MPS proposed to exclude MAM USG subcontractor and materials expenses from the common cost allocation.  The parties in Docket No. 2009-60 are currently in settlement discussions.  Any change would not impact the net income of the corporation, but would impact segment reporting.  For 2008, net income for MPS would have been approximately $123,000 lower, with a corresponding reduction in the net loss for MAM USG.

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

Reduction of Stated Capital of Maine & New Brunswick Electrical Power Company, Ltd.

In the Order Approving Stipulation under MPUC Docket No. 2002-676, “Maine Public Service Company Request for Approval of Reorganization of the Company into a Holding Company Structure,” MPS received permission from the MPUC to wind up and dissolve Me&NB at such future time as MPS deemed appropriate.  In September 2008, MPS filed notice with the MPUC and partially liquidated its investment in Me&NB.  This partial liquidation reduced MPS’s equity investment in Me&NB from $1 million to $150,000, with $850,000 cash returned from Me&NB to MPS.  MPS wired those funds to its First Mortgage Bond Trustee in April 2009, to be held in trust until bondable property additions since the receipt of the funds exceed the balance in the trust account.  MPS anticipates sufficient additions to release the funds during the second or third quarters of 2009.  These funds are reported in Restricted Assets on the March 31, 2009, Consolidated Balance Sheet.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, at the direction of the Maine legislature, the MPUC initiated an investigation in Docket No. 2008-156 of Maine utilities continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project.  In February 2008, the Company requested to become a member of ISO-NE subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff.  MPS has been an active participant in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate.  The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission.  Since the issuance of its January decision, the Commission has participated actively within the ISO-NE stakeholder process to achieve necessary reforms, and is expected to continue to do so.  The Company cannot predict the outcome of this Docket and reform initiative, nor can it predict what, if any, impact a decision to require CMP and Bangor Hydro to withdraw from ISO-NE would have on MPS.  Finally, the Company cannot predict what action the Maine legislature may take in its review of any Commission decision.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2008 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Contract Risks at MAM USG

There are risks when MAM USG secures contracts.  Such risks include inaccuracy of cost estimates on fixed rate projects, change order approval risks, professional liability for engineering services and warranty risk.  Also, as a subcontractor on these jobs, we are responsible for meeting manufacturer design and construction specifications for certain equipment, according to our contracts.  There is a risk of liability if these specifications are not met.  Factors mitigating these risks include Management’s experience with estimating utility engineering and construction costs, professional liability insurance coverage, and coordination with manufacturers to meet or waive these specifications.

Financing Risks

MAM and its subsidiaries have financial and other covenants on their financing arrangements.  In the event of a default, the lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.  The Company was in compliance with all debt covenants as of March 31, 2009.

MAM, MAM USG and MPS have interest rate risk due to variable interest rates on financing arrangements.  The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with a derivative interest rate swap transaction on September 9, 2003.

The one-year term of MAM USG’s $500,000 working capital line of credit expires June 30, 2009.  Management is in the process of renewing or replacing this line of credit, but cannot predict how the terms may differ from the terms of the current line.  Also, MAM USG may be required to provide a performance bond for its work on certain projects.  As MAM USG is still a relatively new company, and cannot consider MPS’s balance sheet in its financing arrangements, these bonds are typically secured by a letter of credit for some or all of the value of the performance bond.  Both the line of credit and letters of credit will be considered by lenders in assessing the total credit available to MAM USG.  Particularly in today’s economy, MAM USG may be unable to contract for certain projects due to its limited credit capacity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  May 11, 2009

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer