Form 10-Q
period 2009-06-30
MAINE & MARITIMES CORP
filed 2009-08-13
CIK 1222497

------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2009.

Common Stock, $7.00 par value – 1,681,249 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Regulated Revenues	$7,330	$7,789	$17,432	$18,680
Unregulated Utility Services Revenues	354	2,078	548	3,374
Total Operating Revenues	7,684	9,867	17,980	22,054

Operating Expenses
Regulated Operation and Maintenance	3,766	3,305	7,554	6,642
Unregulated Utility Services Direct Project Expenses	220	2,092	354	3,210
Other Unregulated Operation and Maintenance (1)	229	326	388	483
Depreciation	804	756	1,400	1,511
Amortization of Stranded Costs	2,701	2,728	5,401	5,456
Amortization	42	54	72	107
Taxes Other Than Income	472	452	923	906
(Benefit of) Provision for Income Taxes—Regulated	(228)	193	745	1,557
Benefit of Income Taxes—Unregulated	(55)	(175)	(107)	(177)

Total Operating Expenses	7,951	9,731	16,730	19,695

Operating (Loss) Income	(267)	136	1,250	2,359

Other Income (Deductions)
Equity in Income of Associated Companies	33	41	61	66
Interest and Dividend Income	7	1	8	5
Benefit of (Provision for) Income Taxes	1	19	3	(10)
Other—Net	(35)	(97)	(57)	(92)

Total Other Income (Deductions)	6	(36)	15	(31)

(Loss) Income Before Interest Charges	(261)	100	1,265	2,328

Interest Charges
Long-Term Debt and Notes Payable	455	559	906	1,214
Less: Stranded Costs Carrying Charge	(305)	(403)	(636)	(805)

Total Interest Charges	150	156	270	409

Net (Loss) Income from Continuing Operations	(411)	(56)	995	1,919

Discontinued Operations
Loss on Sale of Discontinued Operations	-	(1)	-	(1)
Loss from Operations	-	(20)	-	(35)
Income Tax Benefit	-	9	-	15

Loss from Discontinued Operations	-	(12)	-	(21)

Net (Loss) Income Available for Common Stockholders	$(411)	$(68)	$995	$1,898

Average Shares of Common Stock Outstanding - Basic	1,680,574	1,678,096	1,680,137	1,677,979
Average Shares of Common Stock Outstanding - Diluted	1,680,574	1,678,096	1,680,810	1,678,729

Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.25)	$(0.03)	$0.59	$1.14

Basic Loss Per Share of Common Stock From Discontinued Operations	-	(0.01)	-	(0.01)

Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.25)	$(0.04)	$0.59	$1.13

Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.25)	$(0.03)	$0.59	$1.14

Diluted Loss Per Share of Common Stock From Discontinued Operations	-	(0.01)	-	(0.01)

Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.25)	$(0.04)	$0.59	$1.13

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

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2009	2008
Cash Flow From Operating Activities
Net Income	$995	$1,898
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	1,400	1,511
Amortization of Intangibles	72	107
Amortization of Seabrook	555	555
Amortization of Cancelled Transmission Plant	-	127
Deferred Income Taxes—Net	(1,379)	408
Deferred Investment Tax Credits	(9)	(10)
Change in Deferred Regulatory and Debt Issuance Costs	4,005	2,811
Change in Benefit Obligations	(276)	153
Change in Deferred Directors' Compensation	(80)	386
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	3,660	(551)
Other Current Assets	(277)	(9)
Accounts Payable	(738)	1,018
Other Current Liabilities	267	314
Other—Net	(99)	(318)
Operating Cash Flows from Continuing Operations	8,096	8,400
Operating Cash Flows from Discontinued Operations	-	98

Net Cash Flow Provided By Operating Activities	8,096	8,498

Cash Flow From Financing Activities
Repayments of Long-Term Debt	(700)	(4,067)
Payments of Capital Lease Obligations	(97)	(92)
Short-Term Debt Repayments, Net	(3,200)	(2,400)

Net Cash Flow Used For Financing Activities	(3,997)	(6,559)

Cash Flow From Investing Activities
Change in Restricted Investments	(916)	2,393
Dividends Paid	(168)	-
Cash Received from Sale of Discontinued Operations	-	573
Investment in Fixed Assets	(3,530)	(4,191)

Net Cash Flow Used For Investing Activities	(4,614)	(1,225)

(Decrease) Increase in Cash and Cash Equivalents	(515)	714
Cash and Cash Equivalents at Beginning of Period	1,846	910

Cash and Cash Equivalents at End of Period	$1,331	$1,624

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$936	$1,336
Income Taxes	$2,391	$1,305
Non-Cash Activities:
Dividends Payable	$84	$-
Fair Market Value of Stock Issued to Directors and Officers	$58	$13

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	June 30,	December 31,
	2009	2008
ASSETS
Plant:
Electric Plant in Service	$112,167	$109,330
Non-Utility Plant	63	66
Less: Accumulated Depreciation	(46,787)	(46,011)

Net Plant in Service	65,443	63,385
Construction Work-in-Progress	3,071	3,104

Total Plant Assets	68,514	66,489

Investments in Associated Companies	1,046	989

Net Plant and Investments in Associated Companies	69,560	67,478

Current Assets:
Cash and Cash Equivalents	1,331	1,846
Accounts Receivable (less allowance for uncollectible accounts of $196 in 2009 and $186 in 2008)	5,971	9,223
Unbilled Revenue from Utility	832	1,240
Inventory	1,195	943
Unbilled Contract Revenue	254	14
Prepayments	254	469

Total Current Assets	9,837	13,735

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,754	3,248
Recoverable Seabrook Costs	7,784	8,339
Regulatory Assets—Deferred Income Taxes	5,397	5,611
Regulatory Assets—Post-Retirement Medical Benefits	5,972	5,985
Deferred Fuel and Purchased Energy Costs	22,520	26,112
Unamortized Premium on Early Retirement of Debt	582	685
Deferred Regulatory Costs	1,453	1,570

Total Regulatory Assets	46,462	51,550

Other Assets:
Unamortized Debt Issuance Costs	143	169
Restricted Investments (at cost, which approximates market)	925	9
Other Assets	1,812	1,577

Total Other Assets	2,880	1,755

Total Assets	$128,739	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	June 30,	December 31,
	2009	2008
Capitalization (see accompanying statement):
Shareholders’ Equity	$47,083	$45,048
Long-Term Debt	24,629	25,425

Total Capitalization	71,712	70,473

Current Liabilities:
Long-Term Debt Due Within One Year	1,508	1,412
Notes Payable to Banks	2,800	6,000
Accounts Payable	4,260	4,866
Accounts Payable—Associated Companies	29	30
Accrued Employee Benefits	1,477	1,608
Customer Deposits	207	102
Taxes Accrued	578	309
Interest Accrued	81	111
Dividends Payable	84	84
Unearned Revenue	9	86

Total Current Liabilities	11,033	14,608

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,837	5,787
Carrying Value of Interest Rate Hedge	2,896	4,800
Uncollected Maine Yankee Decommissioning Costs	2,754	3,248
Other Regulatory Liabilities	830	663
Deferred Income Taxes	17,334	18,161
Accrued Postretirement Benefits and Pension Costs	13,846	14,135
Investment Tax Credits	30	39
Miscellaneous	2,467	2,604

Total Deferred Credits and Other Liabilities	45,994	49,437

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$128,739	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(In thousands of dollars, except share data)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008	1,678,924	$11,752	$1,740	$34,426	$(2,870)	$45,048

Common Stock Issued	1,650	11	49			60

Net Income				995		995

Other Comprehensive Income:
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $4					6	6
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $762					1,142	1,142

Total Other Comprehensive Income						1,148

Total Comprehensive Income						2,143

Dividend ($0.10 per share)				(168)		(168)

Balance, June 30, 2009	1,680,574	$11,763	$1,789	$35,253	$(1,722)	$47,083

MAM had five million shares of $7 per share common stock authorized, with 1,680,574 and 1,678,924 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

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

Discontinued operations reported for 2008 consists of the activity of The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”) and TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd. (“Mecel”).  Each of these discontinued entities has been dissolved.

MAM was a 50% owner of Maricor Properties Ltd, a Canadian company, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. (“Cornwallis”).  MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

MAM is listed on the NYSE Amex under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.  In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business.

Management evaluated subsequent events through August 13, 2009, the date the financial statements were issued.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2008 Annual Report on Form 10-K and updated in the 2009 first quarter Form 10-Q, both of which are hereby incorporated by this reference.

New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

In June 2009 the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  This statement is not expected to have any impact on the Company’s financial statements.

Amendment of FASB Interpretation No. 46(R) - Consolidation of Variable Interest Entities and Accounting for Transfers of Financial Assets an Amendment of FASB Statement No. 140

The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets; and
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Early application is not permitted.  This statement is not expected to have a significant effect on the Company’s financial statements.

Subsequent Events

The FASB has issued FASB Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  This statement did not have a significant effect on the Company’s financial statements.

Fair Value Reporting

The FASB has issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 10, “Fair Value Disclosures.”

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSPs”) related to fair value reporting:

•
FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for measuring fair value under FASB Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.”  The FSP emphasizes that the objective of fair value measurement remains to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The FSP further clarifies that lack of an active market or orderly transactions may require the entity to change the valuation technique or use multiple techniques to determine fair value.  Finally, this FSP expanded the requirement to disclose the inputs and valuation techniques used to measure fair value in annual reporting to also require these disclosures in interim period reporting.

•
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

•
FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosures for interim reporting periods of publicly traded companies, in addition to annual reporting periods.

These FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted if all three are adopted concurrently.  On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” and has included disclosure of the level of inputs for determination of the fair market value of interest rate hedges as described in Note 10 of the “Notes to Consolidated Financial Statements.”  These FSPs did not require additional disclosures at this time.

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

(In thousands of dollars)	For the Quarters Ending June 30,		For the Six Months Ending June 30,
	2009	2008	2009	2008
Current income taxes
Federal	$375	$1,045	$1,687	$1,045
State	144	357	550	357
Foreign	(1)	14	(1)	14

Total current income taxes	518	1,416	2,236	1,416

Deferred income taxes
Federal	(678)	(1,086)	(1,354)	(43)
State	(120)	(335)	(239)	12

Total deferred income taxes	(798)	(1,421)	(1,593)	(31)

Investment credits, net	(4)	(5)	(8)	(10)
Total income taxes	$(284)	$(10)	$635	$1,375

Allocated to:
Operating income
- Regulated	$(228)	$193	$745	$1,557
- Unregulated	(55)	(175)	(107)	(177)

Subtotal	(283)	18	638	1,380
Discontinued Operations	-	(9)	-	(15)

Total Operating	(283)	9	638	1,365
Other income	(1)	(19)	(3)	10
Total	$(284)	$(10)	$635	$1,375

For the six months ended June 30, 2009 and 2008, the effective income tax rates were 39.0% and 42.0%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments and investment tax credit amortization.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first two quarters of 2009 or 2008.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 requires a tax position must be more-likely-than-not in order for the position to be recognized in the financial statements.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months, and no adjustments to reported tax benefits were required under FIN 48.  It is the Company’s policy to accrue interest and penalties, if applicable, related to uncertain tax positions.  As of June 30, 2009 and 2008, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2004, or earlier.

As required by SFAS 109 and FIN 48, Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and accumulated OCI on MPS’s interest rate hedges. For the six months ended June 30, 2009, and the year ended December 31, 2008, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset of $393,000 at June 30, 2009, and $384,000 at December 31, 2008.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of June 30, 2009 and December 31, 2008:

(In thousands of dollars)
	June 30, 2009	December 31, 2008
Seabrook	$4,204	$4,511
Property	10,704	10,385
Flexible pricing revenue	(10)	164
Deferred fuel	8,984	10,417
Pension and post-retirement benefits	(5,485)	(5,458)
Other Comprehensive Income	(1,123)	(1,888)
Deferred Directors' Compensation	(525)	(557)
Other	585	587

Net Accumulated Deferred Income Tax Liability	$17,334	$18,161

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines have been dissolved, but were classified as discontinued operations in prior years;

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

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

	(In thousands of dollars)
	Quarter Ended June 30, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,361	$-	$(31)	$7,330
Unregulated Utility Operating Revenues	-	354	-	354

Total Operating Revenues	7,361	354	(31)	7,684

Operating Expenses
Regulated Operation & Maintenance	3,766	-	-	3,766
Unregulated Operation & Maintenance	-	436	13	449
Depreciation	801	3	-	804
Amortization of Stranded Costs	2,701	-	-	2,701
Amortization	42	-	-	42
Taxes Other than Income	472	-	-	472
Income Taxes	(228)	(35)	(20)	(283)

Total Operating Expenses	7,554	404	(7)	7,951

Operating Loss	(193)	(50)	(24)	(267)
Other Income (Deductions)
Equity in Income of Associated Companies	33	-	-	33
Interest and Dividend Income	7	-	-	7
Other Deductions	(34)	-	-	(34)

Total Other Income	6	-	-	6

Loss Before Interest Charges	(187)	(50)	(24)	(261)

Interest Charges	139	1	10	150

Net Loss	$(326)	$(51)	$(34)	$(411)

	(In thousands of dollars)
	Quarter Ended June 30, 2008
	Regulated	Unregulated
	Electric Utility	Utility Services	Engineering Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,805	$-	$-	$(16)	$7,789
Unregulated Utility Operating Revenues	-	2,078	-	-	2,078

Total Operating Revenues	7,805	2,078	-	(16)	9,867

Operating Expenses
Regulated Operation & Maintenance	3,305	-	-	-	3,305
Unregulated Operation & Maintenance	-	2,344	-	74	2,418
Depreciation	753	3	-	-	756
Amortization of Stranded Costs	2,728	-	-	-	2,728
Amortization	54	-	-	-	54
Taxes Other than Income	451	-	-	1	452
Income Taxes	193	(125)	-	(50)	18

Total Operating Expenses	7,484	2,222	-	25	9,731

Operating Income (Loss)	321	(144)	-	(41)	136
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	42	-	-	(1)	41
Interest and Dividend Income (Expense)	9	-	-	(8)	1
Other (Deductions) Income	(33)	(46)	-	1	(78)

Total Other Income (Deductions)	18	(46)	-	(8)	(36)

Income (Loss) Before Interest Charges	339	(190)	-	(49)	100

Interest Charges	126	-	-	30	156

Income (Loss) from Continuing Operations	213	(190)	-	(79)	(56)

Loss from Discontinued Operations:
Loss on Sale of Discontinued Operations	-	-	(1)	-	(1)
Loss From Operations	-	-	(20)	-	(20)
Benefit of Income Taxes	-	-	9	-	9
Loss from Discontinued Operations	-	-	(12)	-	(12)

Net Income (Loss)	$213	$(190)	$(12)	$(79)	$(68)

	(In thousands of dollars)
	Six Months Ended June 30, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$17,480	$-	$(48)	$17,432
Unregulated Utility Operating Revenues	-	548	-	548

Total Operating Revenues	17,480	548	(48)	17,980

Operating Expenses
Regulated Operation & Maintenance	7,554	-	-	7,554
Unregulated Operation & Maintenance	-	646	96	742
Depreciation	1,394	6	-	1,400
Amortization of Stranded Costs	5,401	-	-	5,401
Amortization	72	-	-	72
Taxes Other than Income	923	-	-	923
Income Taxes	745	(43)	(64)	638

Total Operating Expenses	16,089	609	32	16,730

Operating Income (Loss)	1,391	(61)	(80)	1,250
Other Income (Deductions)
Equity in Income of Associated Companies	61	-	-	61
Interest and Dividend Income	8	-	-	8
Other Deductions	(54)	-	-	(54)

Total Other Income	15	-	-	15

Income (Loss) Before Interest Charges	1,406	(61)	(80)	1,265

Interest Charges	246	3	21	270

Net Income (Loss)	$1,160	$(64)	$(101)	$995

Total Assets	$127,743	$1,300	$(304)	$128,739

	(In thousands of dollars)
	Six Months Ended June 30, 2008
	Regulated	Unregulated
	Electric Utility	Utility Services	Engineering Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$18,706	$-	$-	$(26)	$18,680
Unregulated Utility Operating Revenues	-	3,374	-	-	3,374

Total Operating Revenues	18,706	3,374	-	(26)	22,054

Operating Expenses
Regulated Operation & Maintenance	6,642	-	-	-	6,642
Unregulated Operation & Maintenance	-	3,524	-	169	3,693
Depreciation	1,507	4	-	-	1,511
Amortization of Stranded Costs	5,456	-	-	-	5,456
Amortization	107	-	-	-	107
Taxes Other than Income	904	2	-	-	906
Income Taxes	1,557	(61)	-	(116)	1,380

Total Operating Expenses	16,173	3,469	-	53	19,695

Operating Income (Loss)	2,533	(95)	-	(79)	2,359
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	75	-	-	(9)	66
Interest and Dividend Income	22	-	-	(17)	5
Other (Deductions) Income	(105)	-	-	3	(102)

Total Other Deductions	(8)	-	-	(23)	(31)

Income (Loss) Before Interest Charges	2,525	(95)	-	(102)	2,328

Interest Charges	325	-	-	84	409

Income (Loss) from Continuing Operations	2,200	(95)	-	(186)	1,919

Loss from Discontinued Operations:
Loss on Sale of Discontinued Operations	-	-	(1)	-	(1)
Loss From Operations	-	-	(35)	-	(35)
Benefit of Income Taxes	-	-	15	-	15
Loss from Discontinued Operations	-	-	(21)	-	(21)

Net Income (Loss)	$2,200	$(95)	$(21)	$(186)	$1,898

Total Assets	$128,779	$2,594	$-	$46	$131,419

4.    INVESTMENTS IN ASSOCIATED COMPANIES

Maine Yankee and MEPCO

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of MEPCO, a jointly-owned electric transmission company.  Although MPS’s ownership percentage of these entities is relatively low, it does have influence over the operating and financial decisions of these companies through board representation; therefore, MPS records its investment in MEPCO and Maine Yankee using the equity method.  This treatment is consistent with industry practice for similar jointly-owned units.

No dividends were paid by Maine Yankee in the first half of 2009 or 2008.  MPS received dividends of $2,000 from MEPCO in both the first and second quarters of 2009 and 2008.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (Loss) Income (in thousands)	$(411)	$(68)	$995	$1,898
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,680,574	1,678,096	1,680,137	1,677,979
Dilutive Effect of Common Stock Options	-	-	673	750
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,680,574	1,678,096	1,680,810	1,678,729

Net (Loss) Income per Share (Basic)	$(0.25)	$(0.04)	$0.59	$1.13
Net (Loss) Income per Share (Diluted)	$(0.25)	$(0.04)	$0.59	$1.13

Due to the losses incurred in the second quarters of 2009 and 2008, the stock options were anti-dilutive for those periods.  There were 536 and 574 potentially dilutive shares in the second quarters of 2009 and 2008, respectively.

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

During the second quarter of 2009, the equivalent of 658 shares was deferred, bringing the total deferred through June 30, 2009, to the equivalent of 36,535 shares.  The share price on that date was $34.75, resulting in a $1.27 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  A $1 increase in MAM’s stock price will increase the liability and expense by approximately $37,000.  A $1 decrease in MAM’s stock price will decrease the liability by approximately $37,000.  This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump-sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate, which was 2.625% at June 30, 2009.  The unfunded obligation under this deferral program is $26,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $381,000 and $370,000 in the first half of 2009 and 2008, respectively.

During recent years, the Company’s policy has been to fund pension costs accrued.  In the current year, the Company is funding an amount greater than the current year accrual due to prior underfunding.  The Company contributed $341,000 for the 2008 plan year in the first quarter of 2009, and does not anticipate any additional contributions for the 2008 plan year.  The Company also expects to contribute approximately $200,000 per quarter during 2009 for 2009 plan year estimated payments.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Pension Benefits
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest cost	$271	$268	$542	$537
Expected return on plan assets	(292)	(305)	(584)	(609)
Recognized net actuarial loss	36	19	72	37

Net periodic benefit cost	$15	$(18)	$30	$(35)

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$49	$51	$98	$102
Interest cost	139	137	278	273
Expected return on plan assets	(38)	(56)	(76)	(112)
Amortization of transition obligation	18	18	36	36
Amortization of prior service cost	(15)	(15)	(30)	(30)
Recognized net actuarial loss	50	49	100	99

Net periodic benefit cost	$203	$184	$406	$368

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, MPS filed its updated rates under the 2009 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2008.  The Company and the interveners are currently in the discovery process, and the final change in rates could differ from the initial filing.  MPS cannot determine the final outcome at this time.

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $220,000 or 27% for wholesale customers, effective June 1, 2008, and $631,000 or 17% for retail customers, effective July 1, 2008.  The decrease was primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The interested parties in this Docket reached and filed a settlement with FERC on May 6, 2009.  The Company expects the settlement to be approved by FERC in the near future.

Request for Confirmation of Interpretation of Cost Allocation Manual

Under MPUC Docket 2009-60, MPS requested confirmation of its interpretation of its Cost Allocation Manual.  The Manual provides the process for identifying common costs of the holding company, costs that are not directly associated with the operations of its subsidiaries and for which a cost-causative indirect basis of allocation exists.  MPS proposed to exclude MAM USG subcontractor and materials expenses from the determination of the common cost allocation.  The Commission approved a Stipulation signed by all interested parties on June 6, 2009.  Under the approved Stipulation, the Company will exclude stranded costs, income taxes, depreciation, amortization, materials and one-third of subcontractor expenses from the common cost calculation.  This change does not impact the current year net income of the corporation, but does impact segment reporting.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of CMP and Bangor Hydroelectric Company’s continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project.  In February 2008, MPS made a request to become a member of ISO-NE, subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff.  MPS participated in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate.  The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission.  The Commission participated actively within the ISO-NE stakeholder process to achieve reforms.  On June 30, 2009, the Commission issued an order in Docket No. 2008-156 in which it concluded that alternatives to the Maine transmission owners’ membership in ISO-NE, such as a Maine only ISO, would not provide cost savings to Maine’s ratepayers and that achieving reforms within ISO-NE are currently the Maine utilities’ best option to fulfill their energy objectives.  The Commission thus allowed CMP and BHE to go forward with an automatic two-year renewal of the underlying Transmission Owners Agreement (“TOA”) between the Maine Transmission Owners and ISO-NE.  The Commission also outlined further reforms it wished the Maine Transmission Owners to pursue with ISO-NE in the context of the TOA.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $22.5 million and $26.1 million at June 30, 2009, and December 31, 2008, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines.  The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period.  MPS is currently in its ninth year of this ten-year program.  Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary.  The current total estimated cost of the project is $3.2 million; as of June 30, 2009, $2.7 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheets as “Accrued Removal Obligations.”

Financial Information System Hosting Agreement

In 2007, the Company renegotiated its Financial Information System Hosting Agreement with OneNeck IT Services to host and provide technical and functional support for the integrated Oracle Financial Information System.  The base hosting fees were reduced to $537,500 per year for 2007 through 2013.

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, “Accounting for Leases.”  The following summarizes payments for leases for a period in excess of one year:
	Six Months Ended June 30,
(In thousands of dollars)	2009	2008
Equipment	$24	$10
Building	-	97
Rights of Way	28	-
Total	$52	$107

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of June 30, 2009, for these capital lease arrangements is approximately $362,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

From the inception of the leases through December 31, 2008, the Company recorded depreciation expense and accumulated depreciation on leased assets in accordance with generally accepted accounting principles.  FERC General Instruction No. 20 requires this reduction in the value of computers, office equipment and vehicles under capital lease be reported as rent expense within Operation and Maintenance expense.  The 2009 Consolidated Income Statement reflects this reclassification of $245,000, which was recorded in the first quarter.

10.    FAIR VALUE DISCLOSURES

Currently, the Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.  This valuation relies on Level 2 inputs as described in FASB Statement No. 157, “Fair Value Measurements.”  Level 2 inputs are inputs other than quoted prices that are observable for the asset of liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

At June 30, 2009, MPS had two long-term debt issues outstanding with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates.  On September 9, 2003, MPS executed swap agreements for the variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues.  For the two series of tax-exempt bonds issued by the MPUFB, the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.  Gains or losses in the fair market value of the interest rate swaps do not impact the Company’s net income or revenues, unless MPS’s shareholder’s common equity falls below the minimum allowable 48% of common equity rate, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

As of June 30, 2009, the fair value of the interest rate hedges was a liability of $2.9 million, compared to a liability of $4.8 million at December 31, 2008, a gain in fair value of $1.9 million.  This gain, less the deferred income tax provision of $762,000 from December 31, 2008 to June 30, 2009, has been reported as “Other Comprehensive Income” on the Consolidated Statement of Shareholders’ Equity.  The difference between the fixed rates and the underlying variable rates on the issues was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

The following table presents the notional amounts and estimated fair values of the Company’s interest rate derivative contracts outstanding at June 30, 2009 and December 31, 2008.  The Company utilizes dealer quotations to value its interest rate derivative contracts designated as hedges.

(in thousands)		June 30, 2009		December 31, 2008
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges:
Interest rate swaps on 1996 Series Notes	Other Liabilities	$13,600	$1,652	$13,600	$2,678
Interest rate swaps on 2000 Series Notes	Other Liabilities	$9,000	$1,245	9,000	2,121

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on 1996 Series Notes	2.31%	4.42%
Fair value hedge interest rate swaps on 2000 Series Notes	2.43%	4.53%

11.    DISCONTINUED OPERATIONS

MAM divested substantially all of its unregulated engineering operations during 2007.  TMG is presented as discontinued operations in these financial statements through its dissolution in the fourth quarter of 2008.  The net loss for TMG is a result of the operations of Mecel Properties, and is composed of the following:

(in thousands of dollars)	Quarter Ended	Six Months Ended
	June 30, 2008
Loss From Operations:
Loss on Sale of Discontinued Operations	$(1)	$(1)
Operating Revenue	6	26
Expenses	(26)	(61)
Loss from Operations	(21)	(36)
Benefit of Income Taxes	9	15
Net Loss — Unregulated Engineering Services	$(12)	$(21)

TMG had no assets or liabilities remaining at June 30, 2009 or December 31, 2008.

12.    SUBSEQUENT EVENTS

MAM USG’s $500,000 Bank of America one-year line of credit agreement expired June 30, 2009.  On July 7, 2009, MAM and MAM USG jointly entered into a $4.0 million two-year credit facility with Bank of America to replace this line.  The $4.0 million facility is structured to allow MAM and/or MAM USG to use the credit capacity as either a line of credit or letters of credit.  MAM USG may use the letter of credit option as a way to secure performance bonding required for some projects.

Interest on the line of credit or any letters of credit that are drawn on is at LIBOR plus 2.25%.  There is also a 0.375% commitment fee on the unused balance.  The interest rate at June 30, 2009 was at the Bank of America prime rate, or the optional rate of LIBOR plus 200 basis points.

This credit facility has certain covenants, including maintaining a MAM consolidated interest coverage ratio of 2.5:1 on a 12-month rolling average.  Failure to comply with this covenant or a default on MPS debt is an event of default under the terms of this agreement.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2008 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net Income and Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2009	2008	2009	2008
Income (Loss) from Continuing Operations
Regulated Electric Utility	$(326)	$213	$1,160	$2,200
Unregulated Utility Services	(51)	(190)	(64)	(95)
Other*	(34)	(79)	(101)	(186)
(Loss) Income from Continuing Operations	(411)	(56)	995	1,919
Loss from Discontinued Operations
Unregulated Engineering Services	-	(12)	-	(21)

Net (Loss) Income	$(411)	$(68)	$995	$1,898

Basic and Diluted (Loss) Income Per Share	$(0.25)	$(0.04)	$0.59	$1.13

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

The consolidated net income of the Company was down $343,000 when compared to the second quarter of 2008 and down $903,000 or 48% for the six months ended June 30, 2009 over the previous year.  Following a similar trend as in late 2008 and for the first quarter of 2009, there are two primary reasons for this downturn:

1.
Revenues for MPS were down substantially, falling by $444,000 or 5.7% over the same quarter last year.  Year to date MPS revenues were off by $1.2 million or 6.6%.  While revenues for all customer classes are down year to date, the most significant decrease was from the commercial customer class where the wood and lumber industry continues to struggle within our service territory.  Revenue from our large commercial class of customers was down by approximately 34% for the first half of the year or $786,000.  Revenues were stable for residential customers, remaining flat year to date.  These trends started in the middle of 2008 and Management cannot say for certain if, or when, these trends may reverse.

2.
MAM USG, the unregulated contracting subsidiary, had no material projects during the first half of 2009, greatly reducing its revenue.  Revenue decreased $1.7 million for the second quarter of 2009 and by $2.8 million for the first half of the year, compared to the first half of 2008 when there were two large projects in process.  The resulting impact to net income was to decrease the loss of $190,000 in the second quarter of 2008 to a loss of $51,000 for the second quarter of 2009.  However, with MAM USG not providing revenues to cover otherwise fixed costs for the consolidated entity, the overall corporation’s net income was adversely affected by approximately $87,000 on a year-to-date basis.

There are certain factors which could help offset these issues:

•
We anticipate that some portion of the downturn in MPS revenue will be collected as additional stranded costs during the next stranded cost rate effective period pursuant to a “true-up” mechanism instituted in MPUC Docket 2006-506 under which MPS will recognize previously uncollected revenue for the stranded cost rate component during the year.  Management estimates that this revenue adjustment for year-to-date revenue shortfalls will be approximately $500,000.  These stranded cost revenue shortfall amounts will be capitalized as a regulatory asset and collected over time from ratepayers.

•
MAM USG has several outstanding bids on projects with developer time horizons within the next one to three years.  MAM USG is also pursuing other commercial and industrial projects, as well as looking at additional products and services it may be able to provide.

•
We continue to analyze and pursue components of the MPC project as an additional transmission investment which would support the development of renewable generation within our service territory as well as provide additional capacity, stabilization, and security for existing customers.  As part of this effort, we are continuing discussions with our partner, Central Maine Power, as well as generation developers, state and federal regulators, and state and federal political representatives.  The Company’s recent efforts have been focused on a 25-mile phase between the Houlton vicinity and the existing 345 KV MEPCO line.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (Loss) Income — Regulated Electric Utility (In thousands)	$(326)	$213	$1,160	$2,200
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.19)	$0.13	$0.69	$1.31

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters and six months ended June 30, 2009, and 2008, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,424	40,317	$3,561	41,212	$7,898	94,172	$7,906	92,634
Large Commercial	694	31,979	949	37,399	1,510	62,159	2,296	75,403
Medium Commercial	963	23,088	1,061	24,346	2,706	48,169	2,916	50,691
Small Commercial	1,315	20,107	1,394	21,409	3,807	46,466	3,882	47,338
Other Retail	229	854	231	848	455	1,706	463	1,699

Total Regulated Retail	6,625	116,345	7,196	125,214	16,376	252,672	17,463	267,765

Other Regulated Operating Revenue	736		609		1,104		1,243

Total Regulated Revenue	$7,361		$7,805		$17,480		$18,706

MPS residential customer revenue volume decreased 895 MWH or 2.2% from the second quarter of 2008 to the second quarter of 2009.  This volume decrease resulted in $77,000 less revenue, while a decrease in average rates also reduced residential revenue approximately $60,000, for a total decrease of $137,000.

In the second quarter of 2009, large commercial customer volume is down 5,420 MWH or 14.5% compared to the same period of 2008.  This volume decrease caused a $138,000 decrease in revenue, while a decrease in average rates also decreased revenue by $117,000.  The lower usage is due to various companies in our service territory, primarily in wood- and lumber-related industries, scaling back operations or closing.  We continue our efforts with Aroostook Partnership for Progress and Leaders Encouraging Aroostook Development, two of northern Maine’s economic development organizations, to encourage growth in our service territory.  As well, under its stranded cost filing in MPUC Docket No. 2006-506, MPS reconciles actual sales volume to expected sales volume to ensure we do not over- or under-earn on stranded cost rate base due to fluctuations in volume.  This annual adjustment, recorded in December, will partly mitigate the large commercial customer revenue shortfall.

Medium and small commercial customers also reduced their volume in the second quarter of 2009 compared to the same period of 2008.  The 1,258 MWH or 5.2% decrease in medium commercial usage is attributable to a combination of fewer customers and lower use by the remaining customers, and resulted in $98,000 less revenue year-over-year.  The 1,302 MWH or 6.1% decrease in small commercial usage resulted in a $79,000 decrease in this revenue class year-over-year.  These decreases in sales volume have continued from the first quarter, and are due primarily to customers ceasing or cutting back operations, or implementing conservation efforts.

Other retail revenue was essentially flat, at $229,000 in second quarter of 2009, compared to $231,000 for the second quarter of 2008.

Other regulated operating revenue is up $127,000 in the second quarter of 2009 compared to the same period of 2008, mainly due to increases in transmission wheeling revenue and unbilled revenue of $35,000 and $95,000, respectively.  The remaining $3,000 decrease is due to other smaller changes in other operating revenues.

Consistent with the first quarter, residential customer revenue volume has increased for the year to date by 1,538 MWH or 1.7% from the first half of last year.  The lower average residential customer rates this year reduced revenue by $139,000.  However, with the volume increase contributing $131,000 more revenue than last year, overall residential revenue is down only $8,000 year to date.   Medium and small commercial customer sales decreased $285,000 from the first half of 2008 to the first half of 2009, with volume down 3,394 MWH or 3.5%.

Large commercial customers have contributed $786,000 less revenue in the first half of 2009 than in the first half of 2008, on 13,244 or 17.6% fewer MWH.  The reduced sales volume to the customers identified in the quarterly explanation above was also the largest impact year-to-date.

Other retail revenue is down for the year to date, approximately $8,000 and 7 MWH.  Other regulated operating revenue is also down $139,000 year-over-year.  Wheeling revenue was down significantly compared to the same period of 2008 due to lower transmission rates, contributing $121,000 less revenue in the first six months.  Miscellaneous service revenue was also lower by $40,000 from 2008.  These decreases were partly offset by the increase in unbilled revenue of approximately $53,000, and other smaller differences.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

Regulated Utility Expenses

For the quarters and six months ended June 30, 2009, and 2008, regulated operation and maintenance expenses are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2009	2008	2009	2008
Regulated Operation and Maintenance
Labor	$1,317	$1,093	$2,524	$2,253
Benefits	446	203	844	597
Outside Services	392	246	694	507
Holding Company Management Costs	392	696	688	971
Insurance	146	127	273	258
Regulatory Expenses	274	303	585	613
Transportation	187	209	376	450
Maintenance	165	160	309	309
Rent	60	28	489	40
Other	387	240	772	644
Total Regulated Operation and Maintenance	$3,766	$3,305	$7,554	$6,642

Regulated operation and maintenance expense increased approximately $461,000 or 14% from the second quarter of 2008 to the second quarter of 2009.  The $467,000 increase in labor and benefits expenses represented the majority of the increase.  The increase in labor and benefits is due to several factors:  normal pay increases, an increase in the number of employees from 138 at December 31, 2008 to 140 at June 30, 2009, a $108,000 increase in contingent health insurance expense, and a $150,000 decrease in capitalized labor and benefits.  Employees in several departments spent more time on capital, deferred and billable work in 2008 than in 2009.

Outside services are up approximately $146,000, primarily due to an expansion of MPS’s tree trimming program in response to a vegetation management study performed in 2008.  Also, bad debt expense (classified within “Other” above) was up $52,000 year-over-year.  These increases were partly offset by a $304,000 decrease in holding company management costs, partly due to a decrease in the value of deferred directors’ compensation and to a smaller pool of other common costs to be allocated to the utility.  The remainder of the increase in expense is due to other smaller changes in various expense categories.

Year-to-date, regulatory operation and maintenance expenses are up $912,000 or 13.7%.  The increases include:

▪	Labor and benefits expenses are up $518,000 year-over-year for the same reasons mentioned above.

▪	Rent expense increased $449,000 due to the reclassification of depreciation and amortization of leased assets, described more fully in Note 9.

▪
Outside services have increased $187,000, from $507,000 for the first six months of 2008 to $694,000 for the first six months of 2009.  As noted in the first quarter, the vegetation management program has been expanded.

A decrease in holding company management costs for the first two quarters of 2009 partly offsets these increases.  Holding company management costs have decreased $283,000 year-to-date, due, in part, to the smaller cost pool to be allocated to the regulated utility, and to the decrease in the value of deferred directors’ compensation.

The remainder of the increase in expense is due to other smaller changes in various expense categories.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2009	2008	2009	2008
Stranded Costs
Maine Yankee	$70	$588	$139	$1,176
Seabrook	385	384	769	768
Deferred Fuel	2,115	1,559	4,230	3,119
Cost Incentive Refund	63	63	125	125
Cancelled Transmission Plant	-	64	-	128
Special Discounts	68	70	138	140
Total Stranded Costs	$2,701	$2,728	$5,401	$5,456

The stranded cost expenses presented above for both 2009 and 2008 reflect the impact of MPS’s most recent stranded cost rate case, MPUC Docket No. 2006-506.  The amortization amounts for the remainder of 2009 are expected to remain consistent with the first and second quarters.  The changes from prior year are a result of the timing of the stranded cost recovery under the Docket, primarily related to Maine Yankee and deferred fuel.  The recovery of Maine Yankee in the Docket correlates to Maine Yankee’s cost budget, which is decreasing over time, while the recovery of deferred fuel is the levelizing mechanism.

Unregulated Utility Services

Unregulated Utility Services are comprised of the operations of MAM USG.

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$354	$2,078	$548	$3,374
Direct Expenses	220	2,092	354	3,210
Gross Profit (Loss)	134	(14)	194	164
Other Expenses	(179)	(114)	(237)	(111)
Common Corporate Costs and Facilities Charges	(41)	(187)	(64)	(209)
Income Tax Benefit	35	125	43	61
Net Loss — Unregulated Utility Services	$(51)	$(190)	$(64)	$(95)

Loss Per Share from Unregulated Utility Services	$(0.03)	$(0.11)	$(0.04)	$(0.06)

MAM USG incurred a loss of $51,000 for the second quarter of 2009, compared to a loss of $190,000 for the second quarter of 2008.  In 2008, MAM USG was performing work on two significant wind farm projects outside of MPS’s service territory, as well as other smaller projects.  In 2009, such development activity has slowed.  As noted in MAM’s 2008 Form 10-K, MAM USG has hired a new General Manager, and continues to seek opportunities to provide its electrical contracting, engineering, planning, procurement and project management services to developers, generators and others in both the private and public sectors.

Other Continuing Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Loss — Other Continuing Operations (in thousands)	$(34)	$(79)	$(101)	$(186)
Loss Per Share from Other Continuing Operations	$(0.02)	$(0.05)	$(0.06)	$(0.11)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses, and intercompany eliminations.  The net loss from this segment is $45,000 lower in the second quarter of 2009 than the second quarter of 2008, and $85,000 less for 2009 than 2008 year-to-date.  The improvement is due to a reduction in operation and maintenance expenses of $61,000 for the quarter and $73,000 for the year-to-date and a reduction in interest expense of $20,000 for the quarter and $63,000 for the year-to-date.  This reduction is a combination of the repayment of debt during 2008 and into 2009, and lower interest rates on MAM’s variable rate debt.

Interest Expense

Interest charges decreased by $6,000 from the second quarter of 2008 to the second quarter of 2009, and by $139,000 for 2009 year-to-date, compared to the same period in 2008.  The decrease is primarily due to lower debt balances, with $4.0 million of short- and long-term debt and capital lease obligations repaid in the first half of 2009, in addition to the $6.9 million repaid during 2008.  Also, interest rates have decreased on MAM and MPS’s variable rate debt.

Income Tax Expense / Benefit

The regulated provision for income taxes decreased $421,000 from the second quarter of 2008 to the second quarter of 2009, and $812,000 from the first half of 2008 to the first half of 2009, due to the decrease in net income at MPS.  The decreases in revenue of $459,000 and $1.2 million for the quarter and year-to-date resulted in $184,000 and $499,000 reductions in income tax expense, respectively, with the remainder of the reduction due to higher expenses.

The benefit of income taxes for unregulated continuing operations decreased from $175,000 in the second quarter of 2008 to $55,000 in the second quarter of 2009.  This income tax benefit also decreased from $177,000 in the first half of 2008 to $107,000 in the first half of 2009.  The decreases are due to reductions in the losses of MAM and MAM USG.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These taxes increased $20,000 from the second quarter of 2008 to the second quarter of 2009, and $17,000 for the year to date from 2008 to 2009.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM has continued the trend of improving its liquidity position as we did in the first quarter of 2009.  In the six months ended June 30, 2009, we have reduced our consolidated short-term debt by $3.2 million, and long-term debt by $700,000.  MAM has reduced its outstanding short-term debt by $2.8 million compared with June 30, 2008.

The Company’s cash and cash equivalents as of June 30, 2009, were $1.3 million, down $515,000 from December 31, 2008.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements, as presented in Part I, Item 1 of this Form 10-Q, reflect the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first six months of 2009 amounted to $8.1 million, compared to $8.4 million in the first six months of 2008.  While net income was down by $903,000, the increase in collection of stranded cost cash flows from our customers for the first two quarters of 2009, compared to the first two quarters of 2008, of $1.2 million and the decrease in accounts receivable of $3.0 million as a result of fewer MAM USG projects at June 30, 2008, were the most significant positive factors making up for the net income shortfall.  These positive cash flow factors were offset by decreases in accounts payable and in deferred taxes.

Cash flow used for financing included the repayment of short- and long-term debt totaling $3.9 million in the first six months of 2009, as well as $97,000 payment of capital lease obligations.  Cash flow used for financing activities for the first six months of 2008 totaled $6.5 million from reductions in debt and an additional $92,000 reduction for payment of capital leases.

Cash flow used for investing activities for the first half of 2009 was $4.6 million consisting of $3.5 million for investments in fixed assets, $168,000 for payments of dividends, and $915,000, which was transferred to our first mortgage bond trustee and recorded as restricted cash on our balance sheet.  This restricted cash is for a partial liquidation of our inactive subsidiary, Me & NB, as we look to employ our capital in our continuing businesses.  We will receive this restricted cash back from our trustee as soon as we apply subsequent property additions, which are expected during the third quarter.  For the first six months of 2008, cash flow used for investing activity totaled $1.2 million.  The $4.1 million investment in fixed assets was offset by $2.4 million of incoming cash from the transfer of restricted cash from our FAME note trustees set aside for repayment of debt which was retired in 2008.  An additional offset in 2008 was $573,000 proceeds from the sale of some discontinued real-estate assets.

On July 7, 2009, MAM and MAM USG reached terms on an amendment to MAM USG’s debt agreement with Bank of America, which expired on June 30, 2009.  This amendment is disclosed in our financial statements under Note 12.  MAM and MAM USG jointly entered into the $4.0 million two-year credit facility with Bank of America to replace the previous $500,000 line.  The facility is structured to allow MAM and/or MAM USG to use the credit capacity as either a line of credit or letters of credit.  MAM USG may use the letter of credit option as a way to secure performance bonding required for some projects.  Interest on the line of credit or any letters of credit that are drawn on is at LIBOR plus 2.25%.  There is also a 0.375% commitment fee on the unused balance.  This credit facility has certain covenants, including maintaining a MAM consolidated interest coverage ratio of 2.5:1 on a 12-month rolling average.  Failure to comply with this covenant or a default on MPS debt is an event of default under the terms of this amendment.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, MPS filed its updated rates under the 2009 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.  The decrease is primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2008.  The Company and the interveners are currently in the discovery process, and the final change in rates could differ from the initial filing.  MPS cannot determine the final outcome at this time.

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $220,000 or 27% for wholesale customers, effective June 1, 2008, and $631,000 or 17% for retail customers, effective July 1, 2008.  The decrease was primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The interested parties in this Docket reached and filed a settlement with FERC on May 6, 2009.  The Company expects the settlement to be approved by FERC in the near future.

Request for Confirmation of Interpretation of Cost Allocation Manual

Under MPUC Docket 2009-60, MPS requested confirmation of its interpretation of its Cost Allocation Manual.  The Manual provides the process for identifying common costs of the holding company, costs that are not directly associated with the operations of its subsidiaries and for which a cost-causative indirect basis of allocation exists.  MPS proposed to exclude MAM USG subcontractor and materials expenses from the determination of the common cost allocation.  The Commission approved a Stipulation signed by all interested parties on June 6, 2009.  Under the approved Stipulation, the Company will exclude stranded costs, income taxes, depreciation, amortization, materials and one-third of subcontractor expenses from the common cost calculation.  This change does not impact the current year net income of the corporation, but does impact segment reporting.

MPUC Investigation of Maine Utilities Continued Participation in ISO-NE

On April 8, 2008, the MPUC initiated an investigation in Docket No. 2008-156 of CMP and Bangor Hydroelectric Company’s continued participation in ISO-NE and the New England Regional Transmission Organization.  MPS is not currently a member of ISO-NE, but was made a party to the case by the Commission in light of the potential integration of the ISO-NE and northern Maine markets by means of the MPC Project.  In February 2008, MPS made a request to become a member of ISO-NE, subject to certain conditions, including the inclusion of the costs of the MPC Project in the ISO-NE regional transmission tariff.  MPS participated in this Docket.

On January 16, 2009, the MPUC determined that the status quo relationship with ISO-NE was inadequate.  The Commission ordered CMP and Bangor Hydro to move forward and negotiate meaningful reform to benefit Maine consumers with the assistance of the Commission.  The Commission participated actively within the ISO-NE stakeholder process to achieve reforms.  On June 30, 2009, the Commission issued an order in Docket No. 2008-156 in which it concluded that alternatives to the Maine transmission owners’ membership in ISO-NE, such as a Maine only ISO, would not provide cost savings to Maine’s ratepayers and that achieving reforms within ISO-NE are currently the Maine utilities’ best option to fulfill their energy objectives.  The Commission thus allowed CMP and BHE to go forward with an automatic two-year renewal of the underlying Transmission Owners Agreement (“TOA”) between the Maine Transmission Owners and ISO-NE.  The Commission also outlined further reforms it wished the Maine Transmission Owners to pursue with ISO-NE in the context of the TOA.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2008 Form 10-K and MAM’s 2009 Form 10-Q are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Financing Risks

MAM and its subsidiaries have financial and other covenants on their financing arrangements.  In the event of a default, the lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.  The Company was in compliance with all debt covenants as of June 30, 2009.

MAM, MAM USG and MPS have interest rate risk due to variable interest rates on financing arrangements.  The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with an interest rate swap transaction on September 9, 2003.

The one-year term of MAM USG’s $500,000 working capital line of credit expired on June 30, 2009.  MAM and MAM USG jointly entered into a $4.0 million two-year credit facility with Bank of America to replace this line.  The $4.0 million facility is structured to allow MAM and/or MAM USG to use the credit capacity as either a line of credit or letters of credit.  MAM USG may use the letter of credit option as a way to secure performance bonding required for some projects.  Both the line of credit and letters of credit will be considered by lenders in assessing the total credit available to MAM USG.  Particularly in today’s economy, MAM USG may be unable to contract for certain projects due to its limited credit capacity.

Interest on the line of credit or any letters of credit that are drawn on is at LIBOR plus 2.25%.  There is also a 0.375% commitment fee on the unused balance.

This credit facility has certain covenants, including maintaining a MAM consolidated interest coverage ratio of 2.5:1 on a 12-month rolling average.  Failure to comply with this covenant or a default on MPS debt is an event of default under the terms of this facility.

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

MPS adjusts its transmission rates annually; the most recent change was on July 1, 2009.  Distribution and stranded cost rates did not change during 2008.  In 2009, MPS anticipates a rate filing for stranded cost rates to be effective January 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time.  MPS does not anticipate any adjustments to distribution rates will occur in 2009.

MPS is also subject to local regulations, which may impact the location of our transmission and distribution facilities, and our ability to make repairs and upgrades to our facilities.

Other changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively.  Such changes could include changes in tax rates or changes in environmental or workplace laws.

Interest Rate and Debt Covenant Risk

MAM, MAM USG and MPS have financial and other covenants on their financing arrangements. In the event of a default, the lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.  The Company was in compliance with all debt covenants as of June 30, 2009.

MAM and MPS have interest rate risk due to variable interest rates on financing arrangements.  The Company has mitigated a portion of this risk by fixing interest rates on three MPS variable rate debt issues with a derivative interest rate swap transaction on September 9, 2003.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of the Shareholders of Maine & Maritimes Corporation held on May 12, 2009, two matters were voted upon.

First was the election of the following directors for terms ending in 2012, with the following results:

	For	Withheld	Total Shares Voted
Robert E. Anderson	1,066,507	515,344	1,581,851
Michael W. Caron	1,570,292	11,560	1,581,852
Nathan L. Grass	1,559,089	22,762	1,581,851

Second, the ratification of the appointment of Caturano and Company, P.C., formerly Vitale, Caturano & Company as the Company’s independent auditors for the fiscal year ended December 31, 2009, was submitted to the shareholders for approval.  The vote results were as follows:

Number of Votes
For the Proposal	1,566,341
Against the Proposal	13,009
Abstentions	2,502

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•	Exhibit 10 Change of Control Agreement

•	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  August 13, 2009

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer