Form 10-Q
period 2009-09-30
MAINE & MARITIMES CORP
filed 2009-11-12
CIK 1222497

------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2009.

Common Stock, $7.00 par value – 1,681,924 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Regulated Revenues	$7,273	$7,805	$24,705	$26,485
Unregulated Utility Services Revenues	29	4,463	577	7,837
Total Operating Revenues	7,302	12,268	25,282	34,322
Operating Expenses
Regulated Operation and Maintenance	4,371	2,949	11,925	9,591
Unregulated Utility Services Direct Project Expenses	17	4,530	371	7,740
Other Unregulated Operation and Maintenance (1)	210	204	598	687
Depreciation	811	766	2,211	2,277
Amortization of Stranded Costs	2,700	2,728	8,101	8,184
Amortization	42	54	114	161
Taxes Other Than Income	441	430	1,364	1,336
(Benefit of) Provision for Income Taxes—Regulated	(467)	(10)	278	1,547
(Benefit of) Provision for Income Taxes—Unregulated	(91)	354	(198)	177
Total Operating Expenses	8,034	12,005	24,764	31,700
Operating (Loss) Income	(732)	263	518	2,622
Other Income (Deductions)
Equity in Income of Associated Companies	37	37	98	103
Interest and Dividend Income	-	1	8	6
Benefit of (Provision for) Income Taxes	4	3	7	(7)
Other—Net	(11)	(3)	(68)	(95)
Total Other Income	30	38	45	7
(Loss) Income Before Interest Charges	(702)	301	563	2,629
Interest Charges
Long-Term Debt and Notes Payable	449	543	1,355	1,757
Less Stranded Costs Carrying Charge	(274)	(370)	(910)	(1,175)
Total Interest Charges	175	173	445	582
Net (Loss) Income from Continuing Operations	(877)	128	118	2,047
Discontinued Operations
Loss on Sale of Discontinued Operations	-	-	-	(1)
Income (Loss) from Operations	-	3	-	(32)
Income Tax (Provision) Benefit	-	(2)	-	13
Income (Loss) from Discontinued Operations	-	1	-	(20)
Net (Loss) Income Available for Common Stockholders	$(877)	$129	$118	$2,027
Average Shares of Common Stock Outstanding - Basic	1,681,249	1,678,249	1,680,507	1,678,069
Average Shares of Common Stock Outstanding - Diluted	1,681,249	1,678,982	1,681,237	1,678,405
Basic (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.52)	$0.08	$0.07	$1.22
Basic Loss Per Share of Common Stock From Discontinued Operations	-	-	-	(0.01)
Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.52)	$0.08	$0.07	$1.21
Diluted (Loss) Earnings Per Share of Common Stock From Continuing Operations	$(0.52)	$0.08	$0.07	$1.22
Diluted Loss Per Share of Common Stock From Discontinued Operations	-	-	-	(0.01)
Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.52)	$0.08	$0.07	$1.21
(1) Other unregulated operation and maintenance expense and income tax benefits included in continuing operations is the activity of the holding company, including operating expenses of MAM USG, other corporate costs directly associated with unregulated operations, and other costs that cannot be charged to the regulated utility.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
Cash Flow From Operating Activities
Net Income	$118	$2,027
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	2,211	2,277
Amortization of Intangibles	114	161
Amortization of Seabrook	833	833
Amortization of Cancelled Transmission Plant	-	191
Deferred Income Taxes—Net	(2,085)	(50)
Deferred Investment Tax Credits	(13)	(15)
Change in Deferred Regulatory and Debt Issuance Costs	6,192	4,277
Change in Benefit Obligations	(343)	195
Change in Deferred Directors' Compensation	(9)	88
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	4,170	(1,081)
Other Current Assets	(149)	(132)
Accounts Payable	(1,905)	1,050
Other Current Liabilities	(566)	290
Other—Net	98	(862)
Operating Cash Flows from Continuing Operations	8,666	9,249
Operating Cash Flows from Discontinued Operations	-	27
Net Cash Flow Provided By Operating Activities	8,666	9,276
Cash Flow From Financing Activities
Repayments of Long-Term Debt	(1,053)	(4,410)
Payments of Capital Lease Obligations	(142)	(171)
Short-Term Debt Repayments, Net	(2,000)	(1,050)
Net Cash Flow Used For Financing Activities	(3,195)	(5,631)
Cash Flow From Investing Activities
Change in Restricted Investments	(914)	2,391
Dividends Paid	(252)	-
Cash Received from Sale of Discontinued Operations	-	573
Investment in Fixed Assets	(5,034)	(5,746)
Net Cash Flow Used For Investing Activities	(6,200)	(2,782)
(Decrease) Increase in Cash and Cash Equivalents	(729)	863
Cash and Cash Equivalents at Beginning of Period	1,846	910
Cash and Cash Equivalents at End of Period	$1,117	$1,773
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,383	$1,776
Income Taxes	$3,416	$2,626
Non-Cash Activities:
Dividends Payable	$84	$-
Fair Market Value of Stock Issued to Directors and Officers	$82	$20

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	September 30,	December 31,
	2009	2008
ASSETS
Plant:
Electric Plant in Service	$113,491	$109,330
Non-Utility Plant	63	66
Less Accumulated Depreciation	(47,283)	(46,011)
Net Plant in Service	66,271	63,385
Construction Work-in-Progress	2,927	3,104
Total Plant Assets	69,198	66,489
Investments in Associated Companies	1,082	989
Net Plant and Investments in Associated Companies	70,280	67,478
Current Assets:
Cash and Cash Equivalents	1,117	1,846
Accounts Receivable (less allowance for uncollectible accounts of $163 in 2009 and $186 in 2008)	5,480	9,223
Unbilled Revenue from Utility	813	1,240
Inventory	1,145	943
Unbilled Contract Revenue	-	14
Prepaid Income Taxes	728	-
Prepayments	429	469
Total Current Assets	9,712	13,735
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,667	3,248
Recoverable Seabrook Costs	7,506	8,339
Regulatory Assets—Deferred Income Taxes	5,291	5,611
Regulatory Assets—Pension and Post-Retirement Medical Benefits	5,964	5,985
Deferred Fuel and Purchased Energy Costs	20,688	26,112
Unamortized Premium on Early Retirement of Debt	530	685
Deferred Regulatory Costs	1,237	1,570
Total Regulatory Assets	43,883	51,550
Other Assets:
Unamortized Debt Issuance Costs	122	169
Restricted Investments (at cost, which approximates market)	923	9
Other Assets	1,622	1,577
Total Other Assets	2,667	1,755
Total Assets	$126,542	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	September 30,	December 31,
	2009	2008
Capitalization (see accompanying statement):
Shareholders’ Equity	$45,631	$45,048
Long-Term Debt	24,233	25,425
Total Capitalization	69,864	70,473
Current Liabilities:
Long-Term Debt Due Within One Year	1,550	1,412
Notes Payable to Banks	4,000	6,000
Accounts Payable	3,603	4,866
Accounts Payable—Associated Companies	29	30
Accrued Employee Benefits	967	1,608
Customer Deposits	276	102
Taxes Accrued	360	309
Interest Accrued	83	111
Dividends Payable	84	84
Unearned Revenue	51	86
Total Current Liabilities	11,003	14,608
Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,904	5,787
Fair Value of Interest Rate Hedges	3,756	4,800
Uncollected Maine Yankee Decommissioning Costs	2,667	3,248
Other Regulatory Liabilities	896	663
Deferred Income Taxes	16,178	18,161
Accrued Postretirement Benefits and Pension Costs	13,771	14,135
Investment Tax Credits	26	39
Miscellaneous	2,477	2,604
Total Deferred Credits and Other Liabilities	45,675	49,437
Commitments, Contingencies, and Regulatory Matters (Note 8)
Total Capitalization and Liabilities	$126,542	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(in thousands of dollars, except share and per share data)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2008	1,678,924	$11,752	$1,740	$34,426	$(2,870)	$45,048

Common Stock Issued	2,325	16	68			84

Net Income				118		118

Other Comprehensive Income:
Unrealized Loss on Investments Available for Sale, Net of Tax Provision of $5					7	7
Change in Fair Value of Interest Rate Hedges, Net of Tax Provision of $418					626	626

Total Other Comprehensive Income						633

Total Comprehensive Income						751

Dividend ($0.15 per share)				(252)		(252)

Balance, September 30, 2009	1,681,249	$11,768	$1,808	$34,292	$(2,237)	$45,631

MAM had five million shares of $7 per share common stock authorized, with 1,681,249 and 1,678,924 shares issued and outstanding as of September 30, 2009, and December 31, 2008, respectively.  At September 30, 2009, and December 31, 2008, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.  In the opinion of Management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the regulated utility rates being higher in the winter than summer periods. Also, there is an effect of a sales volume adjustment in December under regulatory order that will recognize stranded cost sales volume variances from the entire year.

Management evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2008 Annual Report on Form 10-K, which is hereby incorporated by this reference.

New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

In June 2009 the FASB issued Statement No. 168 “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” now known as FASB ASC 105-10.  The FASB Accounting Standards Codification (“Codification”) is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB has issued several FASB Accounting Standards Updates, primarily to update existing guidance for the FASB codification.  This statement and the FASB Accounting Standards Updates issued through the date of this report have not materially impacted the Company’s financial statements.

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

(In thousands of dollars)	For the Quarters Ending September 30,		For the Nine Months Ending September 30,
	2009	2008	2009	2008
Current income taxes
Federal	$169	$856	$1,856	$1,901
State	86	325	636	682
Foreign	-	5	(1)	19
Total current income taxes	255	1,186	2,491	2,602
Deferred income taxes
Federal	(690)	(696)	(2,044)	(739)
State	(122)	(142)	(361)	(130)
Total deferred income taxes	(812)	(838)	(2,405)	(869)
Investment credits, net	(5)	(5)	(13)	(15)
Total income taxes	$(562)	$343	$73	$1,718
Allocated to:
Operating income
- Regulated	$(467)	$(10)	$278	$1,547
- Unregulated	(91)	354	(198)	177
Subtotal	(558)	344	80	1,724
Discontinued Operations	-	2	-	(13)
Total Operating	(558)	346	80	1,711
Other income	(4)	(3)	(7)	7
Total	$(562)	$343	$73	$1,718

For the nine months ended September 30, 2009, and 2008, the effective income tax rates were 38.4% and 45.9%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments, investment tax credit amortization, and adjustments to prior year estimates.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first three quarters of 2009 or 2008.

An income tax position must be more-likely-than-not for the position to be recognized in the financial statements.  The Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months, and no adjustments to reported tax benefits were required.  It is the Company’s policy to accrue interest and penalties, if applicable, related to uncertain tax positions.  As of September 30, 2009 and 2008, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2005, or earlier.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of pension and post-retirement benefits, net operating loss carryforwards, earnings on investments, and accumulated OCI on MPS’s interest rate hedges.  For the nine months ended September 30, 2009, and the year ended December 31, 2008, Management evaluated the deferred tax assets and determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax purposes as dividend income, resulting in a deferred tax asset of $393,000 at September 30, 2009, and $384,000 at December 31, 2008.  As this will become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a valuation allowance has been provided.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of September 30, 2009, and December 31, 2008:

(In thousands of dollars)
	September 30, 2009	December 31, 2008
Seabrook	$4,051	$4,511
Property	10,929	10,385
Flexible pricing revenue	(91)	164
Deferred fuel	8,253	10,417
Pension and post-retirement benefits	(5,488)	(5,458)
Other Comprehensive Income	(1,465)	(1,888)
Deferred Directors' Compensation	(553)	(557)
Other	542	587
Net Accumulated Deferred Income Tax Liability	$16,178	$18,161

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG;

•	Unregulated engineering services: TMG and its subsidiaries and product and service lines have been dissolved, but were classified as discontinued operations in prior years;

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

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

	(In thousands of dollars)
	Quarter Ended September 30, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,293	$-	$(20)	$7,273
Unregulated Utility Operating Revenues	-	29	-	29
Total Operating Revenues	7,293	29	(20)	7,302
Operating Expenses
Regulated Operation & Maintenance	4,371	-	-	4,371
Unregulated Operation & Maintenance	-	143	84	227
Depreciation	807	3	1	811
Amortization of Stranded Costs	2,700	-	-	2,700
Amortization	42	-	-	42
Taxes Other than Income	441	-	-	441
Income Taxes	(467)	(48)	(43)	(558)
Total Operating Expenses	7,894	98	42	8,034
Operating Loss	(601)	(69)	(62)	(732)
Other Income (Deductions)
Equity in Income of Associated Companies	37	-	-	37
Other Deductions	(5)	-	(2)	(7)
Total Other Income (Deductions)	32	-	(2)	30
Loss Before Interest Charges	(569)	(69)	(64)	(702)
Interest Charges	165	4	6	175

Net Loss	$(734)	$(73)	$(70)	$(877)

	(In thousands of dollars)
	Quarter Ended September 30, 2008
	Regulated	Unregulated
	Electric Utility	Utility Services	Engineering Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,840	$-	$-	$(35)	$7,805
Unregulated Utility Operating Revenues	-	4,463	-	-	4,463
Total Operating Revenues	7,840	4,463	-	(35)	12,268
Operating Expenses
Regulated Operation & Maintenance	2,949	-	-	-	2,949
Unregulated Operation & Maintenance	-	4,684	-	50	4,734
Depreciation	762	3	-	1	766
Amortization of Stranded Costs	2,728	-	-	-	2,728
Amortization	54	-	-	-	54
Taxes Other than Income	430	-	-	-	430
Income Taxes	(10)	(89)	-	443	344
Total Operating Expenses	6,913	4,598	-	494	12,005
Operating Income (Loss)	927	(135)	-	(529)	263
Other Income (Deductions)
Equity in Income of Associated Companies	37	-	-	-	37
Interest and Dividend Income	1	-	-	-	1
Other Income (Deductions)	1	-	-	(1)	-
Total Other Income (Deductions)	39	-	-	(1)	38
Income (Loss) Before Interest Charges	966	(135)	-	(530)	301
Interest Charges	154	3	-	16	173
Income (Loss) from Continuing Operations	812	(138)	-	(546)	128
Income from Discontinued Operations:
Income From Operations	-	-	3	-	3
Provision for Income Taxes	-	-	(2)	-	(2)
Income from Discontinued Operations	-	-	1	-	1
Net Income (Loss)	$812	$(138)	$1	$(546)	$129

	(In thousands of dollars)
	Nine Months Ended September 30, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$24,773	$-	$(68)	$24,705
Unregulated Utility Operating Revenues	-	577	-	577
Total Operating Revenues	24,773	577	(68)	25,282
Operating Expenses
Regulated Operation & Maintenance	11,925	-	-	11,925
Unregulated Operation & Maintenance	-	789	180	969
Depreciation	2,201	9	1.00	2,211
Amortization of Stranded Costs	8,101	-	-	8,101
Amortization	114	-	-	114
Taxes Other than Income	1,364	-	-	1,364
Income Taxes	278	(91)	(107)	80
Total Operating Expenses	23,983	707	74	24,764
Operating Income (Loss)	790	(130)	(142)	518
Other Income (Deductions)
Equity in Income of Associated Companies	98	-	-	98
Interest and Dividend Income	8	-	-	8
Other Deductions	(59)	-	(2)	(61)
Total Other Income (Deductions)	47	-	(2)	45
Income (Loss) Before Interest Charges	837	(130)	(144)	563
Interest Charges	411	7	27	445
Net Income (Loss)	$426	$(137)	$(171)	$118
Total Assets	$125,347	$835	$360	$126,542

	(In thousands of dollars)
	Nine Months Ended September 30, 2008
	Regulated	Unregulated
	Electric Utility	Utility Services	Engineering Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$26,546	$-	$-	$(61)	$26,485
Unregulated Utility Operating Revenues	-	7,837	-	-	7,837
Total Operating Revenues	26,546	7,837	-	(61)	34,322
Operating Expenses
Regulated Operation & Maintenance	9,591	-	-	-	9,591
Unregulated Operation & Maintenance	-	8,208	-	219	8,427
Depreciation	2,269	7	-	1	2,277
Amortization of Stranded Costs	8,184	-	-	-	8,184
Amortization	161	-	-	-	161
Taxes Other than Income	1,334	2	-	-	1,336
Income Taxes	1,547	(150)	-	327	1,724
Total Operating Expenses	23,086	8,067	-	547	31,700
Operating Income (Loss)	3,460	(230)	-	(608)	2,622
Other Income (Deductions)
Equity in Income (Loss) of Associated Companies	112	-	-	(9)	103
Interest and Dividend Income	23	-	-	(17)	6
Other (Deductions) Income	(104)	-	-	2	(102)
Total Other Income (Deductions)	31	-	-	(24)	7
Income (Loss) Before Interest Charges	3,491	(230)	-	(632)	2,629
Interest Charges	479	3	-	100	582
Income (Loss) from Continuing Operations	3,012	(233)	-	(732)	2,047
Loss from Discontinued Operations:
Loss on Sale of Discontinued Operations	-	-	(1)	-	(1)
Loss From Operations	-	-	(32)	-	(32)
Benefit of Income Taxes	-	-	13	-	13
Loss from Discontinued Operations	-	-	(20)	-	(20)
Net Income (Loss)	$3,012	$(233)	$(20)	$(732)	$2,027
Total Assets	$126,144	$4,608	$-	$(184)	$130,568

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

No dividends were paid by Maine Yankee in the first nine months of 2009 or 2008.  MPS received dividends of $2,000 from MEPCO in each of the first three quarters of 2009 and 2008.

In 1983, Maine Yankee contracted with the U.S. Department of Energy for disposal of its spent nuclear fuel.  Maine Yankee elected to make a single payment of this obligation prior to the first delivery of spent fuel to the Department of Energy.  These deliveries were scheduled to begin January 1, 1998, but have not yet taken place.  Interest on the obligation accrues at the 13-week Treasury Bill rate compounded quarterly from April 7, 1983 through the date the payment is made.

Maine Yankee formed its Spent Fuel Disposal Trust to provide for payment of this obligation.  In 1999, Maine legislation allowed Maine Yankee to use a portion of these funds for construction of its Independent Spent Fuel Storage Installation.  The fund has also incurred an unrealized loss of $21.8 million through December 31, 2008, due to market conditions, included on Maine Yankee’s balance sheet as a regulatory asset.

Scheduled trust fund deposits, which are included in “Uncollected Maine Yankee Decommissioning Costs” on the Consolidated Balance Sheets, plus estimated earnings, are expected to be sufficient to meet the total estimated liability of $221.1 million at October 31, 2013.  However, actual returns, Treasury Bill rates, and adjustments to the DOE assessment may materially impact this obligation and the funds available to meet it, and additional contributions from Maine Yankee owners may be required.

As MPS’s investment in Maine Yankee is recorded using the equity method and the losses on the spent fuel trust are deferred on the Maine Yankee balance sheet, those losses are recorded within “Investments in Associated Companies” on the Consolidated Balance Sheets, and have not impacted the Consolidated Income Statement.  Should these losses become realized by Maine Yankee, 5% of the loss would be recognized on MAM’s Consolidated Income Statement.

Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (Loss) Income (in thousands)	$(877)	$129	$118	$2,027
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,681,249	1,678,249	1,680,507	1,678,069
Dilutive Effect of Common Stock Options	-	733	730	336
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,681,249	1,678,982	1,681,237	1,678,405

Net (Loss) Income per Share (Basic)	$(0.52)	$0.08	$0.07	$1.21
Net (Loss) Income per Share (Diluted)	$(0.52)	$0.08	$0.07	$1.21

Due to the loss incurred in the third quarter of 2009, the stock options outstanding were anti-dilutive.  There were 3,932 potentially dilutive stock options outstanding at September 30, 2009.

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

During the third quarter of 2009, the equivalent of 708 shares was deferred, bringing the total deferred through September 30, 2009, to the equivalent of 37,243 shares.  The share price on that date was $35.95, resulting in a $1.3 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  A $1 increase in MAM’s stock price will increase the liability and expense by approximately $37,000.  A $1 decrease in MAM’s stock price will decrease the liability by approximately $37,000.  This unfunded liability is payable upon termination of services of the director.  The plan allows for a lump sum distribution or a monthly payment over ten years.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate, which was 2.375% at September 30, 2009.  The unfunded obligation under this deferral program is $27,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $560,000 and $541,000 in the first nine months of 2009 and 2008, respectively.

During recent years, the Company’s policy has been to fund pension costs accrued.  In the current year, the Company is funding an amount greater than the current year accrual due to the underfunded status of the Plan.  The Company contributed $341,000 for the 2008 plan year in the first quarter of 2009, and does not anticipate any additional contributions for the 2008 plan year.  The Company contributed $400,000 through September 30, 2009, $200,000 in October 2009 for the 2009 plan year, and expects to contribute another $200,000 in January 2010, all for the 2009 plan year.

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Pension Benefits
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost	$271	$268	$813	$805
Expected return on plan assets	(292)	(305)	(876)	(914)
Recognized net actuarial loss	36	19	108	56
Net periodic benefit cost	$15	$(18)	$45	$(53)

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

The following table sets forth the plans’ net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$49	$50	$147	$150
Interest cost	139	142	417	425
Expected return on plan assets	(38)	(57)	(114)	(170)
Amortization of transition obligation	18	18	54	54
Amortization of prior service cost	(15)	(15)	(45)	(45)
Recognized net actuarial loss	50	47	150	142
Net periodic benefit cost	$203	$185	$609	$556

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Request for Approval of Maine Public Service Company’s Stranded Cost Revenue Requirement and Rates for the Rate Effective Period Beginning January 1, 2010

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010 with the Maine Public Utilities Commission.  Subsequently, the Hearing Examiner issued a Procedural Order in MPUC Docket No. 2009-323 providing interested parties the opportunity to intervene not later than November 13, 2009. An initial case conference has been scheduled for November 19, 2009.  The Company’s filing includes updated stranded cost schedules as well as a sales forecast for the rate effective period.  MPS is not proposing any change to stranded cost rates.   The Company cannot predict the final outcome of the case at this time.

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff (“OATT”) in Docket No. ER 05 to modify its transmission rate formula.  The proposed changes, if approved, will not have a material impact on the revenue requirement.

On June 15, 2009, MPS filed its updated rates under the 2009 OATT formula for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  Due to higher wheeling revenue from generators exporting electricity off the MPS system, MPS had a higher wheeling revenue credit in the formula for 2008 than prior year, resulting in the lower rates.

The proceeding and potential settlement negotiations for both changes to the formula and the 2009 rates are under way; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $220,000 or 27% for wholesale customers, effective June 1, 2008, and $631,000 or 17% for retail customers, effective July 1, 2008.  The decrease was primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The interested parties in this Docket reached and filed a settlement with FERC on May 6, 2009.  FERC approved the settlement agreement, without adjustment of rates, on August 17, 2009.

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

On October 6, 2009, the First Mortgage Bond Trustee released the funds to the Company.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $20.7 million and $26.1 million at September 30, 2009, and December 31, 2008, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines.  The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its ninth year of this ten-year program.  Approximately 35% of the transformers inspected require “in service” PCB oil sampling.   In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary.  The current total estimated cost of the project is $3.2 million; as of September 30, 2009, $2.7 million of this total has been spent.   The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

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

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space, accounted for in accordance with SFAS 13, Accounting for Leases.  The following summarizes payments for leases for a period in excess of one year:

	Nine Months Ended September 30,
(In thousands of dollars)	2009	2008
Equipment	$28	$14
Building	-	97
Rights of Way	29	27
Total	$57	$138

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of September 30, 2009, for these capital lease arrangements is approximately $318,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2008.  Please refer to MAM’s 2008 Form 10-K for these future lease payments.

From the inception of the leases through December 31, 2008, the Company recorded depreciation expense and accumulated depreciation on leased assets in accordance with generally accepted accounting principles.  FERC General Instruction No. 20 requires this reduction in the value of computers, office equipment and vehicles under capital lease be reported as rent expense within Operation and Maintenance expense.  The 2009 Consolidated Income Statement reflects this reclassification of $245,000, recorded in the first quarter.

10.    FAIR VALUE DISCLOSURES

Currently, the Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.  This valuation relies on Level 2 inputs as described in ASC 820.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

At September 30, 2009, MPS had two long-term debt issues outstanding with variable interest rates.  Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates.  On September 9, 2003, MPS executed swap agreements for the variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues.  For the two series of tax-exempt bonds issued by the MPUFB, the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.  Gains or losses in the fair market value of the interest rate swaps do not impact the Company’s net income or revenues, unless MPS’s shareholders’ common equity falls below the minimum allowable 48% of common equity rate, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

As of September 30, 2009, the fair value of the interest rate hedges was a liability of $3.8 million, compared to a liability of $4.8 million at December 31, 2008, an unrealized gain in fair value of $1.0 million.  This unrealized gain, less the deferred income tax provision of $418,000 from December 31, 2008 to September 30, 2009, has been reported as “Other Comprehensive Income” on the Consolidated Statement of Shareholders’ Equity.  The difference between the fixed rates and the underlying variable rates on the issues was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

The following table presents the notional amounts and estimated fair values of the Company’s interest rate derivative contracts outstanding at September 30, 2009 and December 31, 2008.  The Company utilizes dealer quotations to value its interest rate derivative contracts designated as hedges.

		September 30, 2009		December 31, 2008
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges
Interest rate swaps on 1996 Series Notes	Other Liabilities	13,600	2,100	13,600	2,678
Interest rate swaps on 2000 Series Notes	Other Liabilities	9,000	1,656	9,000	2,121

The year-to-date weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2009, were as follows:

	Weighted-Average
	Interest Received (Variable Rate on Debt)	Interest Paid (Fixed Rate on Swaps)
Interest rate swaps:
Interest rate swaps on 1996 Series Notes	0.67%	4.42%
Interest rate swaps on 2000 Series Notes	0.73%	4.53%

11.    DISCONTINUED OPERATIONS

MAM divested substantially all of its unregulated engineering operations during 2007.  TMG is presented as discontinued operations in these financials statements through its dissolution in the fourth quarter of 2008.  The net loss for TMG is a result of the operations of Mecel Properties, and is composed of the following:

(In thousands of dollars)	Quarter Ended	Nine Months Ended
	September 30, 2008
Income (Loss) From Operations:
Loss on Sale of Discontinued Operations	$-	$(1)
Operating Revenue	-	26
Expenses	3	(58)
Income (Loss) from Operations	3	(33)
(Provision for) Benefit of Income Taxes	(2)	13
Net Income (Loss) — Unregulated Engineering Services	$1	$(20)

TMG had no assets or liabilities remaining at September 30, 2009, or December 31, 2008.

12.  SUBSEQUENT EVENT – LABOR AGREEMENT

Approximately 36% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement.  On October 1, 2009, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2009, through September 30, 2013.  The key provisions of this contract include wage increases of 3.25% for each year, transition of union employees from the current MPS health insurance plan to the New England Electrical Workers Benefit Fund, increases to the employee and retiree contributions for health insurance and an increase in the 401(k) match from 4% to 6% effective January 1, 2010, for bargaining unit employees hired on or after January 1, 2006.

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

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2008 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net (Loss) Income and (Loss) Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2009	2008	2009	2008
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(734)	$812	$426	$3,012
Unregulated Utility Services	(73)	(138)	(137)	(233)
Other*	(70)	(546)	(171)	(732)
(Loss) Income from Continuing Operations	(877)	128	118	2,047
Income (Loss) from Discontinued Operations
Unregulated Engineering Services	-	1	-	(20)
Net (Loss) Income	$(877)	$129	$118	$2,027
Basic (Loss) Earnings Per Share	$(0.52)	$0.08	$0.07	$1.21

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

The consolidated net income of the Company for the third quarter of 2009 was down $1.0 million compared to the third quarter of 2008 and down $1.9 million for the nine months ended September 30, 2009 over the previous year.  There are three major factors that led to these results:

1.
Revenues for MPS were down substantially, falling by $532,000 or 6.8% over the same quarter last year.  Year to date, MPS revenues decreased $1.8 million or 6.7%.  While revenues for all commercial customer classes are down year to date, the most significant decrease was from the large commercial customer class where the wood and lumber industry continues to struggle within our service territory.  Revenue from our large commercial customers was down by approximately 32.3% for the first three quarters of the year or $1.0 million.  These trends started in the middle of 2008 and Management cannot say for certain if, or when, these trends may reverse.  Revenues increased for residential customers, up 1.8%, which represents an increase of 2,413 MWH in volume, and $12,000 in revenues.

2.
MAM USG, the unregulated contracting subsidiary, had no material projects during the first three quarters of 2009, greatly reducing its revenues from 2008.  Revenue fell by $4.4 million for the third quarter of 2009 and by $7.3 million for the first nine months of the year compared to the three quarters of 2008 when there were two large projects in process.  The resulting impact to net income was a decrease in the loss of $138,000 for the third quarter of 2008 to a loss of $73,000 for the third quarter of 2009.  The year-to-date losses for 2008 were $233,000 through the third quarter of 2008, compared to $137,000 through the third quarter of 2009.  However, much of this reduction in loss is because MPS was charged an additional $133,000 of common costs on a year to date basis, costs covered by MAM USG revenue in 2008.

3.
During 2008, MPS deferred the costs of our MPC transmission line project in the amounts of approximately $247,000 for the third quarter and $517,000 for the first nine months.  MPS stopped deferring those costs in early 2009 and is now expensing them.  The total deferred costs of the MPC project as of September 30, 2009, are approximately $872,000 and are currently recorded on the balance sheet as “Miscellaneous Assets.”  MPS will seek to recover these costs through rates either from our customers when the MPC project is completed or through abandoned plant treatment.  As a result of MAM USG not covering substantial amounts of labor, benefits and common corporate costs through its projects, and because we are no longer capitalizing the expenses of transmission line development, MPS regulated operating and maintenance expenses increased sharply by $1.4 million in the third quarter of 2009 over 2008 and by $2.3 million for the nine months ended 2009 over 2008.

The Company is addressing these issues through the following initiatives:

•
Some portion of the downturn in MPS revenue will be collected as additional stranded costs.  Based upon the Commission’s Order in the previous stranded cost filing, Docket No. 2006-506, for the rate effective period ending December 31, 2009, and our recent stranded cost filing in Docket No. 2009-323, the Company anticipates a “true-up” in revenues occurring in December 2009, which will recognize previously uncollected revenue among the stranded cost rate components during the year.  Management estimates that this revenue adjustment for year to date revenue shortfalls will be approximately $1.0 million.  This stranded cost revenue shortfall will be capitalized as a regulatory asset within “Deferred Regulatory Costs” on the Balance Sheet, and will be collected over time from ratepayers.

•
MAM USG has secured a limited notice to proceed on designing the collector system for another New England wind farm, and it has submitted bids on other wind projects with developer time horizons within the next one to three years.  MAM USG is also pursuing other commercial and industrial projects, as well as looking at additional products and services it may be able to provide.

•
The MPC team continues to pursue the interconnection of MPS to the ISO-NE regional grid and other alternatives.  During 2009, MPS has continued meetings with various stakeholders to discuss the MPC project scope and requirements, and identify means to reduce the impact of the MPC project on northern Maine ratepayers.

•	Management is cognizant of our need to control increasing costs and is considering certain measures to help offset these negative trends.

•	Management is also considering the need for MPS to seek rate relief for our increasing costs, which are currently not fully covered in our rates. .

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (Loss) Income — Regulated Electric Utility (In thousands)	$(734)	$812	$426	$3,012
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.44)	$0.48	$0.25	$1.80

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters and nine months ended September 30, 2009, and 2008, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,501	41,838	$3,481	40,963	$11,399	136,010	$11,387	133,597
Large Commercial	664	29,857	915	37,319	2,174	92,016	3,211	112,722
Medium Commercial	1,042	25,627	1,101	27,274	3,748	73,796	4,017	77,965
Small Commercial	1,292	20,069	1,373	21,277	5,099	66,535	5,255	68,615
Other Retail	228	855	227	842	683	2,561	690	2,541
Total Regulated Retail	6,727	118,246	7,097	127,675	23,103	370,918	24,560	395,440
Other Regulated Operating Revenue	566		743		1,670		1,986
Total Regulated Revenue	$7,293		$7,840		$24,773		$26,546

Residential customer sales volume increased 875 MWH or 2.1% from the third quarter of 2008 to the third quarter of 2009, resulting in $20,000 more revenue.

Large commercial customers continued to decline, down 7,462 MWH or 20% in volume, and $251,000 in revenue dollars.  Consistent with the trend in the past several quarters, the wood- and lumber-related industries are continuing to struggle, scaling back or closing operations.

Small and medium service customer volumes are down approximately 6% each for the quarter compared to prior year, a total of 2,855 MWH and $140,000.

Other retail revenue for 2009 is consistent with the third quarter and year to date 2008.

Other regulated operating revenue decreased $177,000.  Wheeling revenue decreased $96,000 in the third quarter of 2009 compared to the third quarter of 2008.  The 2009 transmission rates went into effect June 1, 2009, for wholesale customers, and July 1, 2009, for retail customers.  As described more fully in the Part II, Item 1, “Legal Proceedings,” these rates decreased 14% for wholesale customers and 20% for retail customers.  Transmission rates are based on the Company’s revenue requirement (transmission expenses plus the allowed rate of return on assets) less wheeling revenue earned.  As the 2008 wheeling revenue earned exceeded the revenue requirement, the revenue requirement in the 2009 OATT was reduced to return this over-collection to the transmission customers, resulting in this decrease in revenue.  Unbilled revenue also decreased $40,000, with the remaining $41,000 decrease in other revenue, mostly due to a decrease in contract work.

Similar to the quarter, residential customer sales volume is up 2,413 MWH or 1.8% for the year to date, or about $12,000.

Large commercial customer sales volume is down 20,706 MWH or 18.4% through the first nine months of 2009, compared to 2008, or $1.0 million.

Much of the large commercial customer rate is stranded costs.  Under the stranded cost filing in MPUC Docket No. 2006-506, MPS is required to reconcile its expected and actual sales volume and record revenue and a regulatory asset to ensure the full revenue requirement is met during the rate effective period of 2007 through 2009.  This adjustment, in accordance with the Order in this Docket, is recorded annually in December.  Assuming current sales volume trends continue through the end of the year, MPS will recognize $1.0 million of additional revenue in December for this reconciliation.

Medium and small commercial customers are down 5.3% and 3.0% in volume, respectively, a total of 6,249 MWH and $425,000.

Other regulated operating revenue is down $316,000 from the first three quarters of 2008 to the first three quarters of 2009.  Lower wheeling revenue accounts for $217,000 of the decrease, and less contact work decreased revenue $62,000.  Various other miscellaneous revenues decreased $37,000, the remaining difference.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

MPS revenue is seasonal, with higher rates in place during the winter months.  The following table presents regulated revenues for the twelve months ended September 30, 2009 and 2008:

	Twelve Months Ended September 30,
	2009	2008
Total Regulated Revenues	35,278	37,115

Revenue is down approximately $1.8 million or 4.9% from the twelve months periods ended September 30, 2008 to 2009.  This decrease is consistent with the 6.7% decrease in the year-to-date revenues, and is also primarily due to the reduction in large commercial customer volume.

Regulated Utility Expenses

For the quarters and nine months ended September 30, 2009, and 2008, regulated operation and maintenance expenses are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2009	2008	2009	2008
Regulated Operation and Maintenance
Labor	$1,429	$1,191	$3,953	$3,562
Benefits	518	322	1,362	919
Outside Services	641	378	1,334	885
Holding Company Management Costs	556	53	1,244	1,024
Insurance	160	147	433	405
Regulatory Expenses	283	216	867	829
Transportation	137	121	513	572
Maintenance	127	121	436	430
Rent	64	12	554	52
Other	456	388	1,229	913
Total Regulated Operation and Maintenance	$4,371	$2,949	$11,925	$9,591

Deferral of costs for MPC and increased common cost allocations to MAM USG, due to its two large projects, resulted in lower expenses at MPS in 2008.  The cessation of deferring MPC costs and the lack of major projects at MAM USG in 2009 has had the opposite effect, significantly increasing the common and direct charges to MPS.  Specifically, costs increased in the following categories:

▪
Labor and benefits are up $434,000 for the third quarter of 2009, compared to the third quarter of 2008.  Labor charged to MAM USG and deferred on the MPC project in 2008 are the primary reasons for the increase, while normal salary increases and higher pension expense, due to lower asset values at December 31, 2008, also increased costs.

▪	Outside services expense increased $263,000, due to more vegetation management work in response to recommendations from a study performed during 2008.

▪
Holding company management costs are up $503,000, due to a combination of an increased cost pool, as well as a shift in the allocation percentages.  The Company’s cost allocation method is based on certain operating expenses.  As MAM USG expenses have decreased with fewer projects in 2009, the percentage allocated to MPS has increased from 77.6% in the first nine months of 2008, to 95.5% for the first nine months of 2009.

▪	Regulatory expenses increased $67,000, due to higher assessments.

▪	Rent increased $52,000 due to the treatment of capital leases under the 2008 OATT and FERC guidance.

The remaining increase is due to other smaller differences.

Expenses are also up $2.3 million or 24% for the first nine months of 2009, compared to the first nine months of 2008.  The reasons for the increases are similar to the increases for the quarter, including:

▪	Lower charges to MAM USG and MPC, and higher pension costs resulted in $834,000 of additional labor and benefits expense.

▪	Outside services expense is up $449,000, due to outsourced vegetation management work.

▪
Holding company management costs are up $220,000 year to date, with the shift in allocation percentages and the higher cost pool.  In addition, MAM has been working with its financial advisor to assess its strategic alternatives.  This increased common costs approximately $115,000 through the first nine months of 2009.

▪	Capital leases also increased rent expense $502,000 for the first three quarters.

▪	Slower collections and a customer bankruptcy increased bad debt expense $126,000 from the prior year.

Other smaller increases combined led to the remaining increase in expense.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2009	2008	2009	2008
Stranded Costs
Maine Yankee	$70	$588	$209	$1,763
Seabrook	384	384	1,153	1,153
Deferred Fuel	2,115	1,560	6,345	4,679
Cost Incentive Refund	62	62	187	187
Cancelled Transmission Plant	-	64	-	192
Special Discounts	69	70	207	210
Total Stranded Costs	$2,700	$2,728	$8,101	$8,184

The amortization expense above is in accordance with MPUC Docket No. 2006-506.  Amortization expense for the fourth quarter of 2009 is expected to be similar to the first three quarters.  The reduction in amortization expense for Maine Yankee is a result of Maine Yankee’s decreasing costs.  Amortization expense is “levelized” through the deferred fuel amortization, resulting in the year-over-year increase presented above.

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010 with the Maine Public Utilities Commission under MPUC Docket No. 2009-323.  MPS is not proposing any changes to rates; however, with the decrease MPS has experienced in volume since the previous stranded cost filing, MPUC Docket No. 2006-506, the revenue requirement decreased from $11.9 million for the 2007 through 2009 rate effective period to $11.1 million in 2010, and $10.7 million in 2011, with a corresponding reduction in stranded cost amortization expense.  The final outcome of this filing cannot be predicted, and the revenue impact could be materially higher or lower.  Refer to Part II., Item 1, “Legal Proceedings” for more information.

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$29	$4,463	$577	$7,837
Direct Expenses	17	4,530	371	7,740
Gross Profit	12	(67)	206	97
Other Expenses	(100)	(99)	(337)	(210)
Common Corporate Costs and Facilities Charges	(33)	(61)	(97)	(270)
Income Tax Benefit	48	89	91	150
Net Loss — Unregulated Utility Services	$(73)	$(138)	$(137)	$(233)

Loss Per Share from Unregulated Utility Services	$(0.04)	$(0.08)	$(0.08)	$(0.14)

MAM USG reduced its loss from $138,000 in the third quarter of 2008 to $73,000 in the third quarter of 2009.  In 2008, MAM USG was performing work on two significant wind farm projects, as well as other smaller projects.  There have been no major projects in 2009.  However, MAM USG has secured a limited notice to proceed on designing the collector system for another New England wind farm, and it has submitted bids on other wind projects with developer time horizons within the next one to three years.  MAM USG is also pursuing other commercial and industrial projects, as well as looking at additional products and services it may be able to provide.

Other Continuing Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Loss — Other Continuing Operations (in thousands)	$(70)	$(546)	$(171)	$(732)
Loss Per Share from Other Continuing Operations	$(0.04)	$(0.33)	$(0.10)	$(0.44)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG and intercompany eliminations.  This segment lost $70,000 in the third quarter of 2009, compared to $546,000 in the third quarter of 2008, with a similar reduction in the loss for the nine months ended September 30, 2009 and 2008.   The majority of the 2008 loss was attributable to a reduction in the estimated income tax benefit as a result of the filing of the 2007 income tax return.

Interest Expense

Interest expense decreased $94,000 from $543,000 in the third quarter of 2008 to $449,000 in the third quarter of 2009, due to a combination of the repayment of debt and lower interest rates.  The offsetting stranded cost carrying charges also decreased $96,000, due to the amortization of the regulatory assets, primarily deferred fuel, resulting in a net $2,000 increase in interest expense for the period.

Through nine months, 2009 interest expense is $1.4 million or $402,000 lower than the $1.8 million incurred in 2008.  MPS and MAM have repaid approximately $3.2 million of debt in the first nine months of 2009, and the lower interest rates also reduced the year-to-date interest.  Like the quarter, stranded cost carrying charges are down $265,000 through nine months of 2009, compared to 2008, because of the decreasing regulatory asset balances.

Income Tax Expense / Benefit

Income taxes reduced the quarterly net loss by $558,000 in 2009, compared to income tax expense of $344,000 in 2008.  Through the first three quarters of 2009, the Company incurred $80,000 of income tax expense, compared to $1.7 million in 2008.  These changes are primarily a result of the lower income in 2009.

Taxes Other Than Income

Taxes other than income consist of property, payroll and other miscellaneous taxes.  Increases in payroll taxes, due to normal pay increases, were the main driver of the $11,000 or 2.5% increase in taxes other than income for the quarter, and $28,000 or 2.1% increase year to date.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

As we have throughout the stranded cost free cash flow period, MAM has continued in 2009 to generate strong operating cash flows.  As noted in Part II, Item 1, “Legal Proceedings,” MPS has filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010, under MPUC Docket No. 2009-323.  In this filing, the recovery of deferred fuel was extended, and the revenue requirement lowered in order to maintain current rates.  Assuming recovery is allowed as requested, the timing of the stranded cost free cash flows would be:

2010	2011	2012	2013	2014	2015	2016
$5,976	$7,113	$6,020	$863	$1,035	$958	$586

We cannot predict the outcome at this time; actual cash flows could be materially different, depending on the outcome of this proceeding.

The Company’s cash and cash equivalents as of September 30, 2009, were $1.1 million, down $729,000 from December 31, 2008.  The “Statements of Consolidated Cash Flows” of the Company’s Consolidated Financial Statements, as presented in Part I, Item 1 of this Form 10-Q, reflect the Company’s sources and uses of capital.

Cash flow provided by operating activities for the first nine months of 2009 was $8.7 million, compared to $9.3 million in the first nine months of 2008.  The amortization of deferred regulatory and debt issuance costs of $1.9 million, and the $5.3 million reduction in accounts receivable, primarily due to lower receivables at MAM USG, were the factors causing the largest increases in operating cash flows in 2009 over 2008.  The factors causing the largest decreases in operating cash flows over that period were the decrease in net income of $1.9 million, deferred income taxes becoming current taxes as the stranded costs are amortized ($2.0 million reduction year-over-year) and lower accounts payable, corresponding to the lower receivables at MAM USG ($3.0 million reduction from 2008 to 2009).

Consistent with the normal seasonal operations of MPS, the Company increased its short-term borrowings from $2.8 million at June 30, 2009, to $4.0 million at September 30, 2009.  Similar to prior years, this is expected to reverse as cash flows improve with higher rates in the fourth quarter.  Cash flow used for financing included the repayment of short- and long-term debt totaling $3.1 million in the first three quarters of 2009, as well as payments of $142,000 on the capital lease obligations.  Cash flow used for financing activities for the first nine months of 2008 totaled $5.5 million from reductions in debt and an additional $171,000 for payments on capital leases.

Cash flow used for investing activities for the first nine months of 2009 was $6.2 million, consisting of $5.0 million for investments in fixed assets, $252,000 for payments of dividends, and $914,000, which was transferred to our first mortgage bond trustee and recorded as restricted cash on our balance sheet.  This restricted cash is for a partial liquidation of our inactive subsidiary, Me&NB, as we look to employ our capital in our continuing businesses.  We received this restricted cash back from our trustee on October 6, 2009.  For the first nine months of 2008, cash flow used for investing activity totaled $2.8 million.  The $5.7 million investment in fixed assets was offset by $2.4 million of incoming cash from the transfer of restricted cash from our FAME Note trustees set aside for repayment of debt which was retired in 2008.  An additional offset in 2008 was $573,000 of proceeds from the sale of some discontinued real-estate assets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Request for Approval of Maine Public Service Company’s Stranded Cost Revenue Requirement and Rates for the Rate Effective Period Beginning January 1, 2010

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010 with the Maine Public Utilities Commission.  Subsequently, the Hearing Examiner issued a Procedural Order in MPUC Docket No. 2009-323 providing interested parties the opportunity to intervene not later than November 13, 2009. An initial case conference has been scheduled for November 19, 2009.  The Company’s filing includes updated stranded cost schedules as well as a sales forecast for the rate effective period.  MPS is not proposing any change to stranded cost rates.   The Company cannot predict the final outcome of the case at this time.

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC Open Access Transmission Tariff (“OATT”) in Docket No. ER 05 to modify its transmission rate formula.  The proposed changes, if approved, will not have a material impact on the revenue requirement.

On June 15, 2009, MPS filed its updated rates under the 2009 OATT formula for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  Due to higher wheeling revenue from generators exporting electricity off the MPS system, MPS had a higher wheeling revenue credit in the formula for 2008 than prior year, resulting in the lower rates.

The proceeding and potential settlement negotiations for both changes to the formula and the 2009 rates are under way; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

Federal Energy Regulatory Commission 2008 Open Access Transmission Tariff Formula Rate Filing

On June 16, 2008, MPS filed its updated rates under the 2008 Open Access Transmission Tariff formula pursuant to Docket ER00-1053 for both wholesale and retail customers.  The revenue decreases were approximately $220,000 or 27% for wholesale customers, effective June 1, 2008, and $631,000 or 17% for retail customers, effective July 1, 2008.  The decrease was primarily associated with wheeling revenue collected from generators exporting electricity off the MPS system during 2007.  The interested parties in this Docket reached and filed a settlement with FERC on May 6, 2009.  FERC approved the settlement agreement, without adjustment of rates, on August 17, 2009.

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

On October 6, 2009, the First Mortgage Bond Trustee released the funds to the Company.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2008 Form 10-K and MAM’s 2009 Forms 10-Q are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year end.

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

MPS adjusts its transmission rates annually; the most recent change was on July 1, 2009.  The final settlement of 2009 transmission rates is not yet complete, and may result in an adjustment during 2009 or 2010.  Distribution and stranded cost rates did not change during 2008 or 2009.  In September 2009, MPS submitted a rate filing under MPUC Docket No. 2009-323 for its stranded cost rates to be effective January 1, 2010, which included maintaining the current rates.  The ultimate impact is unknown at this time, and could be an increase or decrease in rates.

MPS is also subject to local regulations, which may impact the location of our transmission and distribution facilities, and our ability to make repairs and upgrades to our facilities.

Other changes in legislation and regulation could impact MAM’s earnings and operations positively or negatively.  Such changes could include changes in tax rates or changes in environmental or workplace laws.

Financing Risks

MAM and its subsidiaries have financial and other covenants on their financing arrangements.  In the event of a default, the lenders could require immediate repayment of the debt.  A default could also trigger increases in interest rates, difficulty obtaining other sources of financing and cross-default provisions with the debt agreements.  The Company was in compliance with all debt covenants as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached:

      ·  Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

      ·  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

      ·  Exhibit 32  Certification of Financial Reports Pursuant to 18 USC Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  November 12, 2009

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer