Form 10-K
period 2009-12-31
MAINE & MARITIMES CORP
filed 2010-03-25
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Name of each exchange on which registered: NYSE Amex

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐.    No  ☐.

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

Aggregate market value of the voting stock held by non-affiliates at June 30, 2009: $57,886,625.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 25, 2010.

Common Stock, $7.00 par value—1,682,599 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2009, which is the end of the fiscal year covered by this report, are incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2009

For Glossary of Terms, see Page v

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
APP	Aroostook Partnership for Progress
ASC	Accounting Standards Codification
Ashford	Ashford Investments, Inc.
ASU	Accounting Standards Update
CES	Competitive Energy Supplier
CMP	Central Maine Power Company
DOE	Department of Energy
EA	Energy Atlantic, LLC
EPS	Earnings per Share
ETU	Elective Transmission Upgrade
FAME	Finance Authority of Maine
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FSP	FASB Staff Position
Gould	Gould Electric Company
IBEW	International Brotherhood of Electrical Workers
ISFSI	Independent Spent Fuel Storage Installation
ISO-NE	ISO-New England
kV	Kilovolt
LIBOR	London InterBank Offering Rate
MAM	Maine & Maritimes Corporation
MAM USG	MAM Utility Services Group
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
Mecel	Mecel Properties Ltd
MEPCO	Maine Electric Power Company, Inc.
MPC	Maine Power Connection
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MWH	Megawatt hour
NEEWBF	New England Electrical Workers' Benefit Fund
NPPBC	Net Periodic Postretirement Benefit Cost
NPPC	Net Periodic Pension Cost
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
OTTI	Other Than Temporary Impairment
PBO	Projected Benefit Obligation
PCB	Poly Chlorinated Bi-phenol
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFDT	Spent Fuel Disposal Trust
SOS	Standard Offer Service
TMG	The Maricor Group
TMGC	The Maricor Group, Canada Ltd
TMGNE	The Maricor Group New England, Inc.
VEBA	Voluntary Employee Benefit Association

PART I

Item 1.	Business

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003, when all shares of Maine Public Service Company (“MPS”) common stock were converted into an equal number of shares of MAM common stock, which are listed on the NYSE Amex exchange under the symbol “MAM.” MAM is the parent holding company for the following wholly-owned subsidiaries:

1.	Maine Public Service Company and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”);

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary; and

3.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

Maine & Maritimes Corporation and Subsidiaries

Shading indicates active operations.

MAM was the former owner of The Maricor Group (“TMG”) and its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”), TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd (“Mecel”), all of which were dissolved during 2008. The activity of these companies through dissolution is reported in discontinued operations.

MAM was also a 50% owner of Maricor Properties Ltd (“Maricor Properties”), a Canadian company formerly wholly-owned by MAM, and its wholly-owned Canadian subsidiary Cornwallis Court Developments Ltd. MAM divested its 50% ownership of Maricor Properties on March 31, 2008, through a share redemption agreement with Ashford Investments, Inc. (“Ashford”).

General Descriptions of the Parent Company and its Subsidiaries:

Continuing Operations:

•	Maine & Maritimes Corporation is a holding company incorporated in the State of Maine, and is the ultimate parent company for all business segments. MAM maintains investments in a regulated electric transmission and distribution utility and an unregulated utility services company, both operating within the State of Maine and classified for financial reporting purposes as continuing operations. MAM also had investments in mechanical, electrical and plumbing/fire protection engineering, facility asset lifecycle management and energy efficiency companies within the United States and Canada, and a facilities asset lifecycle management company in the United States. As of December 31, 2006, these operations were reclassified for financial reporting purposes to discontinued operations. MAM is headquartered in Presque Isle, Maine.

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

MPS was originally incorporated in the United States as the Gould Electric Company (“Gould”) in April 1917, by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine & New Brunswick Electrical Power Company, Ltd., a Canadian company. Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS. Me&NB was primarily a hydro-electric generating company. It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc., a subsidiary of WPS Resources Corporation, now known as Integrys.

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

The economy of MPS’s service area continues to be dependent upon agricultural and forest products industries. Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, are dominant economic forces. Data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses. Attracting new businesses and jobs to northern Maine in an effort to reverse outward migration trends is a continuing challenge for the area’s leaders and businesses, including MPS.

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

MPS is subject to certain environmental standards and regulations. One environmental initiative impacting MPS is the poly chlorinated bi-phenol (“PCB”) mitigation effort. In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The impact of this program is described further in Item 2, “Properties,” of this Form 10-K.

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

Former Equity Investments

•

Maricor Properties Ltd was a Canadian real estate development, redevelopment and investment company. It developed or invested in public and private facility projects involving the renewal or development of building infrastructure within revitalization districts. Maricor Properties Ltd was organized on May 28, 2004, in Halifax, Nova Scotia, Canada. On June 30, 2006, Maricor Properties issued stock to Ashford, resulting in 50% ownership for both MAM and Ashford. Prior to this stock issuance, Maricor Properties was a wholly-owned subsidiary of MAM. Ashford is an Atlantic Canadian real estate development, investment and management firm, which provides management services to Maricor Properties and its subsidiaries. MAM divested its remaining 50% interest in Maricor Properties on March 31, 2008.

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

•

The Maricor Group, Canada Ltd was the Canadian subsidiary of The Maricor Group offering its parent company’s defined services primarily within the eastern Canadian provinces, particularly Atlantic Canada. Headquartered in Moncton, New Brunswick, TMGC maintained offices in Saint John, New Brunswick, as well as Halifax, Nova Scotia. TMGC acquired its first mechanical and electrical engineering services company, Eastcan Consulting Engineers, on December 1, 2003. On June 1, 2004, TMGC acquired Morris & Richards Consulting Engineers. On May 12, 2006, TMGC acquired the assets of Pace Electrical Engineering, an electrical engineering firm based in Moncton. All of these companies were operating divisions of TMGC, and were divested in June 2007. TMGC was dissolved on October 24, 2008.

•

TMGC was also the parent company of Mecel Properties Ltd. Mecel was formerly a Canadian subsidiary of Maricor Properties Ltd and owned the office building that housed the Halifax, Nova Scotia operating division of The Maricor Group, Canada Ltd. It was acquired by Maricor Properties on June 1, 2004, in conjunction with the acquisition of M&R by TMGC. Under the terms of the sale of stock of Maricor Properties to Ashford, MAM retained 100% of the economic ownership of this subsidiary, with the provision that either 50% of Mecel would be purchased by Ashford or that Mecel would be transferred to TMGC at a later date. On September 12, 2007, in order to fulfill this requirement, TMGC acquired Mecel. TMGC sold the Mecel building on May 30, 2008. Mecel Properties was dissolved on October 24, 2008.

•

Energy Atlantic, LLC is a licensed, but currently inactive, CES of retail electricity. EA formerly competed for electric supply customers within the northern and southern regions of the State of Maine as a CES from March 1, 2000, through February 28, 2004, and also provided the SOS for Central Maine Power Company’s (“CMP’s”) territory from March 1, 2000, through February 28, 2002, and 20% of the medium non-residential SOS in MPS’s territory from March 1, 2000, through February 28, 2001.

Employees

At the end of 2009, Maine Public Service Company had 141 employees (138 full-time, 3 part-time), compared to 138 (136 full-time, 2 part-time) at December 31, 2008. Neither MAM nor any of its other subsidiaries had employees at the end of 2009 or 2008.

The Company’s consolidated payroll costs were $8.4 million for 2009 and $8.1 million for 2008. The increase is attributable to the additional employees, normal pay increases, and 2008 profit sharing payments paid during 2009.

Approximately 36.2% of MPS’s labor force are members of the Local 1837 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On October 1, 2009, the IBEW 1837 Union approved a 4-year collective bargaining agreement for the term of October 1, 2009, through September 30, 2013. The primary changes include a 3.25% annual wage increase, transitioning from the Company’s Anthem health insurance plan to the New England Electrical Workers’ Benefit Fund (“NEEWBF”) effective January 1, 2010, and new employee contributions for medical insurance.

Suppliers

The Company’s primary suppliers of materials provide transformers, meters, poles, wire and other electrical infrastructure components. The Company also purchases power operated equipment for use in construction and maintenance, and seeks external resources for certain services, such as vegetation management and engineering projects for which the Company does not have available resources and/or expertise. The Company’s primary suppliers during 2009 were Asplundh Tree Expert Co., Wesco Distribution Inc., DC Bates, Power Partners, Energy Service Partners, LLC, and ERMCO.

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

Financial Information about Segments

See Note 3 to the attached financial statements.

Competitive Conditions and Effects of Regulation

See Item 1A. below.

Company Financial Information

The public may read and copy any materials the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

Proposed Merger Transaction

As previously disclosed on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2010, the Company entered into that certain agreement and plan of merger by and among the Company, BHE Holdings Inc. and BHE Holding Sub One Inc., dated as of March 12, 2010 (the “Merger Agreement”), whereby BHE Holding Sub One Inc. will merge with and into the Company, with the Company as the surviving entity. Stockholders of the Company will receive $45.00 for each share of common stock of the Company in the transaction. The Board voted to recommend to the Company’s shareholders that they approve the merger agreement and the transactions contemplated thereby at the annual meeting.

The conditions to the Merger may fail to be satisfied or the Agreement may be terminated in accordance with its terms, either of which events could negatively affect the Company.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to obligate the parties to close the merger. Those conditions include: regulatory approval of the merger by the Federal Energy Regulatory Commission, the Maine Public Utilities Commission, and the Nuclear Regulatory Commission, the expiration of the waiting period under the Hart-Scott-Rodino Act, shareholder approval of the merger, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed. In addition, the Merger Agreement can be terminated in accordance with its terms. The consequences of a failure to satisfy the closing conditions or a termination of the Merger Agreement could include:

•	in certain circumstances, MAM may be required to pay a termination fee of approximately $2 million (plus expense reimbursement of up to $1 million) to BHE Holdings Inc.;

•

the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	the market price of the Company common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	another party may not be willing to pay an equivalent or more attractive price than the price BHE Holdings Inc. has agreed to pay in the merger.

Any one or more of these events could have a material adverse effect upon our results of operations, financial condition and cash flows.

Restrictions on the conduct of our business prior to the completion of the proposed merger may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger that require us to conduct our business only in the ordinary course, subject to specific limitations. We have also agreed not to take certain specified actions without BHE Holdings Inc.’s consent. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

We are facing legal challenges over our decision to enter into the transactions contemplated by the Merger Agreement.

On March 16, 2010, a purported class action lawsuit related to the merger, captioned Duplisea v. Maine & Maritimes Corporation, et al. was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the proposed sale of MAM to BHE Holdings Inc. The action seeks to enjoin the proposed sale, and does not seek financial penalties from the Company. The Company will vigorously contest this action. The Company cannot predict the outcome at this time.

Regulation and Legislation

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

MPS adjusts its transmission rates annually; the most recent change was on July 1, 2009. MPS and transmission ratepayers reached settlement on the rates and formula changes. However, the final approval of the 2009 transmission rate settlement is not yet complete, and may result in an adjustment during 2010. Distribution and stranded cost rates did not change during 2009.

In 2010, MPS anticipates the annual adjustments to its transmission rates on July 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time. Stranded cost rates, under the Order in MPUC Docket No. 2009-323, did not change for the new 2-year rate effective period which began January 1, 2010. MPS is considering its costs and whether or not to file for new distribution rates in 2010.

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

Since the initial filings, MPS and CMP have reevaluated the physical scope of the project, and are considering alternative means of constructing a transmission line to allow MPS to interconnect its system with the New England Grid and to support renewable energy projects in its service territory.

The Project and any of its alternatives depend on, among other factors, (i) the development of additional generation and the needs of generators in our service territory, and (ii) one of the following developments – (a) MPS joins ISO-NE and ISO-NE socializes the line, or (b) one or more generators agree to pay for the line. The inability to obtain regional socialization or agreements with generators, each on terms acceptable to MPS and CMP, is likely to have an impact on whether MPS and CMP construct the line, whether as originally proposed or in any alternative form. Other factors, such as cost and availability of materials, labor and subcontractors, may increase the cost of the project or delay its completion.

Other companies have proposed competing lines to the MPC project. One proposal has been submitted to the MPUC. Any of these could threaten the development of the MPC line by MPS and CMP. MPS will aggressively defend its franchise service territory rights against these and other developments in its territory but can give no assurances it will be successful.

Financing Risk for New Transmission Facilities

Assuming new transmission facilities are approved for construction, the Company will be seeking financing to fund construction. There can be no assurance that the Company will be able to raise the capital to construct new transmission facilities given, among other factors, (a) the uncertainty of financial markets which continues to exist, and (b) the size of the proposed project. Further, as described above, the final design, length and cost of the line would vary significantly depending on which option, if any, is ultimately developed. Other financing risks, including the type and cost of financing, are also risks in the development of this line.

Risk from Joint Development Agreement

The Joint Development Agreement, which MPS entered into with CMP on October 2, 2008 in connection with the MPC project, sets forth numerous conditions for continued MPS participation in the Project. Failure to meet such conditions in a timely fashion can result in various consequences, including a reduction in, or elimination of, the interest which MPS may acquire in the Project. Reference is made to such Agreement, which was an exhibit to the MAM 8-K filed on October 8, 2008, for details of such conditions and consequences.

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

Economy of the Region and General Economic Conditions

MPS operates in a territory restricted to Aroostook County and northern Penobscot County, Maine. Our business follows the economy of the region we serve. Since 2007, we have experienced slower collections and an increase in uncollectible accounts during 2008 and 2009. MPS has adjusted its reserve for uncollectible accounts based on the current indicators, and we will continue to closely monitor collection rates.

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

MAM USG also depends heavily on economic conditions. The development of windfarms depends on, among other things:

•	the economics of wind generation compared to oil-based and other types of generation,

•	the ability of the developer to secure financing,

•	the ability of the developer to secure contracts for sale of the output of the windfarm,

•	the existence of sufficient transmission capacity for the entire route between the windfarm and the power purchaser, and

•	the ability of the developer to obtain the necessary approvals and permits for siting the windfarm.

MAM USG also performs other types of electrical design and construction, which are dependent primarily on the expansion of manufacturing and utility facilities. These expansions are also subject to, among other things, cost-benefit analysis by the owners and by their ability to secure financing.

Competitive Conditions

Except for consumers served by municipal electric utilities within MPS’s service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory, defined as all of Aroostook County, Maine, and a portion of northern Penobscot County, Maine. MPS currently has little exposure to risk from competition. Legislation has been proposed to change the process for siting transmission lines, with the potential for siting transmission corridors through the host utility’s service territory. MPS will continue to aggressively defend its rights to its franchise service territory, but cannot predict with certainty if those rights will be enforced.

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

Financing Risks

MAM and its subsidiaries have financial and other covenants on their financing arrangements. In the event of a default, the lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates and difficulty obtaining other sources of financing. A default by MPS also triggers cross-default provisions with the MAM USG debt agreement. The Company was in compliance with all debt covenants as of December 31, 2009.

MAM and MPS have interest rate risk due to variable interest rates on financing arrangements. The Company has mitigated a portion of this risk by fixing interest rates on two MPS variable rate debt issues with two interest rate swaps. These swaps expose MPS to counterparty credit risk through these swaps. A default by Bank of America would return MPS to the original variable rates.

Bank of America approval is required before the Company or its subsidiaries may obtain new financing. MPS is also required to obtain approval from the MPUC prior to obtaining new financing. This approval has not been an obstacle to obtaining financing in the past; however, the Company cannot predict whether or not approval will be granted going forward.

MAM USG’s business development partly depends on its ability to secure bonding capacity. MAM USG has the option of using some or all of its $4.0 million line of credit as a letter of credit to secure bonding. With limited assets and limited access to letters of credit, MAM USG may not be able to accept projects on which it is required to provide bonding.

Pension Plan Investments

The MPS Pension Plan holds equity and fixed income investments. Changes in the stock market and accounting standards can materially impact MPS’s assets and obligations under this plan, including the Plan’s impact on future expense and cash flows. The Company has partly mitigated its risk through the freeze of future salary and service accruals under the Company’s Pension Plan, which went into effect on December 31, 2006.

Information Technology

Problems with computers and technology could result in billing errors or unintentional release of confidential consumer information. MAM goes to significant lengths to test its systems and protect against such events; however, the Company cannot warrant that such risks do not exist.

Climate Change

Climate change and climate change legislation have the potential to affect the Company both positively and negatively. Increased demand for and development of renewable generation and the transmission needed to move the output to market could result in additional opportunities for MAM USG in construction and maintenance and for MPS in development of transmission. However, less carbon-based generation could also reduce MPS transmission exports.

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

Aging Infrastructure and Reliability

MPS has risks associated with aging infrastructure assets that may, in some instances, be beyond the useful life of the asset. The failure of such assets could result in the loss of power, which could result in harm to property or person, increased expenses and/or a reduction in revenue. MPS mitigates these risks through several programs, but cannot warrant that outages will not occur. MPS expanded its vegetation management program during 2009 and expects to do more in 2010 to lower the risk of vegetation-related outages. MPS works diligently through on-site inspection and testing programs to ensure the integrity of its infrastructure. MPS maintains substantial back-up equipment and the capability to repair or rebuild such assets in a timely manner, including the maintenance of mobile transformers. MPS also increased its capital expenditures since 2006 to address this risk.

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

This risk also applies to certain third-party generation and other electrical facilities. As a transmission and distribution company, MPS is allowed to charge ratepayers for only the use of its lines and other transmission and distribution facilities. MPS bases this rate largely on energy consumption. An SOS or CES supplies the energy. The energy supplier facilities are subject to the same sort of risks as MPS facilities, including extreme weather conditions, breakdowns, acts of terrorism and other occurrences that could impact the availability of supply and, in turn, MPS’s revenue.

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

As of December 31, 2009, MPS owned approximately 380 circuit miles of transmission lines and approximately 1,800 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine. In addition, MPS owns eight buildings that consist of office, warehouse and/or operating facilities within its service area, as well as various tracts of vacant land. Substantially all of the properties owned by MPS are subject to the liens of its First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over an eleven-year period. In 2010, MPS began its tenth year of this program. The cost of testing the transformers is expensed as incurred; replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the program is estimated to be $3.0 million and, as of December 31, 2009, $2.8 million has been spent to remediate approximately 82% of the transformers in this effort.

Entities are also required to estimate and record a liability for conditional asset retirement obligations, including a legal obligation to perform asset retirements in which the Company does not determine the timing and/or method of settlement. As of December 31, 2009 and 2008, Management recognized conditional asset retirement obligations of $220,000 and $611,000, respectively, associated with the PCB Transformer phase-out program mandated by the State of Maine. This asset retirement obligation is also recorded by reducing accumulated depreciation and increasing the accrued removal obligation, and does not impact current net income. However, the asset retirement obligation inherent in the depreciation rates does increase depreciation expense over time.

Item 3.	Legal Proceedings

Request for Approval of Maine Public Service Company’s Stranded Cost Revenue Requirement and Rates for the Rate Effective Period Beginning January 1, 2010

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010, with the Maine Public Utilities Commission. The MPUC issued its Order March 3, 2010. Under this Order and consistent with past stranded cost orders, stranded cost rates remain the same for the rate effective period January 1, 2010 through December 31, 2011. Amortization of the deferred fuel balance is adjusted each year to achieve these levelized rates. The Order includes a reduction in the allowed return on equity, from 10.2% in current rates to 9.4% in the first year, and 8.6% in the second, and an assumed capital structure of 50% debt and 50% equity. In addition, MPS was granted recovery of its agricultural storage special discount.

FERC Incentive Rate Treatment on MPC Transmission Line Project

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

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project is abandoned as a result of factors beyond the control of MPS and CMP. The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as a Market Efficiency Transmission Upgrade.

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active. MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and the recovery of abandoned plant should the project ultimately be cancelled. MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of December 31, 2009. Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

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

On June 15, 2009, MPS also filed its updated rates under the 2009 OATT formula for both wholesale and retail customers. The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009. Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement. Due to higher wheeling revenue from generators exporting electricity off the MPS system, MPS had a higher wheeling revenue credit in the formula for 2008 than the prior year, resulting in the lower rates.

The parties have reached a settlement accepting all formula changes and no change from the rates as filed. This settlement is subject to FERC approval. MPS cannot guarantee FERC will approve the settlement agreement reached by the parties. Until FERC approval is received, MPS cannot guarantee there will not be changes to the formula or rates.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maine & Maritimes Corporation became a holding company effective June 30, 2003. All 1,574,582 shares of MPS common stock were converted on that date into an equal number of shares of MAM common stock, which are listed and traded on the NYSE Amex under the symbol “MAM”. As of March 1, 2010, there were 542 holders of record of the Company’s common stock, with 1,682,599 shares outstanding. As of December 31, 2009 and 2008, the number of outstanding shares was 1,681,924 and 1,678,924, respectively.

Dividend data and market price related to the common stock are tabulated as follows for 2009 and 2008:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2009
First Quarter	$42.75	$24.20	$0.05	$0.05
Second Quarter	$38.70	$30.00	0.05	0.05
Third Quarter	$37.50	$32.15	0.05	0.05
Fourth Quarter	$38.72	$34.25	0.05	0.05

Total Dividends			$0.20	$0.20

2008
First Quarter	$39.25	$23.00	$—	$—
Second Quarter	$47.40	$27.20	—	—
Third Quarter	$49.20	$31.00	—	—
Fourth Quarter	$42.49	$22.20	—	0.05

Total Dividends			$—	$0.05

Dividends are subject to quarterly declaration by the Board of Directors, which establishes the amount of each quarterly Common Stock dividend and fixes the record and payment dates. A $0.05 per share fourth quarter dividend was announced in December 2008, payable January 15, 2009, signifying a return of the dividend payment which was suspended in 2005 after 78 consecutive quarters. The Company has continued this level of quarterly dividend since. Future dividends will be considered for declaration to Common shareholders when adequate cash flows are available and when fiscally prudent after careful consideration of all cash priorities. Although any dividend payments are subject to declaration by our Board and could be discontinued at any time, we expect a quarterly dividend payment of at least the present amount to continue for the foreseeable future.

There are regulatory restrictions on the amount of dividends MPS is allowed to pay MAM, particularly a provision limiting these dividends to 100% of the two-year rolling average of MPS’s net income. However, this limitation does not apply to the stranded cost free cash flows.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,932	$30.28	92,590
Equity compensation plan not approved by security holders	—	n/a	—

Total	3,932		92,590

The Company maintains three active equity compensation plans. The most recent plan, the 2010 Executive Compensation Plan, was approved by the Board of Directors on January 8, 2010. This plan includes specific targets and performance measures for the Company’s executive officers. The officers have the opportunity to earn additional short-term compensation, to be paid 75% in cash and 25% in shares of MAM stock to be issued under the 2008 Stock Plan, if there is significant improvement in areas such as share price, return on equity and net income during 2010. The maximum potential award, based on current base salaries, is approximately $494,000. This plan also includes a long-term incentive, to be paid 100% in shares of MAM stock, also to be issued under the 2008 Stock Plan, based on the Company’s total shareholder return over the three-year period from 2010 through 2012, compared to thirteen publicly traded electric utilities designated as peer companies. The potential maximum award, based on current base salaries, is approximately $987,000.

The 2008 Stock Plan was approved at the May 13, 2008, Annual Stockholders Meeting. This plan allows for the Performance and Compensation Committee of the MAM Board of Directors to grant up to 85,000 shares of MAM stock to employees. No more than 10,000 shares may be granted to any one employee during a five-year period, and the Performance and Compensation Committee may condition the grant or vesting of the stock awards on attainment of performance goals or the passage of time. Effective March 26, 2009, fifty shares were granted to each of the Company’s officers, a total of three hundred shares. At December 31, 2009, 84,700 shares remain available for issue.

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 12,110 shares have been issued, with 7,890 remaining available for issuance.

In addition to the Stock Plan for Outside Directors, the directors’ fees can be paid in any combination of three forms. Directors can choose to receive their fees in cash or defer all or a portion of the fees in two deferral programs. The first provides a return equal to the 5-year Treasury Note rate. The second deferral program is tied to the performance of the Company’s stock. Under this program, the deferred directors’ fees for the quarter are converted to a number of shares of stock for tracking purposes, and the value of the previous deferrals is adjusted to reflect the stock price as of the end of the quarter. Under this program, the equivalent of 37,922 shares was held by directors as of December 31, 2009. The unfunded obligation for these deferred fees of $1.3 million is reported in the Consolidated Balance Sheets within the line “Miscellaneous Liabilities.”

Also, effective March 14, 2008, the 2002 Stock Option Plan was terminated by the Board of Directors. This plan originally included 150,000 shares available for issuance. As of December 31, 2009, there are 3,932 options remaining outstanding. These options will remain outstanding for their respective ten-year terms, with 1,966 expiring on May 31, 2012, and the remaining 1,966 expiring on May 31, 2013. See Note 9, “Stock Compensation Plan,” in Item 8 for more information on these stock options.

Sale of Unregistered Securities

None.

Company Purchases of Equity Securities

There were no stock repurchases by the Company during 2009 or 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, related to the expected future performance of our plans and objectives, such as forecasts and projections of expected future performance or statements of Management’s plans and objectives. These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements. We use words such as “anticipate,” “estimate,” “predict,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of Management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results will differ, and some of the differences may be material.

Factors that could cause actual results to differ materially from our projections include, among others, the proposed merger transaction, regulation and legislation, construction of new transmission facilities, financing risk for new transmission facilities, risk from joint development agreement, contract risks at MAM USG, attraction and retention of qualified employees, economy of the region and general economic conditions, competitive conditions, holding company structure, financing risks, pension plan investments, information technology, climate change, environmental risks, aging infrastructure and reliability, weather, vandalism, terrorism and other illegal acts, alternative generation options, and professional liability. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Annual Performance Summary

Net Income and Earnings per Share

(Dollars in Thousands Except per Share Amounts)	2009	2008
Net Income (Loss) from Continuing Operations
Regulated Electric Utility	$1,619	$4,909
Unregulated Utility Services	(334)	(487)
Other*	(380)	(787)

Net Income from Continuing Operations	905	3,635

Net Income from Discontinued Operations
Unregulated Engineering Services	—	977

Net Income from Discontinued Operations	—	977

Net Income	$905	$4,612

Basic Income Per Share	$0.54	$2.75

*	The “Other” line in Continuing Operations includes activities of the holding company (including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility) and inter-company eliminations. “Other” in Discontinued Operations is inter-company eliminations.

Financial performance during 2009 lagged after a successful 2008. Consolidated net income was down $3.7 million or 80.4% from 2008. While $977,000 of the difference was attributable to a one-time gain in 2008 from the disposal of our discontinued operations, there were several other issues that contributed to our lackluster performance in the current year.

Decline in Regulated Revenues

The primary factor in the degradation of net income was a reduction in regulated revenues, which fell by $1.9 million or 5.1% from 2008 levels. While all revenue classes were down in revenue dollars when compared with 2008, the large commercial rate class suffered the most, falling $976,000 or 20.6% from the previous year, primarily due to wood and lumber industry shutdowns; one major mill was destroyed by fire and is unlikely to reopen. The medium and small commercial classes, as well as other retail revenues, were also down while the residential class increased volume 1.4%, but was off $73,000 or 0.5% in dollars due to lower rates. Management is not currently aware of any additional shutdowns or bankruptcies in the commercial classes of customers, indicating that this trend may stabilize. We also believe that residential customer volume will continue to hold relatively steady.

Sharp Decline in Unregulated Revenues

MAM USG, our unregulated utility services group, was unable to secure any large scale projects in 2009 as it did in 2008. Revenues were down sharply from $8.4 million in 2008 to $669,000 in 2009. This resulted in much of the holding company’s common management costs being shouldered by the regulated utility, negatively impacting net income of that segment by approximately $325,000. USG currently has over $15 million in bids outstanding to perform electrical contracting services on various projects. At this time, we cannot predict the probability of winning these bids.

Cost Increases & Increased Accounts Receivable Write-Offs

Operations and maintenance expense for 2009 at MPS increased by $2.7 million or 20.0% over 2008. MPS’s expenses increased by $583,000 due to increased holding company common management costs. The higher allocation of common costs to MPS will be lower if MAM USG activities return to the 2008 level. There were several other categories contributing to the increased costs including:

•	Additional equipment rental expenses following FERC treatment for these leases of $566,000,

•	Vegetation management costs of $467,000,

•	Salaries and benefits expenses of $324,000, due to costs deferred for the MPC project and charged to MAM USG for its two large scale windfarm projects during 2008, and

•	Accounts Receivable write-offs of $277,000 due to higher bad debt reserves and bankruptcy filings by two large customers.

While our financial performance was not stellar, our stock price held up relatively well. The average daily closing stock price for the year was $35.61, off 1.9% from the 2008 average of $36.29. The maintenance of our stock price could be attributable to the upside potential of a significant transmission investment, the prospects of USG obtaining profitable work and offsetting public company operating costs, and the underlying earnings potential of MPS’s regulated rate base assets.

Overview of Company Strategy

Our basic strategy is to:

1.	Efficiently manage and maximize our existing regulated utility operations, and

2.	Utilize our utility and utility-related core competencies to pursue other regulated and unregulated opportunities, including the pursuit of additional investments in transmission infrastructure.

Merger Announcement

As previously disclosed on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2010, the Company entered into that certain agreement and plan of merger by and among the Company, BHE Holdings Inc. and BHE Holding Sub One Inc., dated as of March 12, 2010 (the “Merger Agreement”), whereby BHE Holding Sub One Inc. will merge with and into the Company, with the Company as the surviving entity. Stockholders of the Company will receive $45.00 for each share of common stock of the Company in the transaction. BHE Holdings Inc. is a subsidiary of Emera, a Canadian corporation traded on the Toronto Stock Exchange. This agreement is subject to approval from the shareholders as well as federal and state regulators.

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requests that the MPUC approve BHE Holdings Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation. While this process is expected to take between six and eight months, the actual duration and the ultimate outcome cannot be predicted at this time.

In the interim period between our announcement and the closing of the transaction, we will continue to run our Company in the ordinary course. Subsequent to the closing we expect our combined knowledge of the utility industry and utility operations to support our joint and continued strategies.

Utility Operations

The strategy of MPS, our regulated electric transmission and distribution utility, will not change significantly from now through the closing date of the merger, and is not expected to change significantly after the merger. Our objective is to provide our customers with safe, reliable and competitively priced electricity service while targeting a fair regulated return on investment for our shareholders. While being challenged due to our low customer density, slow economic development or growth, and rugged geography, we are still able to provide competitive rates when compared to other utilities in our State that are multiples of our size and enjoy more organic growth of customer base.

MPS has not filed for a distribution rate increase since 2006. During this period, we are pleased that our efficient operations and cost controls have not increased rates for our customers. With increasing costs and decreasing volumes of revenue due to loss of load, we may elect to file for a rate increase in the future in order to fully recover our costs to serve and to provide a fair return for the equity investment of our shareholders.

MPS continues to efficiently manage and properly invest in our utility asset infrastructure to achieve our objective of safe, reliable service. During 2008, 2009 and over the next several years, MPS will make substantial investments in our core electrical system, which are necessitated, in part, by the age and working condition of our assets. These assets are carefully managed through reliability-centered maintenance and inspection programs. Corporately, capital expenditures for 2009 were $7.0 million and our Board-approved budget target for 2010 is almost $8.8 million. For 2010 through 2012, capital expenditures are forecasted to be approximately $6-$9 million, with each year’s capital budget reviewed and approved by our Board. These capital expenditures are relatively large compared to 2006 and previous years as a result of matching our strong cash flows from our regulatory asset stranded costs collections with our capital improvement plans. The investments in these assets will help provide our ratepayers quality service and will provide regulated returns to our shareholders during their useful life, assuming favorable regulatory treatment.

We have continued our pursuit of transmission alternatives and believe our union with BHE Holdings Inc. will enhance these efforts. Our interest in considering transmission construction alternatives originated from interconnection requests filed by generation developers within and adjacent to our service territory over the last few years. Presently, there are interconnection requests for approximately 700 MW of wind development within our service territory, which would require extra transmission capacity to be constructed. We are required to pursue interconnections to satisfy these requests, but we also have the opportunity to earn a return on our approved transmission investments.

Generally, we are considering the following paths for significant transmission investment:

1.

Socialized Line Model—We have been pursing this model for the last three years. Under this type of project, the constructed transmission line would be part of regional transmission networked service. We proposed this line to be paid for by the ratepayers of New England. The basis for this model is that the line and related renewable generation delivered to the New England grid would benefit all ratepayers in the region, as well as providing other tangible benefits including compliance with the Regional Greenhouse Gas Initiative, additional economic development, additional competition in northern Maine, and other benefits. While we have not ruled out this alternative completely, it has proved to be difficult to get all of the stakeholders in New England to agree on its implementation. To that end, we are pursuing other models at this point in time.

2.	Merchant Transmission Line Model—Under this model, we would build a transmission line and conduct an “open season” for possible generators to utilize the line. The premise is that the generators would pay for the transmission line construction, maintenance and a reasonable return over time through usage contracts backed by some form of financial security.

3.	Anchor Tenant Model—This model works similar to the merchant transmission line model, except that one or more specific generator contracts are negotiated and signed, rather than a full open season. Those generators are the “anchor tenants” for the line. We are currently pursuing this model and have filed an Elective Transmission Upgrade (“ETU”) request with ISO-NE. This ETU process requires an electrical study to determine the cost, path, and feasibility of the proposed transmission investment. We are in discussions with potential anchor tenants and hope to make significant progress toward this solution during 2010.

We expect that the northeast will need to build additional transmission lines to meet rising electricity demands in southern New England. We also expect that additional renewable generation will be built in and to the north of our service territory which places us in a good geographic position to take advantage of constructing these income-producing assets. However, due to competing proposed lines, a multitude of regulatory approvals, and the lack of stakeholders working together collaboratively, we cannot predict how or when any additional transmission lines will be built or whether the Company will own any interest in any of them.

Unregulated Services

A key portion of our strategy is to provide services complementary to our regulated utility operations by utilizing our core competencies. To this end, MAM, as the holding company, formed an unregulated subsidiary in late 2007 to pursue these initiatives. This subsidiary, MAM USG, is providing electrical contracting, engineering, planning, procurement, and project management services to developers, generators, and others in the private and public sectors. MAM USG is currently in the process of bidding on and negotiating contracts to provide these services.

While MAM USG enjoyed a fruitful, although not profitable, first full year in business during 2008 by winning electrical contracting work for two large wind projects, as well as several other smaller commercial and industrial projects, 2009 was not as successful due to economic conditions which impacted the progress of wind development. Revenues were off sharply dropping from $8.4 million in 2008 to $669,000 in 2009.

Some of the 2009 sophomore slump for MAM USG was a result of a difficult economy for renewable energy development projects beginning in late 2008 and lingering into 2009. With long development times for these types of projects, opportunities for work on such jobs were not plentiful. However, MAM USG has bid on several large projects during 2009 and early 2010, with outstanding bids of more than $15 million.

MAM USG is looking to improve its performance through diversification of its services, which it began in 2009 and continues in 2010. The diversification includes more general electrical design and contracting, consideration of fiber optic line construction opportunities, construction contracting with other electric utilities and other related options.

We continue to believe that a growth component of our Company complements the more stable annuity-type investment in the regulated utility and offers potential upside to our shareholders, as well as a way to spread the otherwise fixed costs of being a public company to a different segment which keeps rates lower for the ratepayers of MPS.

MAM Holding Company

As a small investor-owned public utility holding company, life was not without its share of financial challenges in 2009. With a low density service territory for our regulated utility, large relative costs of being a public company, loss of revenue from some industrial customers, increasing costs, and the bonding and bidding challenges related to obtaining work at our utility services group, Management and our Board of Directors continually monitor our strategic alternatives. As we have stated, our current strategy is to grow our Company and provide continued shareholder value. However, we also feel we need to be vigilant in considering other strategic alternatives which would preserve and increase shareholder value, including looking for additional ways to grow our public company, seeking opportunities with strategic partnerships or other ventures, and the consideration of a sale or merger if the value and synergies make sense.

Discontinued Operations

As noted in prior filings, all operations of TMG, Maricor Technologies, Inc., Maricor Properties and their subsidiaries, were discontinued near the end of 2006. During the first half of 2007, substantially all of the assets of these entities were sold and liabilities settled. In 2008, the remaining transactions leading up to dissolution of the entities flowed through discontinued operations. We do not expect any material transactions related to these discontinued operations during 2010.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. In accordance with accounting standards, the currency translation adjustment accumulated in Other Comprehensive Income (“OCI”) within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. With the dissolution completed in the fourth quarter of 2008, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Foreign Currency Gain. Based on this dissolution through the Nova Scotia Registry of Joint Stock Companies, the accumulated OCI related to foreign exchange on MAM’s investment in TMGC was booked in the amount of $997,000. Simply stated, this amount represents purchasing assets in Canada when the US dollar was worth more than the Canadian dollar. When the final dissolution occurred in the fourth quarter of 2008, those previous Canadian investments were worth more as the US dollar weakened.

Dividend Policy

During 2008, we accomplished the goals of solidifying cash flow, increasing earnings, and the related pay down of total debt. During 2009, we continued to have solid cash flows to fund our operations and large capital program in spite of reduced revenues and increased costs. A $0.05 per share fourth quarter dividend was announced in December 2008 signifying the return of a dividend payment, which was suspended in 2005 after 78 consecutive quarters. We have maintained that same level of dividend since we reinstituted a quarterly dividend, opting to utilize our cash flows to invest in income-producing assets at MPS through improvements to its electrical system.

Similar to the dividend policy stated in the 2007 and 2008 Forms 10-K, dividends are subject to quarterly declaration by the Board, which establishes the amount of each quarterly Common Stock dividend and fixes the record date and payment date. Although dividend payments are subject to discontinuance by our Board at any time, we expect a quarterly dividend payment of at least our present amount for the foreseeable future.

Cash Flows

Cash Flows Provided by Operating Activities are from the consolidated operations of MAM, comprised of MPS, the regulated electric transmission and distribution utility, as well as from MAM USG, which generates its revenue from electrical contracting, engineering, planning, procurement, and project management services to developers, generators, and others in the private and public sectors.

Cash flows from operations at MPS will remain higher than our net income would indicate, due to the collection of previously deferred regulatory costs being collected through 2012. The regulatory assets known as stranded costs are currently deferred on our Consolidated Balance Sheets, and, excluding the Uncollected Maine Yankee Decommissioning Costs, are items for which the cash has been spent in the past. Therefore, the amortization of these costs is a non-cash item, but recovery is included in current rates or expected to be included in future rates. These cash flows, which we call “stranded costs free cash flows,” will be collected through 2016, with the majority collected from January 1, 2007 through December 31, 2012. An estimated table of these net cash flows after payment of deferred taxes is listed below (in thousands of dollars). These cash flows will be utilized in accordance with our cash priorities listed above.

2010	2011	2012	2013	2014	2015	2016
$6,172	$7,647	$4,969	$815	$1,005	$944	$582

After the current rate effective period of January 1, 2010 through December 31, 2011, we will file with the MPUC to determine any necessary rate adjustments. It is unknown at this time if the current stranded cost rates will continue after that period through recovery of the remaining stranded costs or if stranded cost rates will be reduced.

Cash flows provided by MAM USG will depend on our ability to win construction bids and manage our costs on projects. While we have a significant sales pipeline of projects, we cannot predict how successful our bids to win this work will be. We do not have a significant backlog of projects that we have already won.

Other than cash for funding normal operations, the utility capital plan, and payment of dividends, as mentioned above, the only other significant impact expected on cash flows for 2010 is contributions to our defined benefit pension plan. MPS has reduced its overall market risk as we have frozen participation in the pension plan as of January 1, 2006 and frozen any future salary and service cost accruals for participants as of December 31, 2006. The level of contributions in the future may be more or less depending on the return on assets. The Company contributed $941,000 to the Plan in 2009, and anticipates contributing $950,000 during 2010. Please refer to the benefit plan footnote in the financial statements for additional details and disclosures.

Consolidated Capital and Construction Program

Cash expenditures for capital improvements, additions, replacements and equipment for the years ended December 31, 2009, 2008, 2007, and 2006, along with estimated expenditures for 2010, are as follows (in thousands of dollars):

	2010	2009	2008	2007	2006
	(Unaudited Estimates)
Maine Public Service	$8,462	$6,992	$6,709	$6,178	$3,502
MAM Utility Services Group	300	38	63	—	—
The Maricor Group	—	—	—	—	49
Maricor Technologies, Inc.	—	—	—	—	244
Other Subsidiaries	—	—	—	—	30

Total	$8,762	$7,030	$6,772	$6,178	$3,825

Detailed Analysis of Changes in Financial Condition by Operating Segment

Regulated Utility Operations

The following discussion includes the operations of MPS and Me&NB:

	2009	2008
Net Income—Regulated Electric Utility (in thousands)	$1,619	$4,909
Basic Earnings Per Share from Regulated Electric Utilities	$0.96	$2.93

Regulated Utility Operating Revenue

Consolidated revenues and Megawatt Hours (“MWH”) for the years ended December 31, 2009 and 2008, are as follows (in thousands of dollars):

	2009		2008
	Dollars	MWH	Dollars	MWH
Residential	$15,095	180,064	$15,168	177,574
Large Commercial	3,763	122,351	4,739	146,416
Medium Commercial	5,465	97,867	5,670	103,497
Small Commercial	7,141	90,282	7,297	92,699
Other Retail	912	3,418	917	3,391

Total Regulated Retail	32,376	493,982	33,791	523,577

Other Regulated Operating Revenue	2,762		3,260

Total Regulated Revenue	$35,138		$37,051

Overall, MPS revenue volume continued to decline, down 29,595 MWH or 5.7% from 2008 to 2009. The majority of this decrease, 24,065 MWH, was in large commercial customer volume, a 16.4% decrease for those customers. The general downturn in the economy, and the struggles specifically in the wood and lumber industry, led to scaling back or shutting down operations for several of our large commercial customers. MPS continues its efforts to promote the region and economic growth in northern Maine through its involvement in APP and other economic development groups.

Residential customer sales volume increased slightly, up 2,490 MWH or 1.4%, year over year. Revenue dollars from residential customers decreased due to the reduction in transmission rates; distribution and stranded cost rates remained the same in 2009 as they were in 2008.

Medium and small commercial customer volume also decreased during 2009 compared to the prior year, although not to the same degree as the large commercial customers. Medium commercial customer volume decreased 5,630 MWH or 5.4% and small commercial customer volume is down 2,417 MWH or 2.6%. This is also a reflection of the economic times and the economy of the region.

Other regulated operating revenue decreased $498,000. Wheeling revenue decreased approximately $246,000, due to the reduction in transmission rates, and the unbilled revenue adjustment is down $155,000, due to the unseasonably warm temperatures in our service territory in December, which led to reduced sales. Miscellaneous service revenue is also down $31,000, due to less billable work performed by MPS in 2009 than 2008. The remaining decrease is a combination of other, smaller changes in other operating revenue.

Regulated Utility Expenses

For the years ended December 31, 2009 and 2008, regulated operation and maintenance are as follows (in thousands of dollars):

	2009	2008
Regulated Operation and Maintenance
Labor	$5,388	$5,098
Benefits	1,739	1,705
Outside Services	1,774	1,307
Holding Company Management Costs	1,732	1,149
Insurance	581	490
Regulatory and Licensing	1,164	1,105
Transportation	757	707
Maintenance	575	572
Rent	629	63
Other	1,968	1,395

Total Regulated Operation and Maintenance	$16,307	$13,591

MPS operating expenses increased $2.7 million or 20.0% from 2008 to 2009. The significant changes in operating expenses are:

•

Salaries and benefits increased $324,000, primarily due to more work performed for MAM USG and deferred for the MPC project in 2008 than 2009. Normal wage increases and the addition of three employees also contributed to this increase.

•	Outside services increased $467,000, reflecting an increase in tree trimming in response to a vegetation management study of the MPS system.

•

Holding company management costs increased $583,000 as a result of a shift in cost allocation from MAM USG to MPS, due to lower expenses at MAM USG. The change in the common cost allocation rate under Docket 2009-60 also contributed to this change.

•

Rent expense increased $566,000 from $63,000 in 2008 to $629,000 in 2009. The change in presentation of depreciation of leased assets from depreciation expense to rent expense in 2009 in accordance with FERC General Instruction No. 20 caused this increase.

•

Bad debt expense increased the “Other” expenses by $277,000 over 2008. This increase reflects the bankruptcies of two significant commercial customers, as well as a continuing trend of increases in accounts receivable write-offs, net of recoveries.

The remaining increase is comprised of other smaller increases in various expenses, including insurance, materials, and regulatory fees.

For the years ended December 31, 2009 and 2008, stranded cost amortization expenses are as follows (in thousands of dollars):

	2009	2008
Stranded Cost Amortization
Maine Yankee	$278	$2,351
Seabrook	1,538	1,538
Deferred Fuel	8,460	6,238
Cancelled Transmission Plant	—	254
Special Discounts	526	530

Total Stranded Cost Amortization	$10,802	$10,911

The amortization expense above is in accordance with MPUC Docket No. 2006-506. The reduction in amortization expense for Maine Yankee is a result of Maine Yankee’s decreasing costs. Cancelled transmission plant was fully recovered as of December 31, 2008. Amortization expense is “levelized” through the deferred fuel amortization, resulting in the year-over-year increase presented above. Seabrook and special discounts were consistent year over year.

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010 with the Maine Public Utilities Commission under MPUC Docket No. 2009-323. The MPUC issued its Order on March 3, 2010. Under this Order and consistent with past stranded cost orders, stranded cost rates remain the same for the rate effective period January 1, 2010 through December 31, 2011. However, due to the decrease in sales volume since the previous stranded cost filing, the revenue requirement decreased from $11.9 million for 2007 through 2009 to $11.1 million in 2010 and $10.7 million in 2011. This Order includes a reduction in the allowed return on equity, from 10.2% in current rates to 9.4% in 2010 and 8.6% in 2011, an assumed capital structure of 50% debt and 50% equity, and recovery of the agricultural storage rate special discount. Refer to Part II., Item 1, “Legal Proceedings” for more information.

Unregulated Utility Services

The unregulated utility services segment is composed of the results of MAM USG. MAM USG’s first full year of operation was 2008, following the Company’s creation in September 2007.

	2009	2008
Revenue	$669	$8,371
Direct Expenses	468	8,157

Gross Profit	201	214
Other Expenses	(621)	(274)
Common Corporate Costs and Facilities Charges	(135)	(745)
Income Tax Benefit	221	318

Net Loss—Unregulated Utility Services	$(334)	$(487)

Basic Loss Per Share from Unregulated Utility Services	$(0.20)	$(0.29)

MAM USG participated as the electrical subcontractor on two large windfarms in 2008. In 2009, the Company did not participate in any large-scale projects, leading to the significant reduction in revenue and direct expenses.

MAM USG diversified its offerings during 2009 to include more general electrical design and contracting. Management continues to seek large projects similar to those MAM USG has performed in the past, and also seeks to further this diversification process, including consideration of fiber optic line construction opportunities, construction contracting with other electric utilities and other related options. To that end, MAM USG incurred higher operating expenses than in 2008, reflecting the addition of the general manager and marketing efforts.

Other Continuing Operations

Other continuing operations includes the activity of MAM, the holding company, such as the unregulated costs of the holding company that cannot be allocated as common costs, and intercompany eliminations.

	2009	2008
Net Loss—Other (in thousands)	$(380)	$(787)
Basic Loss Per Share from Other Continuing Operations	$(0.23)	$(0.47)

The costs remaining at the parent company, MAM, continued to decrease in 2009 from 2008. The significant changes include a reduction in income taxes, due to an adjustment to the estimated income tax recorded in 2008 from the filing of the 2007 return that did not recur in 2009 and expenses in 2008 associated with the dissolution of the former TMG subsidiaries.

Unregulated Engineering Services—Discontinued Operations

The following table presents the results of the Unregulated Engineering Services segment, including TMG and its subsidiaries TMGNE and TMGC, classified as Discontinued Operations (in thousands of dollars):

2008
Loss on Sale	$(1)
Gain on Foreign Exchange from Liquidation	997
Loss From Operations	(32)
Benefit of Income Taxes	13

Net Income—Unregulated Engineering Services	$977

Basic Earnings Per Share from Unregulated Engineering Services	$0.58

The majority of the activity of TMG ceased with the sale of the assets of TMGC in the second quarter of 2007 and the closure of TMGNE’s Boston office in August 2007. The remaining activity ended with the sale of the Mecel building in May 2008, and the dissolution of TMG and all of its subsidiaries during 2008.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. In accordance with accounting standards, the currency translation adjustment accumulated in OCI within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. This amount resulted from purchasing assets in Canada when the U.S. dollar was worth significantly more than the Canadian dollar. As the Canadian dollar strengthened, when the final dissolution occurred in the fourth quarter of 2008, those Canadian investments were worth more and a gain was realized. With the dissolution completed in the fourth quarter, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

Taxes Other Than Income

Taxes other than income consist of property and payroll taxes. These costs increased approximately $112,000, from $1.74 million in 2008 to $1.86 million in 2009. The increase is attributable to increases in property taxes, due to property additions and rate increases, and to increases in payroll taxes, due to additional employees and normal pay increases.

Income Tax Expense (Benefit)

The income tax provision for the regulated utility decreased from $2.12 million in 2008 to $1.07 million in 2009, a $1.06 million decrease. The primary reason for the decrease is the decrease in net income, from a combination of higher operating expenses and lower revenue volume described in more detail above.

The benefit from unregulated income taxes of $460,000 represents a $411,000 increase from the $49,000 benefit in 2008. The majority of the change is due to the revision to the income tax estimate recorded in 2008 as a result of the 2007 income tax return filing, which reduced the 2008 income tax benefit.

Interest Charges

Interest charges decreased $500,000 from $2.3 million in 2008 to $1.8 million in 2009. Interest rates continued at the near historic low levels reached in late 2008. Further, MPS and MAM repaid $3.4 million of short- and long-term debt and capital lease obligations in 2009, in addition to $6.9 million repaid during 2008.

Critical Accounting Policies

The following critical accounting policies describe the estimates and assumptions Management has made for significant accounts in the Company’s Consolidated Financial Statements. The remaining accounting policies are disclosed in Item 8., Note 1.

Regulatory Assets and Liabilities

Consistent with the accounting guidance for regulated entities, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Management considers several factors in its assessment of the probability of recovery in future electric rates when determining whether to record the income statement impact immediately or record a regulatory asset or liability. Such factors include the nature of the transactions, the past treatment of similar transactions involving MPS or other Maine utilities, and the identification of the method of recovery (transmission, distribution or stranded cost). MPS assesses all regulatory assets and liabilities each quarter to ensure recovery or return is still probable.

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

Management believes that MPS’s electric transmission and distribution operations continue to meet the criteria for deferral of costs, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. If the Company were to cease meeting the criteria for application of these accounting rules, the accounting standards for businesses in general would become applicable, and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. At December 31, 2009, $38.8 million of regulatory assets remained on MPS’s books. These assets are amortized over various periods in accordance with MPUC approved rate orders.

Unbilled Utility Revenue

Management makes an estimate of unbilled utility revenue to record the value of the electricity usage from the last day of each billing cycle through the end of the reporting period. The estimate for billing cycles ending in the first half of December are based on the actual billing of that cycle in January. The estimate for billing cycles ending later in the month are estimated from the December bills for those cycles. The average daily revenue for each cycle is calculated from these actual bills, and multiplied by the number of days from the end of the billing cycle through December 31, 2009. The actual daily revenue could differ from this average due to customers added or terminated from the billing cycle or for other reasons, such as heating degree days or day of the week, that also affect electricity usage.

Percent Complete Accounting—MAM USG

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

In accordance with normal practice in the construction industry, MAM USG includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represented the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion accounting method on certain contracts. Unbilled contract revenue represented the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount had been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred.

MAM USG had no active long-term contracts at December 31, 2009.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. In accordance with generally accepted accounting principles, the valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, health care costs and inflation rates, and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense, or the Company’s post-retirement benefit costs.

Management selects these assumptions each year, in conjunction with its actuary. The selection of the discount rate is based on a pension liability index, matched to the Company’s projected benefit payments, and blended to derive a single rate. The result is compared to other points of reference to ensure reasonableness. The rate of return on plan assets is compared to the historical returns for our asset mix.

For additional information on the Company’s benefit plans, including sensitivity analysis around the discount rate and rate of return on assets assumptions for the pension plan, see Note 11 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Management reviews all deferred tax assets annually to determine if a valuation allowance is required. Management determined a valuation allowance is needed on the earnings on investments. Certain distributions from these associated companies have been treated for tax as dividend income, resulting in a deferred tax asset. As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of the loss. A valuation allowance of $392,000 and $384,000 was provided at December 31, 2009 and 2008.

Management must also consider the uncertain tax positions of the Company, and assess the likelihood the position is sustainable under review, based on its technical merits and relevant administrative practices. There were no adjustments made from uncertain tax positions.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Management estimates the anticipated losses from doubtful accounts based on the collections history over the past two years, as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and Management typically has limited visibility as to the specific financial state of its various individual customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, Management would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

Asset Retirement Obligations

Management is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset through a reduction of accumulated depreciation. The liability is adjusted to its present value each quarter, and the capitalized cost is depreciated over the useful life of the related asset. Under accounting guidance for regulated entities, a regulatory liability is recognized for the difference between removal costs collected in rates and actual costs incurred. Based on the cost of removal inherent in MPS’s depreciation rates from its depreciation studies relative to asset values as of December 31, 2009 and 2008, accrued removal obligations totaling approximately $5.5 million and $5.2 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability. The cost of removal inherent in MPS’s depreciation rates is based on past experience; the actual asset retirement obligation could be materially higher or lower in relation to the asset value.

Management is also required to estimate and record a liability for conditional asset retirement obligations, including a legal obligation to perform asset retirements in which the Company does not determine the timing and/or method of settlement. As of December 31, 2009 and 2008, Management recognized a conditional asset retirement obligation of $220,000 and $611,000, respectively, associated with the PCB Transformer phase-out program mandated by the State of Maine. This asset retirement obligation is also recorded by reducing accumulated depreciation and increasing the accrued removal obligation, and does not impact net income. This estimate is based on the percentage of PCB-contaminated transformers removed in prior years in relation to the total transformers inspected, the current cost of transformers adjusted for inflation and estimated labor hours and rates. All of these factors could differ from the assumptions made, and result in a materially higher or lower asset retirement obligation than currently estimated.

Fair Value of Interest Rate Hedge

The Company has two cash flow hedges, converting interest on the $13.6 and $9.0 million MPUFB Notes from variable rate to fixed rates of 4.42% and 4.53%, respectively. An estimate of the fair value of the interest rate hedges is recorded as an asset or liability on the Consolidated Balance Sheets. The estimate is based on various assumptions, including projected interest rates and an assumed discount rate. The actual interest rates and discount rate could be materially different than estimated.

In recording the interest rate hedges, Management must also assess the counterparty credit risk and the effectiveness of the hedges. Management expects Bank of America to continue to perform their responsibilities under the swap agreements going forward, as they have for the term of the swaps to date. Using hypothetical perfect hedges, Management has determined that the actual hedges were effective in 2009. Further, MPS received regulatory approval from the MPUC in Docket No. 2003-85 to enter into these swaps, and has received regulatory treatment since inception of the swaps in September 2003. Therefore, MPS has recorded the mark-to-market in other comprehensive income within shareholders’ equity, instead of flowing the changes in fair value through net income.

Contingent Health Premium

The health insurance plan in place during 2008 and 2009 included a provision for sharing risk between the Company and the insurer. This contingent health premium allowed the Company a reduced monthly premium, with the provision that should claims experience be worse than expected, the Company would contribute a contingent health premium based on a set cost sharing formula. The liability for the contingent premium is not known until all claims are received for the calendar year, typically in the second or third quarter of the subsequent year. Therefore, Management estimates the claims run-out based on past experience. The current year run-out could be significantly different from past experience, resulting in a materially higher or lower contingent premium than estimated.

The Company has switched to a premium-only plan through the NEEWBF effective January 1, 2010.

Maine Yankee Decommissioning Costs

Management records an estimated decommissioning liability and an offsetting regulatory asset for the estimated Maine Yankee decommissioning costs. The estimated costs are provided by management of Maine Yankee, and assessed by Management of MPS for reasonableness. Further, these estimates are the projected costs used in stranded cost rate filings. These estimates are based on assumptions around future interest rates, return on spent fuel disposal trust assets and whether or not the spent fuel is transferred to the Department of Energy and Yucca Mountain, as well as the timing of such a transfer. The actual interest rates, return on assets and timing of transfer of spent fuel could differ from these assumptions, and materially impact the decommissioning liability.

TMG Claims

MAM divested its engineering subsidiaries during 2008, and dissolved the remaining entities. There are claims pending related to work performed by these subsidiaries prior to dissolution. MAM maintains professional liability insurance for these entities, and Management believes these claims will be covered by insurance.

Therefore, Management has currently accrued $20,000 under “Accounts Payable,” reflecting our estimate of the insurance deductibles probable to be paid going forward. The actual outcome of these pending claims, whether or not the claims will be covered by insurance and the ultimate deductibles paid could differ from these assumptions.

New Accounting Pronouncements

Subsequent Events

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09 on February 24, 2010. This pronouncement amends Accounting Standards Codifications (“ASC”) Topic 855. This ASU was effective immediately for financial statements issued or available to be issued or revised. Under this guidance, SEC filers and conduit debt obligors are required to evaluate subsequent events through the date the financial statements are issued. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The Company adopted this update effective February 24, 2010. There was no material impact on these financial statements, and the Company does not anticipate a material impact to future filings.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

The FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU revises former FASB Interpretation Number (“FIN”) 46(R), “Consolidation of Variable Interest Entities.” This guidance changes how entities determine when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. Factors to consider in this determination include the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity. It also requires additional disclosures about the reporting entity’s involvement with variable interest entities, and the risks associated with that involvement.

ASU 2009-17 is effective for fiscal years starting after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-17 is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Codification

In June 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” now known as ASC Topic 105. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB issues Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. This statement did not have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities and Accounting for Transfers of Financial Assets

The FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	SFAS 166, “Accounting for Transfers of Financial Assets;” and
•	SFAS 167, “Amendments to FASB Interpretation No. 46(R).”

These statements are now incorporated in ASC Topics 810 and 860. Topic 860 amended the former guidance to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Topic 810 includes changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards require a number of new disclosures. A reporting entity must provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Further, these topics require enhanced information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These changes are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity such as Maine & Maritimes Corporation. Early application is not permitted. This statement is not expected to have a significant effect on the Company’s financial statements.

Subsequent Events

The FASB issued FASB Statement No. 165, “Subsequent Events,” since replaced with ASC Topic 855 and updated by ASU 2009-09, described above. This guidance established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance provides:

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

This guidance is effective for interim or annual financial periods ending after June 15, 2009, and was adopted by the Company in its June 30, 2009 Form 10-Q. This statement did not have a significant effect on the Company’s financial statements, and has been superseded by the guidance in ASU 2010-09.

Fair Value Reporting

The FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” incorporated in ASC Topic 815. This guidance amends and expands the previous disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 7, “Fair Value Disclosures—Interest Rate Derivatives.”

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) related to fair value reporting. These Staff Positions have since been incorporated in ASC Topics 320, 820 and 825. The provisions include:

•

Additional guidance for measuring fair value, including emphasis that the objective of fair value measurement remains to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The lack of an active market or orderly transactions may require the entity to change the valuation technique or use multiple techniques to determine fair value. Finally, the requirement to disclose the inputs and valuation techniques used to measure fair value in annual reporting have been expanded to also require these disclosures in interim period reporting.

•

An Other Than Temporary Impairment (“OTTI”) for debt securities is now considered triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If the OTTI is triggered by (1) or (2), the entire loss (cost basis less fair value) is recognized in earnings. If the OTTI is triggered by (3), and the entity does not intend to sell the security, only the credit loss (cost basis less amount expected to be recovered) is recognized in earnings. The remaining difference between the amount expected to be recovered and fair value is recorded in OCI.

•	Disclosures of fair value information is now required in interim reporting periods of publicly traded companies, in addition to annual reporting periods.

The Company adopted this guidance June 30, 2009, by incorporating the additional disclosures.

Business Combinations

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” now ASC Topic 805. This guidance amends and clarifies treatment of assets acquired and liabilities assumed in business combinations that are not subject to specific guidance previously issued. It states that the acquirer should recognize these assets and liabilities at fair value at the acquisition date. If the fair value at acquisition date cannot be determined, the asset or liability shall still be recognized at the acquisition date if both:

a.	Information available before the end of the measurement period indicates it is probable the asset existed or liability had been incurred at the acquisition date, and

b.	The amount of the asset or liability can be reasonable estimated.

If these criteria are not met, the asset and liability shall not be recorded at acquisition, and shall be accounted for based on other applicable generally accepted accounting principles.

This guidance is effective for business combinations for which the effective date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has had no business combinations effective during 2009. The impact of this pronouncement on the Company’s financial statements is dependent on the Company’s future acquisition activities.

Employers’ Disclosures about Postretirement Benefit Plan Assets

On December 30, 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Asset,” now ASC Topic 715. This guidance requires additional disclosure about the fair value measurements of benefit plan assets. This guidance was adopted for the fiscal year ended December 31, 2009. The additional disclosures are incorporated in Note 11 of these financial statements.

Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active,” now ASC Topic 820. The guidance clarifies the application of existing fair value measurement guidance in a market that is not active, and provides examples for determination of fair value in those situations. The guidance was effective October 10, 2008, and for prior periods for which financial statements had not yet been issued. As described in more detail in Note 8, the Company’s interest rate derivatives are within the scope of the fair value measurement guidance. However, these derivatives are in an active market, and the Company did not experience a material impact from the adoption of this new guidance.

GAAP Hierarchy

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identified a consistent hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles. The Company adopted SFAS 162, and there was no impact on its financial statements. The hierarchy has been codified by the Accounting Standards Codification.

Off-Balance Sheet Arrangements

Except for investments in associated companies and operating leases used for office and field equipment, vehicles and computer hardware and software the Company has no other off-balance sheet arrangements. See Item 8 of this Form 10-K, Note 12 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2009 and 2008.

Operating Capital and Liquidity

In addition to the stranded cost free cash flow period described above, the Company’s liquidity has been impacted by the downturn in the stock market and bond returns in 2008, and the subsequent partial recovery during 2009, particularly through MPS’s pension assets and the Maine Yankee Spent Fuel Disposal Trust (“SFDT”). The reduction in pension assets in 2008 increased the Company’s pension funding obligations significantly for 2010, from $122,000 in 2008, to $941,000 in 2009 and $950,000 expected in 2010. The reduction in the value of the Maine Yankee SFDT increased the MPS estimated contribution for 2010 by approximately $320,000.

The Company’s cash and cash equivalents decreased from $1.8 million at December 31, 2008, to $747,000 at December 31, 2009. Net cash flow provided by operating activities decreased, down approximately $1.9 million from 2008 to 2009, primarily due to the $3.7 million decrease in net income.

The Company’s “Statements of Consolidated Cash Flows,” of the Consolidated Financial Statements as presented in Item 8 of this Form 10-K, reflects the Company’s liquidity and sources of operating capital. The Company generated $9.7 million of operating cash flows in 2009 on $905,000 of net income, primarily due to the change in regulatory assets and debt issuance costs, the increase in deferred tax liabilities and the reduction in accounts receivable. Reductions to 2009 cash flows included the reduction of the postretirement medical plan liability due to the new health insurance plan and decreases in accounts payable and other liabilities. Cash flow provided by operating activities in 2008 was $11.6 million, while the net income for the year was $4.6 million, due to the improved financial performance and the discontinuance of unprofitable operations.

A significant portion of the 2008 and 2009 operating cash flows were used to for financing activities. In 2009, the Company repaid $3.4 million of short- and long-term borrowings and capital lease obligations, and $336,000 of dividends to shareholders. Net cash flow used by financing activities in 2008 totaled $6.9 million for debt retirements.

Another important use of operating cash flows in 2008 and 2009 was investment in fixed assets. MAM invested $7.0 million in fixed assets in 2009, after $6.8 million in 2008. The total cash used for investing activities in 2009 was $7.0 million. Investing activities used $3.7 million in 2008. The investments in fixed assets of $6.8 million were offset by the release of the FAME capital reserve fund of $2.5 million.

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. Interest rates on the new facility are 30-, 60-, or 90-day LIBOR plus 1.375% or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. In February 2008, MPS reached terms on amendments to its debt agreements with Bank of America. These amendments were approved by the MPUC on May 1, 2008, and formalized effective May 2, 2008. The amendments include various reductions in interest rates on the lines of credit and decreased letter of credit fees on the MPS financing with Bank of America. As of December 31, 2009, $4.8 million was outstanding on this line of credit, with $5.2 million available.

MAM and MAM USG also executed a two-year $4.0 million line of credit with Bank of America, effective July 7, 2009. The $4.0 million can be used as a working capital line of credit or as a letter of credit to secure bonding capacity for MAM USG construction projects, or both in combination, up to $4.0 million. There was no balance outstanding on this line of credit at December 31, 2009, and $4.0 million available.

In early 2007, a $4.0 million line of credit was renegotiated to a term note as part of a bank covenant waiver agreement with Bank of America described in more detail below. Originally on October 21, 2005, MAM arranged a three-year $4.0 million revolving line of credit with Bank of America. Of this $4.0 million line, $1.7 million was in the form of a letter of credit securing a loan from Royal Bank of Canada (“RBC”). The RBC loan was used as a portion of the funds to acquire Cornwallis Court Developments Ltd. and was secured by a guarantee from MAM, a guarantee from Mecel Properties, and a collateral mortgage from Mecel Properties. The remaining $2.3 million was amended into a term loan which was secured by a general security interest in the business assets of MAM, excluding the assets of MPS. The interest rate is 30-, 60- or 90-day LIBOR plus 2.5% or Bank of America’s prime rate. The loan agreement contained certain financial covenants, measured quarterly, which required MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. MAM repaid this debt in full, and the RBC $1.7 million letter of credit was terminated during 2008; no balance remained outstanding at December 31, 2008 or 2009.

MAM, MAM USG and MPS have met all debt covenants for the year 2009 and expect to be in compliance with all debt covenants for the foreseeable future. The Company’s debt covenants and the results for 2009 and 2008 are presented in the following table:

Applicable Debt	Basis for Calculation	Description	Requirement	2009 Result
All MPS Debt	MPS Balance Sheet	Tangible Net Worth	$32.574 million	$45.279 million

All MPS Debt	MPS Balance Sheet	Total Indebtedness to Total Capital	Maximum 65%	39.21%

All MPS Debt	MPS Income Statement	Debt Service Coverage Ratio	Minimum 1.75:1	5.94:1

MAM and MAM USG $4.0 million line of credit	Consolidated Income Statement	Debt Service Coverage Ratio	Minimum 2.50:1	3.55:1

The MAM, MAM USG and MPS debt issuances contain a provision requiring approval from Bank of America prior to the Company taking on additional debt. MPS is also required to obtain approval from the MPUC prior to securing new financing or refinancing existing debt. To date, these requirements have not been an obstacle to obtaining the debt or equity funds necessary to operate the business, and are not expected to be a material impediment to operations going forward.

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

On February 5, 2008, MPS successfully completed an early extinguishment of our FAME debt with the final payment of $1.1 million, which was originally due in June 2008. With that payment, the FAME notes were fully satisfied. In conjunction with our early payment, the proceeds of the FAME Capital Reserve Fund were wired to MPS by the trustee. MPS used these proceeds to pay down its existing line of credit. These notes were originally signed on May 29, 1998. At that time, FAME issued $11.5 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A on behalf of MPS.

On July 9, 2007, $750,000 was paid down on the TMG $2.2 million term Katahdin Trust Company note with a substantial portion of the sale proceeds from the TMGC Moncton Division. The terms of the remaining $1.5 million note were amended at that time. The repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010. The loan was transferred to MAM with the dissolution of TMG, and contained certain financial covenants, measured quarterly, which required MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. This loan was repaid in full in November 2009.

The Maine Public Utility Financing Bank (“MPUFB”) has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2009 and 2008, and is due in 2021. On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9.0 million, with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make principal and interest payments on the bonds to the MPUFB. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York had separately issued its direct pay LOC for the benefit of the holders of each series of bonds. Both letters of credit were due to expire in June 2006.

Bank of America letters of credit are in place to secure the MPUFB bonds. The terms of the letters of credits were amended with the other renegotiated debt terms during 2008, and are due to expire on June 30, 2011. To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002. MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.53 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for the 2000 Series. For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods. For both series, MPS has continued to use the weekly interest rate period. Since issuance, the average of these weekly rates was 2.70% and 2.25% for the 1996 Refunding Series and the 2000 Series, respectively. In September 2003, MPS executed an interest rate swap agreement with Fleet National Bank, now Bank of America, for the remaining terms of the issues with an effective fixed rate of 4.42% for the 1996 series and 4.53% for the 2000 series. By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.

In the order approving the reorganization of MPS and the formation of Maine & Maritimes Corporation, the parties stipulated to the following conditions related to the availability of capital resources for MAM via its relationship with MPS:

•	MPS will not make any loan to, or guarantee or assume any obligation of, MAM or any of its affiliates without prior MPUC approval.

•

The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS. The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure. Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (the initial two year period shall be April 1, 2001 through March 31, 2003.) This limitation does not apply to the stranded cost free cash flows. The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS. Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS. As of December 31, 2009, this limitation has not been exceeded; therefore, such notification to the MPUC has not been required.

•

Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required. The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•

MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed fifty million dollars ($50,000,000) and such amount will exclude retained earnings from Energy Atlantic (now inactive), provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

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

Inflation

Inflation and changing prices have not had a major impact on the Company’s sales and revenues or on its income from continuing operations in the past two years. The Company has experienced some escalation in the cost of its materials, particularly certain transformers and wire due to the price of metals; however, these increases have not materially impacted revenue or expenses, and are primarily capitalized as part of Utility Plant.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company, which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2009, MPS is carrying on its Consolidated Balance Sheet a regulatory asset and a corresponding liability in the amount of $2.3 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. On February 1, 2010, the President of the United States announced the Administration’s budget for fiscal year 2011, which included certain guidance related to Yucca Mountain, addressed by the DOE in its Motion to Stay the Proceeding under Docket 63-001, also issued February 1, 2010. Within that Motion, the DOE noted the President directed the DOE to “discontinue its application to the U.S. Nuclear Regulatory Commission for a license to construct a high-level waste geological repository at Yucca Mountain in 2010,” and specified that “all funding for development of the Yucca Mountain facility will be eliminated for fiscal year 2011.” Maine Yankee cannot predict when or if the Yucca Mountain project, or any other project that would provide interim storage, will be completed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Maine & Maritimes Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt of Maine & Maritimes Corporation (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, common shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedules for the years ended December 31, 2009 and 2008, listed in the Index at Items 15(a)(2) and 15(a)(3). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index at Items 15(a)(2) and 15(a)(3) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedules referred to above present fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2009 and 2008.

/s/ CATURANO AND COMPANY, P.C.

CATURANO AND COMPANY, P.C.

Boston, MA

March 25, 2010

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands of dollars, except share and per share information)

	Year Ended December 31,
	2009	2008
Operating Revenues
Regulated Revenues	$35,071	$36,942
Unregulated Engineering Revenues	669	8,371

Total Operating Revenues	35,740	45,313
Operating Expenses
Regulated Operation & Maintenance	16,307	13,591
Unregulated Operation & Maintenance—Direct Project Expenses	468	8,157
Unregulated Operation & Maintenance (1)	1,249	1,263
Depreciation	2,868	3,073
Amortization of Stranded Costs	10,802	10,911
Amortization of Intangibles	197	209
Taxes Other Than Income	1,855	1,743
Provision for Income Taxes—Regulated	1,066	2,124
Benefit from Income Taxes—Unregulated (1)	(460)	(49)

Total Operating Expenses	34,352	41,022

Operating Income	1,388	4,291

Other Income (Deductions)
Equity in Income of Associated Companies	154	148
Interest and Dividend Income	9	7
Benefit from (Provision for) Income Taxes	12	(1)
Other—Net	(70)	(122)

Total Other Income (Deductions)	105	32

Income Before Interest Charges	1,493	4,323

Interest Charges
Long-Term Debt and Notes Payable	1,807	2,306
Less Stranded Costs Carrying Charge	(1,219)	(1,618)

Total Interest Charges	588	688

Income from Continuing Operations	905	3,635

Discontinued Operations (Note 15)
Loss on Sales of Discontinued Operations	—	(1)
Gain on Foreign Exchange from Liquidation	—	997
Loss from Operations	—	(32)
Benefit from Income Taxes	—	13

Income from Discontinued Operations	—	977

Net Income Available for Common Stockholders	$905	$4,612

Average Shares Outstanding—Basic	1,680,862	1,678,283
Average Shares Outstanding—Diluted	1,681,537	1,678,879
Basic Earnings Per Share of Common Stock From Continuing Operations	$0.54	$2.17
Basic Earnings Per Share of Common Stock From Discontinued Operations	—	0.58

Basic Earnings Per Share of Common Stock From Net Income	$0.54	$2.75

Diluted Earnings Per Share of Common Stock From Continuing Operations	$0.54	$2.17
Diluted Earnings Per Share of Common Stock From Discontinued Operations	—	0.58

Diluted Earnings Per Share of Common Stock From Net Income	$0.54	$2.75

(1)	Unregulated operation and maintenance expense and income tax benefit included in continuing operations is the activity of the holding company, including corporate costs directly associated with unregulated operations and common costs not allocated to the regulated utility, and operating expenses of MAM USG.

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands of dollars)

	Year Ended December 31,
	2009	2008
Cash Flow From Operating Activities
Net Income	$905	$4,612
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	2,868	3,073
Amortization of Intangibles	197	209
Amortization of Seabrook Costs	1,110	1,110
Amortization of Cancelled Transmission Plant	—	254
Bad Debt Expense	583	124
Deferred Income Taxes—Net	1,458	(503)
Deferred Investment Tax Credits	(17)	(20)
Change in Deferred Regulatory and Debt Issuance Costs	6,920	5,127
Change in Benefit Obligations	(3,392)	207
Change in Deferred Directors Compensation	(27)	298
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	2,142	(1,119)
Other Current Assets	(115)	(179)
Accounts Payable	(1,647)	187
Other Current Liabilities	(1,682)	189
Other—Net	386	(1,403)

Adjustments to Operating Cash Flows from Continuing Operations	8,784	7,554

Adjustments Relating to Discontinued Operations—Operating Activities	—	(548)
Adjustments Relating to Discontinued Operations—Loss on Sale	—	1

Adjustments to Operating Cash Flows from Discontinued Operations	—	(547)

Net Cash Flow Provided By Operating Activities	$9,689	$11,619

Cash Flow From Financing Activities
Dividends Paid	(336)	—
Retirements of Long-Term Debt	(2,052)	(4,753)
Payments of Capital Lease Obligations	(175)	(188)
Repayments of Short-Term Borrowings	(1,200)	(2,000)

Net Cash Flow Used for Financing Activities	$(3,763)	$(6,941)

Cash Flow From Investing Activities
Cash Received from Sale of Discontinued Operations	—	573
Change in Restricted Investments	5	2,457
Investment in Fixed Assets	(7,030)	(6,772)

Net Cash Flow Used For Investing Activities	$(7,025)	$(3,742)

(Decrease) Increase in Cash and Cash Equivalents	(1,099)	936
Cash and Cash Equivalents at Beginning of Period	1,846	910

Cash and Cash Equivalents at End of Period	$747	$1,846

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,835	$2,379
Income Taxes	$4,416	$3,339
Non-Cash Activities:
Fair Market Value of Stock Issued to Directors and Officers	$108	$42
Dividends Declared, Not Yet Paid	$84	$84

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Assets

(In thousands of dollars)

	December 31,
	2009	2008
ASSETS
Plant:
Electric Plant in Service	$116,729	$109,330
Non-Utility Plant	101	66
Less Accumulated Depreciation	(47,690)	(46,011)

Net Plant in Service	69,140	63,385
Construction Work-in-Progress	901	3,104

Total Plant Assets	70,041	66,489
Investments in Associated Companies	1,136	989

Net Plant and Investments in Associated Companies	71,177	67,478

Current Assets:
Cash and Cash Equivalents	747	1,846
Accounts Receivable (less allowance for uncollectible accounts of $439 in 2009 and $186 in 2008)	6,584	9,223
Unbilled Revenue from Utility	1,154	1,240
Inventory	889	943
Prepayments	651	469
Prepaid Taxes	1,616	—
Unbilled Contract Revenue	—	14

Total Current Assets	11,641	13,735

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,296	3,248
Recoverable Seabrook Costs	7,229	8,339
Regulatory Assets—Deferred Income Taxes	6,055	5,611
Regulatory Assets—Post-Retirement Medical and Pension Benefits	1,379	5,985
Deferred Fuel and Purchased Energy Costs	18,833	26,112
Unamortized Premium on Early Retirement of Debt	478	685
Deferred Regulatory Costs	2,527	1,570

Total Regulatory Assets	38,797	51,550

Other Assets:
Unamortized Debt Issuance Costs	121	169
Restricted Investment (at cost, which approximates market)	5	9
Miscellaneous Assets	1,506	1,577

Total Other Assets	1,632	1,755

Total Assets	$123,247	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Capitalization and Liabilities

(In thousands of dollars)

	December 31,
	2009	2008
Capitalization (see accompanying statements):
Shareholders’ Equity	$46,708	$45,048
Long-Term Debt	23,645	25,425

Total Capitalization	70,353	70,473

Current Liabilities:
Long-Term Debt Due Within One Year	1,140	1,412
Notes Payable to Banks	4,800	6,000
Accounts Payable	3,627	4,866
Accounts Payable—Associated Companies	31	30
Accrued Employee Benefits	1,198	1,608
Customer Deposits	310	102
Taxes Accrued	113	309
Interest Accrued	83	111
Dividends Payable	84	84
Unearned Revenue	37	86

Total Current Liabilities	11,423	14,608

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,701	5,787
Fair Value of Interest Rate Hedges	3,178	4,800
Uncollected Maine Yankee Decommissioning Costs	2,296	3,248
Other Regulatory Liabilities	1,005	663
Deferred Income Taxes	20,719	18,161
Accrued Postretirement Benefits and Pension Costs	6,137	14,135
Investment Tax Credits	22	39
Miscellaneous Liabilities	2,413	2,604

Total Deferred Credits and Other Liabilities	41,471	49,437

Commitments, Contingencies, and Regulatory Matters (Note 12)
Total Capitalization and Liabilities	$123,247	$134,518

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Shareholders’ Equity

(In thousands of dollars, except share and per share information)

	Common Shares Issued and Outstanding (5,000,000 shares authorized)	Par Value * Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	1,677,664	$11,744	$1,706	$29,898	$(407)	$42,941

Common Shares Issued	1,260	8	34			42
Dividend ($0.05 per share)				(84)		(84)
Net Income				4,612		4,612
Other Comprehensive (Loss) Income:
Recognition of Foreign Exchange Translation Gain					(909)	(909)
Unrealized Loss on Investments Available for Sale, Net of Tax Benefit of $18					(27)	(27)
Interest Rate Hedge, Net of Tax Benefit of $1,018					(1,527)	(1,527)

Total Other Comprehensive Income						(2,463)

Total Comprehensive Income						2,149

Balance, December 31, 2008	1,678,924	$11,752	$1,740	$34,426	$(2,870)	$45,048

Common Shares Issued	3,000	21	87			108
Dividend ($0.20 per share)				(336)		(336)
Net Income				905		905
Other Comprehensive (Loss) Income:
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $7					11	11
Changes in Value of Foreign Exchange Translation Loss, Net of Tax Benefit					(1)	(1)
Interest Rate Hedge, Net of Tax Provision of $649					973	973

Total Other Comprehensive Income						983

Total Comprehensive Income						1,888

Balance, December 31, 2009	1,681,924	$11,773	$1,827	$34,995	$(1,887)	$46,708

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Long-Term Debt

(In thousands of dollars)

	December 31,
	2009	2008
Maine Public Service Company
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021—Variable Interest Rate, Payable Monthly (0.40% as of December 31, 2009)	$13,600	$13,600
Series 2000: Due 2025—Variable Interest Rate, Payable Monthly (0.28% as of December 31, 2009)	9,000	9,000
Bank of America, N.A. (Formerly Fleet National Bank)
$6,000,000, 7 Year Term Loan Due November 1, 2011—Variable Interest Rate, Payable Monthly (1.36% as of December 31, 2009)	2,185	3,160
Terex Financial Services
$89,000 Note and Security Agreement for purchase of Equipment	—	30
Maine & Maritimes Corporation
Katahdin Trust Company $1,450,000, 3 Year Term Loan Due December 29, 2010—Variable Interest Rate, Payable Monthly	—	1,047

Total Outstanding	24,785	26,837
Less—Amount Due Within One Year	1,140	1,412

Total Long-Term Debt	$23,645	$25,425

Current maturities and redemption requirements for the succeeding five years and thereafter are as follows (in thousands of dollars):

Total
2010	1,140
2011	1,045
2012	—
2013	—
2014	—
Thereafter	22,600

$24,785

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

Discontinued Operations:

1.	The Maricor Group (“TMG”), its wholly-owned United States subsidiary The Maricor Group New England, Inc. (“TMGNE”), TMG’s wholly-owned Canadian subsidiary The Maricor Group, Canada Ltd (“TMGC”) and TMGC’s wholly-owned Canadian subsidiary Mecel Properties Ltd; and

2.	Energy Atlantic, LLC (“EA”), an inactive subsidiary.

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

MAM, a utility holding company organized effective June 30, 2003, owns all of the common stock of the above primary subsidiaries. Primary subsidiaries own all the common stock of their secondary subsidiaries. MAM is listed on the NYSE AMEX exchange under the symbol “MAM.”

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Subsequent Event

Entry into Agreement and Plan of Merger

As previously disclosed on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2010, the Company entered into that certain agreement and plan of merger by and among the Company, BHE Holdings Inc. and BHE Holding Sub One Inc., dated as of March 12, 2010 (the “Merger Agreement”), whereby BHE Holding Sub One Inc. will merge with and into the Company, with the Company as the surviving entity. Stockholders of the Company will receive $45.00 for each share of common stock of the Company in the transaction.

On March 16, 2010, a purported class action lawsuit related to the merger, captioned Duplisea v. Maine & Maritimes Corporation, et al. was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the proposed sale of MAM to BHE Holdings Inc. The action seeks to enjoin the proposed sale, and does not seek financial penalties from the Company. The Company will vigorously contest this action. The Company cannot predict the outcome at this time.

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requests that the MPUC approve BHE Holdings Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation. While this process is expected to take between six and eight months, the actual duration and the ultimate outcome cannot be predicted at this time.

Agreements with Certain Executive Officers

In connection with the Merger Agreement and the transactions contemplated thereby, on March 12, 2010, certain of our executive officers (Brent Boyles, Michael Williams, Patrick Cannon, Tim Brown, Randi Arthurs and Michael Eaton) entered into letter agreements that modified certain preexisting change in control agreements and awards under the previously approved 2010 Executive Compensation Plan as a condition to entering into the Merger Agreement. As a result, MAM’s Board (at the Performance and Compensation Committee’s recommendation) approved the letter agreements as part of approving the Merger Agreement. The letter agreements benefit BHE Holdings Inc. by providing incentives to the executives to continue their employment with MAM through the closing of the merger contemplated by the Merger Agreement and at least an appropriate transition period following the closing. The letter agreements also modify how the change in control agreements interrelate with the outstanding awards under the 2010 Executive Compensation Plan, which modification results in less total compensation payable to the executives than under the original change in control agreements, as more fully described on the Company’s Form 8-K filed on March 12, 2010.

Labor Agreements

Approximately 36.2% of the MPS labor force are members of the Local 1837 Unit 11 of the International Brotherhood of Electrical Workers (“IBEW”) and are covered under a collective bargaining agreement. On October 1, 2009, the IBEW 1837 Unit 11 Union approved a four-year collective bargaining agreement for the term of October 1, 2009, through September 30, 2013. The key provisions of this contract include wage increases of 3.25% for each year, transition of union employees from the current MPS health insurance plan to the New England Electrical Workers Benefit Fund (“NEEWBF”), increases to the employee and retiree contributions for health insurance and an increase in the 401(k) match from 4% to 6% effective January 1, 2010, for bargaining unit employees hired on or after January 1, 2006.

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

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred. These costs are currently being recovered in rates and the related deferred asset is being amortized accordingly. Beginning March 1, 2002, and until the Wheelabrator-Sherman contract terminated in December 2006, the excess of the cost over the sales price of Wheelabrator-Sherman fuel was deferred. The resulting deferred asset is $18.8 million as of December 31, 2009. This regulatory asset is currently being recovered in stranded costs rates, and recovery is expected to continue in future rates, subject to approval by the MPUC.

Accounting Policies

Regulatory Assets and Liabilities

In accordance with generally accepted accounting principles for regulated entities, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements for accounting for regulatory assets and liabilities as described, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. If the Company were to cease meeting the criteria for application of these accounting rules, the accounting standards for businesses, in general, would become applicable, and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. At December 31, 2009, $38.8 million of regulatory assets remained on MPS’s books. These assets will be amortized over various periods in accordance with MPUC approved rate orders.

The most recent stranded cost rate filing, MPUC Docket No. 2009-323, was settled with an Order on March 3, 2010. Based on this Order, MPS expects to amortize approximately $9.6 million of regulatory assets, net of carrying charges and the amortization of regulatory liabilities.

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

Transmission rates are adjusted annually, and were most recently changed on July 1, 2009. MPS and transmission ratepayers reached settlement on the rates and formula changes. However, the final approval of the 2009 transmission rate settlement by FERC has not occurred, and may result in an adjustment during 2010. Distribution and stranded cost rates did not change during 2008 or 2009. In 2010, MPS confirmed the current stranded cost rates will remain in place for the rate effective period of January 1, 2010 through December 31, 2011, and anticipates the annual adjustments to its transmission rates on July 1, 2010. The change in any rates could have a positive or negative impact on earnings and cash flow, but the ultimate impact is unknown at this time. It is unknown whether a change to distribution rates will be requested during 2010.

MPS records an estimate for electricity delivered, but not yet billed to customers. This estimate requires MPS to make certain assumptions. A change in those assumptions could cause the amounts reported as revenues to change.

In July 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset has been subsequently collected in rates as approved by the MPUC. During 2009, $276,000 was recognized as stranded costs associated with these two contracts, representing the end of recovery of these previously deferred amounts. The MPUC approved a third special discount during 2004 in Docket No. 2004-88, under which MPS deferred $744,000 through December 31, 2006. Recovery and amortization of this special discount began in 2007. The remaining regulatory asset of $87,000 at December 31, 2009, is included in the line “Deferred Regulatory Costs” on the Consolidated Balance Sheets.

MPS is also responsible for charging Maine sales tax to certain transmission and distribution customers and remitting that to the State. Revenue is reported in the Consolidated Statements of Operations net of sales tax.

Revenue Recognition—MAM USG

Revenues and profits from MAM USG’s long-term contracts are recognized on a percentage-of completion basis for the period. There were no long-term contracts in progress at December 31, 2009. Costs incurred to date are divided by total estimated costs to obtain the percentage completed. The total estimated cost is determined by the project manager and Accounting Department, in conjunction with additional resources, such as internal or external engineering, and is reviewed at least quarterly.

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

In accordance with normal practice in the construction industry, MAM USG includes in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion accounting method on certain contracts. Unbilled contract revenue represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled contract revenue results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims incurred.

Consistent with industry practice, certain of MAM USG’s customers withhold a portion of the payment of each invoice as retainage until the project is completed to specifications. Similarly, MAM USG withholds a portion of the payments to certain subcontractors. MAM USG had $378,000 of retainage receivable reported within “Accounts Receivable” and $148,000 of retainage payable reported with “Accounts Payable” on the Consolidated Balance Sheets as of December 31, 2008. These amounts were expected to be received and paid within one year, and were, therefore, classified as current assets and liabilities. There was no retainage payable or receivable at December 31, 2009.

Pension and Other Post-Retirement Benefit Plans

MPS has pension and other post-retirement benefit plans, principally health care benefits, covering substantially all of its employees and retirees. The valuation of benefit obligations and the performance of plan assets are subject to various assumptions. The primary assumptions include the discount rate, expected return on plan assets, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses. Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs. For additional information on the Company’s benefit plans, see Note 11 to the Consolidated Financial Statements, “Benefit Programs.”

Income Taxes

Accounting principles for income taxes require an asset and liability approach to accounting and reporting income taxes. These principles prohibit net-of-tax accounting and require the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting. For the years ended December 31, 2009, and 2008, Management evaluated the deferred tax asset valuation and determined a valuation allowance was needed on the earnings on investments. Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in a deferred tax asset of $392,000 at December 31, 2009, and $384,000 at December 31, 2008. As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.

A tax benefit from an uncertain tax position can only be recognized if it is more likely than not that the position is sustainable based on its technical merits and relevant administrative practices. The amount of the tax benefit allowed to be recognized is limited to the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. These tax benefits can become recognized or derecognized as new information becomes available. For additional information on the Company’s income taxes, see Note 2 to these Consolidated Financial Statements, “Income Taxes.”

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

Asset Retirement Obligations

Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value each quarter, and the capitalized cost is depreciated over the useful life of the related asset. Under accounting guidance for regulated entities, a regulatory liability is recognized for the difference between removal costs collected in rates and actual costs incurred. Based on the cost of removal inherent in MPS’s depreciation rates from its depreciation studies relative to asset values as of December 31, 2009 and 2008, accrued removal obligations totaling approximately $5.5 million and $5.2 million, respectively, which had previously been embedded within accumulated depreciation, were reclassified as a regulatory liability.

Entities are also required to estimate and record a liability for conditional asset retirement obligations, including a legal obligation to perform asset retirements in which the Company does not determine the timing and/or method of settlement. As of December 31, 2009 and 2008, Management recognized a conditional asset retirement obligation of $220,000 and $611,000, respectively, associated with the PCB Transformer phase-out program mandated by the State of Maine. This asset retirement obligation is also recorded by reducing accumulated depreciation and increasing the accrued removal obligation, and does not impact current net income. However, the asset retirement obligation inherent in the depreciation rates does increase depreciation expense over time.

Financial Instruments

MPS has interest rate swaps on two variable-rate long-term debt issues that qualify as derivatives. Interest rate swaps involve the exchange of cash and the exchange of a variable-rate payment for a fixed-rate payment.

The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. See Note 7, “Fair Value Disclosures—Interest Rate Derivatives” for additional disclosure regarding the treatment of these interest rate instruments.

Foreign Exchange

MAM translates income statement activity for its Canadian subsidiaries at the average rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the period.

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. The currency translation adjustment accumulated in Other Comprehensive Income (“OCI”) within Shareholders’ Equity is realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC. With the dissolution completed in the fourth quarter of 2008, MAM’s foreign investment in TMGC was completely liquidated, and this accumulated OCI was recognized as a Gain on Foreign Exchange from Liquidation.

Accounts Receivable and Reserve

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on its collections history over the past two years, as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its various individual customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

Utility Plant

Utility plant for MPS is stated at original cost of contracted services, direct labor and materials, as well as related indirect construction costs including general engineering, supervision, and similar overhead items and allowances for the cost of equity and borrowed funds used during construction (“AFUDC”). The cost of utility plant that has been retired and the related cost of removal, less salvage, are charged to accumulated depreciation, consistent with utility industry practice. The cost of maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. MPS’s property, with minor exceptions, is subject to first and second mortgage liens.

Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to expense at the time such disallowance is probable.

MPS shares ownership of certain of its distribution lines with Fairpoint Communications through a joint ownership agreement. The price per joint-owned pole has been established through contracts with Fairpoint.

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

Depreciation and Amortization

Most of the utility plant depreciation is provided on a composite basis using the straight-line method, while computer equipment and vehicles are depreciated on a single-unit basis. Both types of rates are approved by the MPUC and the FERC, and were most recently updated with the 2006 distribution and transmission rate cases, with an overall reduction in depreciation rates. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 2.70% and 3.07% for 2009 and 2008, respectively.

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

Investments in Associated Companies

The Company records its investments in Associated Companies (See Note 4, “Investments in Associated Companies”) using the equity method.

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

Restricted Investments

At December 31, 2009, the Company had $5,000 of restricted investments, consisting of funds held for its provisional ISO-NE membership. The Company had $9,000 of such funds at December 31, 2008.

Variable Interest Entities

The Company performed a review of its variable interest entities, and determined it is not the primary beneficiary of any entities not consolidated in these financial statements. This determination was made by review of the risks and opportunities for returns by each of the parties to the variable interest entities.

Contingencies

Management has performed a review of its contingent liabilities, including the contingent health insurance premium under the Company’s health insurance plan and potential obligations related to the work performed by its former subsidiary, TMGNE. The contingent health premium is based on claims incurred through December 31, 2009, when the Company transitioned its health insurance plan to the NEEWBF. Based on claims reported through January 2010 and the historical claims run-out, the contingent health premium was estimated at $249,000, reported on the Consolidated Balance Sheets under “Accrued Employee Benefits.”

Claims have also been filed against the Company for work performed by its former subsidiary, The Maricor Group New England. These claims total approximately $1.3 million, and are expected to be covered by the Company’s professional liability insurance. The Company has accrued $20,000 for its insurance deductibles related to these claims, reported on the Consolidated Balance Sheets under “Accounts Payable.”

Stock Option Plan

At December 31, 2009, the Company had a stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plans.”

Stock Plan for Outside Directors

An additional 20,000 shares were originally available for issuance to the Company’s Board of Directors pursuant to the Stock Plan for Outside Directors. Under this plan, 12,110 shares have been issued, with 7,890 shares remaining available for issuance.

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

Earnings per Share

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options. See Note 9, “Stock Compensation Plans” for calculation of basic and diluted earnings per share.

New Accounting Pronouncements

Subsequent Events

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09 on February 24, 2010. This pronouncement amends Accounting Standards Codifications (“ASC”) Topic 855. This ASU was effective immediately for financial statements issued or available to be issued or revised. Under this guidance, SEC filers and conduit debt obligors are required to evaluate subsequent events through the date the financial statements are issued. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The Company adopted this update effective February 24, 2010. There was no material impact on these financial statements, and the Company does not anticipate a material impact to future filings.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

The FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU revises former FASB Interpretation Number (“FIN”) 46(R), “Consolidation of Variable Interest Entities.” This guidance changes how entities determine when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. Factors to consider in this determination include the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity. It also requires additional disclosures about the reporting entity’s involvement with variable interest entities, and the risks associated with that involvement.

ASU 2009-17 is effective for fiscal years starting after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-17 is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Codification

In June 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” now known as ASC Topic 105. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB issues Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. This statement did not have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities and Accounting for Transfers of Financial Assets

The FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	SFAS 166, “Accounting for Transfers of Financial Assets;” and

•	SFAS 167, “Amendments to FASB Interpretation No. 46(R).”

These statements are now incorporated in ASC Topics 810 and 860. Topic 860 amended the former guidance to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Topic 810 includes changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards require a number of new disclosures. A reporting entity must provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Further, these topics require enhanced information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These changes are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity such as Maine & Maritimes Corporation. Early application is not permitted. This statement is not expected to have a significant effect on the Company’s financial statements.

Subsequent Events

The FASB issued SFAS 165, “Subsequent Events,” since replaced with ASC Topic 855 and updated by ASU 2009-09, described above. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance provides:

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

This guidance is effective for interim or annual financial periods ending after June 15, 2009, and was adopted by the Company in its June 30, 2009 Form 10-Q. This statement did not have a significant effect on the Company’s financial statements.

Fair Value Reporting

The FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” incorporated in ASC Topic 815. This guidance amends and expands the previous disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance became effective for the Company on January 1, 2009, and the required disclosures are reported in Note 10, “Fair Value Disclosures.”

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) related to fair value reporting. These Staff Positions have since been incorporated in ASC Topics 320, 820 and 825. The provisions include:

•

Additional guidance for measuring fair value, including emphasis that the objective of fair value measurement remains to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The lack of an active market or orderly transactions may require the entity to change the valuation technique or use multiple techniques to determine fair value. Finally, the requirement to disclose the inputs and valuation techniques used to measure fair value in annual reporting have been expanded to also require these disclosures in interim period reporting.

•

An Other Than Temporary Impairment (“OTTI”) for debt securities is now considered triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If the OTTI is triggered by (1) or (2), the entire loss (cost basis less fair value) is recognized in earnings. If the OTTI is triggered by (3), and the entity does not intend to sell the security, only the credit loss (cost basis less amount expected to be recovered) is recognized in earnings. The remaining difference between the amount expected to be recovered and fair value is recorded in other comprehensive income (“OCI”).

•	Disclosures of fair value information is now required in interim reporting periods of publicly traded companies, in addition to annual reporting periods.

The Company adopted this guidance June 30, 2009, by incorporating the additional disclosures.

Business Combinations

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” now ASC Topic 805. This guidance amends and clarifies treatment of assets acquired and liabilities assumed in business combinations that are not subject to specific guidance previously issued. It states that the acquirer should recognize these assets and liabilities at fair value at the acquisition date. If the fair value at acquisition date cannot be determined, the asset or liability shall still be recognized at the acquisition date if both:

c.	Information available before the end of the measurement period indicates it is probable the asset existed or liability had been incurred at the acquisition date, and

d.	The amount of the asset or liability can be reasonable estimated.

If these criteria are not met, the asset and liability shall not be recorded at acquisition, and shall be accounted for based on other applicable generally accepted accounting principles.

This guidance is effective for business combinations for which the effective date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has had no business combinations effective during 2009. The impact of this pronouncement on the Company’s financial statements is dependent on the Company’s future acquisition activities.

Employers’ Disclosures about Postretirement Benefit Plan Assets

On December 30, 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Asset,” now ASC Topic 715. This guidance requires additional disclosure about the fair value measurements of benefit plan assets. This guidance was adopted for the fiscal year ended December 31, 2009. The additional disclosures are incorporated in Note 10 of these financial statements.

Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active,” now ASC Topic 820. The guidance clarifies the application of existing fair value measurement guidance in a market that is not active, and provides examples for determination of fair value in those situations. The guidance was effective October 10, 2008, and for prior periods for which financial statements had not yet been issued. As described in more detail in Note 8, the Company’s interest rate derivatives are within the scope of the fair value measurement guidance. However, these derivatives are in an active market, and the Company did not experience a material impact from the adoption of this new guidance.

GAAP Hierarchy

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identified a consistent hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles. The Company adopted SFAS 162, and there was no impact on its financial statements. The hierarchy has been codified by the Accounting Standards Codification.

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

The foreign income taxes include only the Canadian income taxes for TMGC, Me&NB and Mecel.

	2009	2008
	(In thousands of dollars)
Current income taxes
Federal	$1,806	$2,275
State	817	959
Foreign	(1)	44

Total current income taxes	2,622	3,278

Deferred income taxes
Federal	$(1,709)	$(1,016)
State	(302)	(179)

Total deferred income taxes	(2,011)	(1,195)

Investment credits, net	(17)	(20)

Total income taxes	$594	$2,063

Allocated to:
Operating income
— Regulated	$1,066	$2,124
— Unregulated	(460)	(49)

Subtotal	606	2,075
Discontinued Operations	—	(13)

Total Operating	606	2,062
Other income	(12)	1

Total	$594	$2,063

The effective income tax rates differ from the U.S. statutory rate as follows:

	2009	2008
Statutory Rate	34.0%	34.0%
Gain on Foreign Exchange from Liquidation	—	(5.1)
State Income Taxes	5.9	5.1
Book to Accrual Adjustments	0.3	(1.6)
Disallowed Meals and Lobbying Expenses	1.6	0.4
Valuation Allowance on Earnings from Investments	(2.4)	(0.1)
ITC Amortization	(1.1)	(0.3)
Other	1.3	(1.5)

Effective Rate	39.6%	30.9%

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

The book to accrual adjustments of 0.3% and (1.6)% in 2009 and 2008, respectively, represent tax true-up items associated with revised tax estimates. These items included true-up of the estimates for depreciation expense and the vacation accrual, treatment of capitalized pension and postretirement medical expenses, the net operating loss carryforward, an empowerment zone credit wage add-back, and a true-up of the tax amortization of goodwill.

The valuation allowance on earnings from investments of (2.4)% and (0.1)% in 2009 and 2008, respectively, relates to MPS’s interest in two joint venture companies, Maine Yankee and MEPCO. MPS’s net income includes the equity in earnings from these two companies, which are accounted for under the equity method. Their equity earnings are excluded from MPS taxable income, and the dividends received are included in taxable income.

The elements of deferred income tax expense (credit) are as follows (in thousands of dollars):

	2009	2008
Temporary Differences at Statutory Rates:
Seabrook	$(613)	$(613)
Liberalized Depreciation	1,510	734
Deferred Fuel	(2,904)	(1,894)
Deferred Regulatory Expenses	112	(13)
Flexible Pricing Revenue	(354)	(235)
Accrued Pension & Post-Retirement Benefits	76	(991)
Reacquired Debt	(83)	(83)
Software Amortization	(60)	(60)
Cancelled Plant	—	(101)
Net Operating Loss Carryforwards of Continuing Operations	—	1,994
Other	305	67

Total Temporary Differences—Statutory Rates	$(2,011)	$(1,195)

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in 2009 or 2008.

Individual tax position must be more likely than not in order for the position to be recognized in the financial statements. There were no adjustments required to the reported tax benefits at December 31, 2009 or 2008 due to Management’s assessment of the likelihood of the Company’s tax positions to be upheld. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. Interest on income taxes, if any, is presented within interest expense. Penalties associated with income taxes, if any, are presented within Other Income (Deductions). As of December 31, 2009 and 2008, the Company has accrued no interest or penalties related to uncertain tax positions.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets. For the years ended December 31, 2009 and 2008, Management determined a valuation allowance was needed on the earnings on investments. Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in deferred tax assets of $392,000 at December 31, 2009, and $384,000 at December 31, 2008, an $8,000 increase year over year. As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided. Management assessed the remaining deferred tax assets at December 31, 2009 and 2008, which consisted principally of the estimated losses on the divestiture of unregulated operations, pension and post-retirement benefits and accumulated OCI associated with the interest rate hedge, and determined no valuation allowance is required.

The Company files consolidated federal and State of Maine income tax returns. The results of operations of each segment are calculated as though each were a stand-alone entity, with the related current and deferred income taxes booked in that segment. MAM USG has recorded a receivable from MAM for $171,000 of income taxes as of December 31, 2009. MAM and MPS have no intercompany payables or receivables related to income taxes at December 31, 2009.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences as of December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Seabrook	$3,897	$4,511
Property	12,539	10,385
Flexible Pricing Revenue	(191)	164
Deferred Fuel	7,513	10,417
Pension and Post-Retirement Benefits	(2,330)	(5,458)
Other Comprehensive Income	(1,233)	(1,888)
Deferred Directors' Compensation	(546)	(557)
Other	1,070	587

Net Accumulated Deferred Income Tax Liability	$20,719	$18,161

3.    SEGMENT INFORMATION

The Company is organized based on products and services. Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM Utility Services Group;

•	Unregulated engineering services: The Maricor Group and its subsidiaries and product and service lines, classified as discontinued operations; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, common costs not allocated to the regulated utility and inter-company eliminations.

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

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services. The administrative services are billed to MAM at cost through intercompany transactions. Operations services for which MPS has an established rate for charging third parties are charged at those established rates.

	Twelve Months Ended December 31, 2009
	Regulated Electric Utility	Unregulated Utility Services	Other	Total
	(In thousands of dollars)
Revenue from External Customers
Operating Revenue	$35,138	$669	$(67)	$35,740
Operating Expenses
Regulated Operation & Maintenance	16,307	—	—	16,307
Unregulated Operation & Maintenance	—	1,200	517	1,717
Depreciation	2,855	13	—	2,868
Amortization of Stranded Cost	10,802	—	—	10,802
Amortization	197	—	—	197
Taxes Other than Income	1,855	—	—	1,855
Income Taxes	1,066	(221)	(239)	606

Total Operating Expenses	33,082	992	278	34,352

Operating Income (Loss)	2,056	(323)	(345)	1,388

Other Income (Deductions)
Equity in Income of Associated Companies	154	—	—	154
Interest and Dividend Income	9	—	—	9
Other Deductions	(56)	—	(2)	(58)

Total Other Income (Deductions)	107	—	(2)	105

Income (Loss) Before Interest Charges	2,163	(323)	(347)	1,493
Interest Charges	544	11	33	588

Net Income (Loss)	$1,619	$(334)	$(380)	$905

Total Assets	$121,075	$700	$1,472	$123,247

Capital Expenditures	$6,992	$38	$—	$7,030

		Twelve Months Ended December 31, 2008 Unregulated
	Regulated Electric Utility	Utility Services	Engineering Services	Other	Total
	(In thousands of dollars )
Revenue from External Customers
Operating Revenue	$37,051	$8,371	$—	$(109)	$45,313
Operating Expenses
Regulated Operation & Maintenance	13,591	—	—	—	13,591
Unregulated Operation & Maintenance	—	9,158	—	262	9,420
Depreciation	3,062	10	—	1	3,073
Amortization of Stranded Cost	10,911	—	—	—	10,911
Amortization	209	—	—	—	209
Taxes Other than Income	1,741	2	—	—	1,743
Income Taxes	2,124	(318)	—	269	2,075

Total Operating Expenses	31,638	8,852	—	532	41,022

Operating Income (Loss)	5,413	(481)	—	(641)	4,291

Other Income (Deductions)
Equity in Income of Associated Companies	156	—	—	(8)	148
Interest and Dividend Income	24	—	—	(17)	7
Other Deductions	(119)	—	—	(4)	(123)

Total Other Income (Deductions)	61	—	—	(29)	32

Income (Loss) Before Interest Charges	5,474	(481)	—	(670)	4,323
Interest Charges	565	6	—	117	688

Income (Loss) from Continuing Operations	4,909	(487)	—	(787)	3,635
(Loss) Income from Discontinued Operations:
Loss on Sales of Discontinued Operations	—	—	(1)	—	(1)
Gain on Foreign Exchange from Liquidation	—	—	997	—	997
Loss From Operations	—	—	(32)	—	(32)
Benefit of Income Taxes	—	—	13	—	13

Income from Discontinued Operations	—	—	977	—	977

Net Income (Loss)	$4,909	$(487)	$977	$(787)	$4,612

Total Assets	$132,861	$1,884	$—	$(227)	$134,518

Capital Expenditures	$6,709	$63	$—	$—	$6,772

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

Substantially all Maine Yankee and MEPCO earnings are distributed to investor companies.

Condensed financial information for Maine Yankee and MEPCO is as follows (in thousands of dollars):

	Maine Yankee		MEPCO
	2009	2008	2009	2008
Earnings
Operating revenues	$6,943	$44,547	$5,169	$4,758
Earnings applicable to Common Stock	125	135	2,066	1,962
Company’s equity share of net earnings	$6	$7	$155	$147
Investment
Total assets	$356,488	$359,278	$15,163	$13,119
Less:
Other liabilities and deferred credits	354,075	356,989	1,537	1,439

Net assets	$2,413	$2,289	$13,626	$11,680
MPS’s equity in net assets	$121	$114	$1,015	$875

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008. These stock redemptions are treated as reductions of MPS’s investment in Maine Yankee when declared. The following table shows the common stock redemptions to date:

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received
September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	$150,110	July 11, 2002
September 26, 2002	33,900	1,695	$225,166	October 4, 2002
December 18, 2002	33,800	1,690	$224,502	January 9, 2003
September 25, 2003	45,200	2,260	$300,222	October 14, 2003
December 17, 2003	30,100	1,505	$199,926	January 7, 2004
March 29, 2005	52,700	2,635	$350,037	April 13, 2005
March 7, 2006	30,100	1,505	$199,926	April l3, 2006
June 13, 2006	60,200	3,010	$399,853	July 10, 2006
December 5, 2006	37,600	1,880	$249,742	January 18, 2007
June 20, 2007	37,600	1,880	$249,742	July 5, 2007
December 11, 2007	36,000	1,800	$239,115	January 14,2008

	495,000	24,750	$3,287,825

MPS also pays its 5% share of Maine Yankee’s decommissioning costs. The liability for the present value of the total decommissioning costs is reported on the Consolidated Balance Sheets as Uncollected Maine Yankee Decommissioning Costs, with an offsetting regulatory asset. The amounts of decommissioning costs invoiced to MPS and payable to Maine Yankee at the end of the periods are presented within “Accounts Payable—Associated Companies,” also on the Consolidated Balance Sheets.

The remaining obligations of Maine Yankee at December 31, 2009, are the on-going operations of the Independent Spent Fuel Storage Installation (“ISFSI”), limited accounting and management costs, and the funding of the Spent Fuel Disposal Trust (“SFDT”). Maine Yankee established an SFDT to fund its long-term decommissioning obligations. Maine Yankee is required to maintain a minimum balance in the SFDT to meet the funding requirement of the future estimated liability of $221.1 million at October 31, 2013, with certain return on asset assumptions. Similar to other invested funds, the SFDT incurred substantial losses during 2008 and into 2009, with the balance in the SFDT falling from $122.3 million at December 31, 2007, to $103.3 million at

December 31, 2008. These losses were recovered with the improvement in markets and additional funding from owners during 2009, ending 2009 with a balance of $141.3 million.

The owners of Maine Yankee, including MPS, are required to contribute to the SFDT to achieve the level of assets required by the DOE. Therefore, Maine Yankee recorded the reduction in value of the SFDT as a regulatory asset, and did not flow it through its income statement. Similarly, MPS did not reduce its investment in Maine Yankee or record an income statement impact from the reduction in value. Depending on market performance, MPS may be required to increase its contributions to Maine Yankee for funding the SFDT.

Maricor Properties Ltd

On June 30, 2006, Maricor Properties sold one share of stock representing a 50% ownership interest to Ashford Investments, Inc. This sale specifically excluded the economic ownership of Mecel, with MAM retaining 100% of the economic ownership of Mecel. Management reviewed the characteristics of Maricor Properties subsequent to this transaction and determined that MAM remained the primary beneficiary of Mecel but was not the primary beneficiary of Maricor Properties as of the date of this transaction. Therefore, the assets and liabilities of Mecel remained consolidated in these financial statements, while the assets and liabilities of the other components of Maricor Properties were no longer consolidated. MAM’s investment in Maricor Properties was reported within “Investments in Associated Companies,” and receivables from Maricor Properties and its subsidiaries payable to MAM and its wholly-owned subsidiaries were presented within the line “Accounts Receivable from Associated Companies” until MAM sold its remaining share of Maricor Properties on March 31, 2008. On September 12, 2007, the shares of Mecel were sold from Maricor Properties to TMGC, and Mecel was consolidated in these financial statements within the unregulated engineering services segment in discontinued operations until its sale in May 2008.

MAM had no investment in Maricor Properties remaining at December 31, 2008 or 2009. MAM recorded equity in the loss of Maricor Properties of $8,000 during 2008.

5.     SHORT-TERM CREDIT ARRANGEMENTS

The following table summarizes the balances outstanding under the Company’s short-term credit arrangements at December 31, 2009 and 2008 (in thousands):

	2009	2008
Maine Public Service Company
Bank of America, N.A. $10 million, 3-Year Revolving Working Capital Line of Credit	$4,800	$6,000
MAM Utility Services Group
Bank of America, N.A. $4 million, 2-Year Revolving Working Capital Line of Credit	—	—
Maine & Maritimes Corporation and MAM Utility Services Group
Bank of America, N.A. $500,000, 1-Year Revolving Working Capital Line of Credit	—	—

Total Short-Term Credit Arrangements	$4,800	$6,000

On October 7, 2005, MPS arranged a three-year, $10 million revolving working capital line of credit with Bank of America as Agent, secured by $6.0 million of first mortgage bonds. This line of credit replaces the former $6 million line of credit with Bank of New York as Agent. The terms of this agreement were amended effective May 2, 2008. Interest rates on the facility are 30-, 60-, or 90-day LIBOR plus 0.95% through June 30, 2010 (30-, 60-, or 90-day LIBOR plus 1.125% thereafter) or Bank of America’s prime rate. This line of credit is subject to certain financial covenants, measured quarterly beginning December 31, 2005. These covenants include a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. As of December 31, 2009, there was $4.8 million outstanding on this line of credit, with $5.2 million available, and MPS is in compliance with all of its debt covenants.

The average short-term debt balance outstanding at MPS for 2009 was $3.6 million, compared to an average balance of $6.0 million during 2008. The average interest rate was 1.89% in 2009, down from 4.52% in 2008. The interest on the $4.0 million Eurodollar portion of the short-term debt outstanding was 1.18% at December 31, 2009. The interest on the remaining short-term debt of $800,000 was 3.25%.

MAM and MAM USG also executed a two-year $4.0 million line of credit with Bank of America, effective July 7, 2009. The $4.0 million can be used as a working capital line of credit or as a letter of credit to secure bonding capacity for MAM USG construction projects, or both in combination, up to $4.0 million. There was no balance outstanding on this line of credit at December 31, 2009, and $4.0 million available. MAM USG’s $500,000 1-Year Revolving Working Capital Line of Credit expired during 2009.

6.    LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS. The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. On October 17, 2003, MPS received the final distribution from the trust. Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2006, to be issued by The Bank of New York for the benefit of the holders of such bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit which would have expired March 2009, to replace Bank of New York’s Letter of Credit. During 2008, MPS negotiated new terms with Bank of America. This letter of credit now expires on June 30, 2011. To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds in the amounts of $5.0 million and $4.5 million, respectively. MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period with an initial interest rate of 4.35%. On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 which expired in November 2003, and applied to the 2000 and 1996 Series, as described below. For 2009, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.53%, issuance costs and credit enhancement fees since issuance, was 5.81%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021. A Direct Pay Letter of Credit was issued by The Bank of New York, which had been extended to June 2006, and is secured by $14.4 million of second mortgage bonds. On February 28, 2006, Bank of America issued its Direct Pay Letter of Credit, which would have expired March 2009, to replace Bank of New York’s Letter of Credit. This LOC was also amended during 2008, and now expires on June 30, 2011. At the end of 2009, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.42%, issuance costs and credit enhancement fees, was 5.68%.

On May 29, 1998, FAME issued $11.5 million of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (“1998 Notes”) on behalf of MPS. The 1998 Notes were repaid February 5, 2008. The 1998 Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank (now TD Bank), Portland, Maine, as Trustee (“the Trustee”), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The 1998 Notes were limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.4 million at the end of 2005 and 2004. MPS has issued $4.0 million of its first mortgage bonds and $7.5 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The 1998 Notes incurred interest at a Floating Interest Rate and are adjusted weekly. On June 1, 1998, MPS purchased an interest rate cap of 7%, at a cost of $172,000, to limit its interest rate exposure to quarterly U.S. LIBOR rates. Through repayment of the loan in 2008, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes, was 5.11%.

The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS’s revolving credit arrangement in Note 5, “Short-Term Credit Arrangements.”

The first and second mortgage bonds described above that secure MPS’s long-term debt are supported by the bondable additions of substantially all of MPS’s utility plant.

On November 22, 2004, MPS entered into a $6.0 million, unsecured, 7-year term loan with Fleet National Bank, now Bank of America. The proceeds of the loan were used to repay and refinance a portion of the amounts outstanding under MPS’s revolving credit arrangement associated with the Company’s prior capital expenditures. The loan agreement contains certain covenants requiring the maintenance of a minimum Tangible Net Worth, maximum Ratio of Indebtedness for Borrowed Money to Total Capital and a minimum Ratio of Net Income to Fixed Charges. Interest is payable monthly at a variable interest rate of one-month LIBOR plus 1.5%. The remaining balance of the loan is to be repaid in monthly principal payments of $95,000 each through November 1, 2011. As of December 31, 2009, $2.2 million of this loan remained outstanding.

On July 9, 2007, TMG entered into a $1.5 million note with Katahdin Trust Company. This note, together with $750,000 of the proceeds from the sale of the assets of TMGC’s Moncton division, was used to pay down the $2.2 million TMG note with Katahdin Trust Company. The repayment schedule was adjusted to include five months of interest only beginning July 29, 2007, 36 payments of principal and interest in the amount of $37,500 each with the first payment beginning December 31, 2007, and one final payment of all unpaid principal, accrued interest and any unpaid late charges due on December 29, 2010. The loan was transferred to MAM with the dissolution of TMG, and contained certain financial covenants, measured quarterly, which required MAM to maintain a minimum tangible net worth, a minimum debt service coverage ratio and a maximum debt-to-total capital ratio. MAM repaid the loan in full on November 10, 2009.

7.    FAIR VALUE DISCLOSURES—INTEREST RATE DERIVATIVES

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. A three-level fair value hierarchy is the basis for considering market participant assumptions in fair value measurements. The input levels are defined as follows:

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

Fair value is a market-based measure, and is considered from the perspective of a market participant, not the Company. When market assumptions are not available, the Company uses assumptions intended to reflect the assumptions market participants would use in setting the fair value at the measurement date. In periods of market dislocation, observable market data may be limited or unavailable for certain assets and liabilities, reducing the level of the inputs (from a Level 1 to a Level 2, for example). The Company has not experienced such conditions, and there have been no changes to valuation methods in the current period.

The Company uses interest rate swaps to manage its interest rate risk. At December 31, 2009, MPS had two long-term debt issues outstanding with variable interest rates. Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates. On September 9, 2003, MPS executed swap agreements for the three variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues. For the FAME 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate was set at 2.79%. For the two series of tax-exempt bonds issued by the MPUFB, the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.

The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including treasury bill rates, matched to the term of the swaps. As these rates are observable inputs, but are not quoted prices for an identical swap, Management determined these are Level 2 inputs, as described above.

This valuation methodology is consistent with the process used to value the swaps at December 31, 2009. The only change in assumptions year-over-year are the one-year reduction in the remaining term of the swaps and the changes to the assumed variable rates and discount rates based on current market conditions.

At December 31, 2009, the fair value of these qualified cash flow hedges was a $3.2 million liability, reflected as “Fair Value of Interest Rate Hedges” in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2009, the difference between the fixed rates and the underlying variable rates on the issues of approximately $935,000 was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

In tabular form by swap, the notional amounts and estimated fair values of the Company’s interest rate derivative contracts as of December 31, 2009 and 2008 are (in thousands):

		December 31, 2009		December 31, 2008
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges
Interest rate swaps on 1996 Series Notes	Other Liabilities	13,600	(1,822)	13,600	(2,679)
Interest rate swaps on 2000 Series Notes	Other Liabilities	9,000	(1,356)	9,000	(2,121)

The weighted-average rates paid and received for interest rate swaps outstanding during 2009 were:

	Weighted-Average
	Interest Received (Variable Rate on Debt)	Interest Paid (Fixed Rate on Swaps)
Interest rate swaps:
Interest rate swaps on 1996 Series Notes	0.61%	4.42%
Interest rate swaps on 2000 Series Notes	0.63%	4.53%

The following table presents information about the effect of the Company’s derivative instruments on Accumulated OCI and the Consolidated Statements of Operations (in thousands):

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified from Accumulated OCI		Location of Gain (Loss) on Consolidated Statements of Operations
	At December 31,		At December 31,
	2009	2008	2009	2008
Interest Rate Swaps	(1,907)	(2,880)	(935)	(519)	Long-term Debt and Notes Payable Interest Charges

Net losses at December 31, 2009, will reverse into earnings as payments are made for the difference between the fixed and variable interest rates. The timing of this reversal is dependent on the variable interest rates going forward.

Management believes the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward interest rate risk. Management assessed the effectiveness of the swaps using a hypothetical perfect hedge, and determined the instruments were 100% effective during 2009. Further, MPS received regulatory approval from the MPUC in Docket No. 2003-85 to enter into these swaps, and has received regulatory treatment since inception of the swaps in September 2003. Therefore, MPS has recorded the mark-to-market in other comprehensive income within shareholders’ equity, instead of flowing the changes in fair value through net income. Specifically, the gain in fair value on the interest rate swaps from December 31, 2008 to December 31, 2009, of $1.6 million less the deferred tax of $649,000 has been recorded as Other Comprehensive Income (Loss), affecting common shareholder’s equity. The increase in fair value during 2009 is due to changes in the long-term interest rate forecasts and one more year of the term of the instruments elapsed.

Changes in the fair market value of the interest rate swaps are recorded in Other Comprehensive Income in accordance with the allowed regulatory treatment, and do not impact the Company’s net income or revenues unless MPS’s shareholder’s common equity falls below the minimum allowable 48% of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing the formation of the holding company, MAM.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000 on $11.5 million of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS. In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap was amortized along with other issuance costs. The cap expired and was fully amortized during 2008.

8.    FAIR VALUE DISCLOSURES—FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables, debt and interest rate swaps. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2009, the Company’s long-term debt had a carrying value and a fair value of approximately $24.8 million. Refer to Note 7, Fair Value Disclosures—Interest Rate Derivatives, for more information on the fair value of interest rate swaps.

9.    STOCK COMPENSATION PLANS

The 2008 Stock Plan was approved by MAM shareholders on May 13, 2008. This plan allows the Performance and Compensation Committee of the MAM Board of Directors to grant up to 85,000 shares of MAM stock to employees. No more than 10,000 shares may be granted to any one employee during a five-year period, and the Performance and Compensation Committee may condition the grant or vesting of the stock awards on attainment of performance goals or the passage of time. Effective March 26, 2009, fifty shares were granted to each of the Company’s officers, a total of three hundred shares. At December 31, 2009, 84,700 shares remain available for issue.

Upon approval by MPS’s shareholders in June 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”). The Plan was subsequently adopted by MAM after its formation. The Plan, excluding the options outstanding, was terminated by the MAM Board of Directors on March 14, 2008.

As of December 31, 2009, a former CEO has been the only employee to receive stock options. With his resignation in August 2006, the options granted in 2004 through 2006 were forfeited, with only the 2002 and 2003 issues remaining vested and outstanding. In November 2006, three months from the resignation of the CEO, 6,568 options were forfeited, leaving 3,932 options outstanding as of December 31, 2009, for the remainder of the original ten-year term of these options.

The Company accounts for the fair value of its grants under the Plan in accordance with the expense provisions of generally accepted accounting principles.

A summary of the status of the Company’s stock option plan as of December 31, 2009, and changes during the year then ended is presented below:

Options	Shares 2009	Average Exercise Price 2009
Outstanding at December 31, 2008	3,932	$30.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	3,932	$30.28

Options exercisable at December 31, 2009	3,932	$30.28
Weighted-average fair value of options granted	$4.17

The following table summarizes information about fixed stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price
$30.10 - $30.45	3,932	2.92 yrs	$30.28	3,932	$30.28

Dilutive earnings per share impact of outstanding stock options:

	Year Ended December 31,
	2009	2008
Net Income (in thousands)	$905	$4,612
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,680,862	1,678,283
Dilutive Effect of Common Stock Options	675	596

Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,681,537	1,678,879
Net Income per Share (Basic)	$0.54	$2.75
Net Income per Share (Diluted)	$0.54	$2.75

10.    DIRECTORS’ COMPENSATION

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

During 2009, the equivalent of 2,808 shares were deferred. As of December 31, 2009, the equivalent of 37,922 shares have been deferred. The share price on that date was $34.80, resulting in a $1.3 million liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.” This unfunded liability is payable upon termination of services of the director. The plan allows for a lump sum distribution or a monthly payment over ten years. All directors currently participating in this deferral plan have elected the ten-year payment option. A $1 increase in the MAM stock price increases the liability approximately $38,000; a $1 decrease in the MAM stock price decreases the liability approximately $38,000.

The second deferral option allows directors to postpone payment of their fees in cash, and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate. The unfunded obligation under this deferral program is $28,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.”

The compensation program also includes the issuance of shares of MAM stock each quarter. The current issuance is 675 shares per director per quarter. These shares are issued from the pool of 20,000 shares originally available for issuance pursuant to the Stock Plan for Outside Directors. There are 7,890 shares remaining available for issuance under this plan.

11.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers retirement savings programs to most employees in the form of 401(k) plans in the United States, which allows voluntary contributions by the employee and may contain a contribution by the Company.

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

The PPA was amended by the “Worker, Retiree, and Employer Recovery Act of 2008,” signed into law on December 23, 2008. This legislation included provisions that allow pension plans to smooth the changes in pension asset value over 24 months. Further, under the original PPA legislation, plans that did not meet their transition funding targets would have been required to become 100% funded. The new legislation requires funding only to the transition funding target, rather than 100%. Finally, employers with benefit plans less than 60% funded are allowed to look back to their plan’s funding status from the prior year, avoiding the restrictions the PPA would normally place on such underfunded plans. The Company’s pension plan is approximately 73% funded at December 31, 2009.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased. The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees, in part or in full, depending on their number of years of service, for this lost benefit. This additional contribution ranges from 5% to 25%, and is immediately fully vested. This contribution was $772,000 for 2009 and $741,000 for 2008.

The Company’s policy has been to fund pension costs accrued. The payments are made during the plan year and up to the filing of the federal income tax return for that year. In accordance with that policy, the Company made the following tax-deductible contributions to the plan (in thousands of dollars):

	Plan Year
	2009	2008
Calendar Year of Contributions:
2010	$200	$—
2009	600	341
2008	—	122

	$800	$463

The following table shows the components of net periodic pension cost (“NPPC”) (in thousands of dollars):

Components of NPPC	2009	2008
Interest Cost	$1,085	$1,074
Expected Return on Assets	(1,169)	(1,219)
Amortization of Remaining Net Loss	145	75

Subtotal of NPPC	61	(70)
Amounts Capitalized and Deferred	(20)	15

NPPC Recognized	$41	$(55)

Amortization related to the actuarial net loss of $259,000 is expected to be recognized in 2010. No amortization of prior service cost or transition assets or obligations is expected to be recognized during 2010, as a result of the December 31, 2006, pension freeze.

The key actuarial assumptions used in determining the pension plan values were:

Key Assumptions	2009	2008
Used to Determine Benefit Obligation at December 31:
Discount Rate	5.750%	6.125%
Rate of Future Compensation Increases	N/A	N/A
Mortality Table	2009 IRS	2008 IRS
Used to Determine NPPC for Years Ended December 31:
Discount Rate	6.125%	6.000%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Future Compensation Increases	N/A	N/A
Mortality Table	IRS 2008	RP 2000 (CL)

The following table presents information on the Pension Plan’s projected benefit obligation (“PBO”), fair value of plan assets and the Plan’s funded status calculated with the key actuarial assumptions listed above (in thousands of dollars):

Change in Projected Benefit Obligation	2009	2008
PBO at Beginning of Year	$18,252	$18,437
Interest Cost	1,085	1,074
Benefits Paid	(1,120)	(1,121)
Actuarial Loss (Gain)	857	(138)

PBO at End of Year	$19,074	$18,252

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$11,739	$17,281
Actual Return on Plan Assets	2,430	(4,543)
Employer Contributions	941	122
Benefits Paid	(1,120)	(1,121)

Fair Value of Plan Assets at End of Year	$13,990	$11,739

PBO and Funded Status
Fair Value of Plan Assets	$13,990	$11,739
PBO	19,074	18,252

Funded Status	$(5,084)	$(6,513)

A +/- 1% change in the discount rate would impact the PBO and funded status as follows:

	4.75%	6.75%
Discount Rate Assumption
Benefit Obligation	$(21,420)	$(17,127)
Fair Value of Plan Assets	13,990	13,990

Funded Status	(7,430)	(3,137)
Unrecognized Net Loss	7,723	3,430

Net Amount Recognized	$293	$293

Accumulated Other Comprehensive Income (Loss)	$(7,723)	$(3,430)

A +/- 1% change in the assumed return on assets would impact the net periodic pension cost as follows:

	7.50%	9.50%
Assumed Return on Assets
Interest Cost	$1,085	$1,085
Expected Return on Assets	(1,031)	(1,306)
Amortization of Unrecognized Loss	145	145

Net Periodic Pension Cost	$199	$(76)

The weighted-average investment asset allocations of the Pension Plan at December 31 are as follows:

	2010 Target Allocation	Percentage of Plan Assets at December 31,
		2009	2008
Equity Securities	65-75%	66%	59%
Debt Securities	25-35%	26%	36%
Real Estate	0%	1%	0%
Other	0%	7%	5%

Total		100%	100%

The majority of the pension assets are held in assets traded in active markets with quoted prices, and are valued using those Level 1 inputs. Certain assets, including real estate investment trusts and certain bond funds, are valued using Level 2 inputs, typically prices received from pricing vendors using observable inputs. Assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:

	Balance As of December 31, 2009	Level 1 Assets	Level 2 Assets
Common Stock	$8,847	$8,847	$—
Mutual Funds	2,286	2,286	—
Cash Equivalents	1,021	1,021	—
Other Investments	1,836	566	1,270

Total Investments	$13,990	$12,720	$1,270

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

Employer contributions to the plan and benefit payments from the plan for 2008 and 2009, as well as the 2010 estimated employer contributions and the estimated future benefit payments, are:

Pension Benefits (in thousands)
Cash Flows
Employer Contributions
2008	122
2009	941
Expected 2010	950

Benefit Payments
2008	1,121
2009	1,120

Estimated Future Benefit Payments
2010	1,117
2011	1,149
2012	1,167
2013	1,218
2014	1,237
Years 2015 – 2019	6,605

Health Care Benefits

The Company provides certain health care benefits to eligible employees. Eligible employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, with their contributions totaling approximately 29% of the premium costs in 2009, compared to 21.8% in 2008. The plan also covers retiree medical coverage for certain employees of Maine Public Service Company, the regulated utility.

Employees hired on or after October 1, 2005, are not eligible for post-retirement medical coverage.

The Company implemented several plan design changes in 2006 to increase the employee contribution due to increasing health care costs, including increases in premium sharing, deductible amount and prescription co-pays. In 2007, the Company also increased its share of the risk under the contingent premium arrangement. This plan allows the Company to reduce its premiums by sharing a portion of the risk of high claims years with the insurer. In 2009, MPS paid $415,000 for this contingent premium for final settlement of 2007 claims and preliminary settlement of 2008. MPS has accrued $249,000 at December 31, 2009, for the contingent premium anticipated to be paid in 2010.

Effective January 1, 2009, the Company began offering a high-deductible insurance plan as an alternative to the current health insurance benefit. Of the 74 non-union employees eligible to choose between the two plans, 30 or approximately 40.5% elected the high-deductible plan. The Company contributed $1,000 for individuals and $2,000 for families during 2009 to the health savings accounts associated with these plans, at a cost of approximately $45,000. The savings to the Company from reduced premiums, net of the Company’s contribution to the health savings accounts, was estimated at approximately $34,000 for 2009.

On January 1, 2010, the Company transitioned all active and retired health insurance plan participants and dependents to the New England Electrical Workers Benefit Fund (“NEEWBF”). This transition will yield savings on monthly premiums and the elimination of the contingent health insurance premium. Employee contributions are estimated to cover 31% of the 2010 premium, compared to 29% in 2009. In addition, the NEEWBF plan also provides significantly lower retiree premiums than the Company has historically paid. The assumptions in the calculation of the postretirement medical plan liability reflect these new rates. The impact was an approximately $7.1 million reduction in the liability. This reduction will flow through the prior service cost component of the net periodic postretirement medical cost over approximately ten years.

There are many assumptions inherent in the calculation of the postretirement medical benefit valuation. The Company has assumed it will continue with the NEEWBF plan for the foreseeable future, and that the premium structure of this plan will remain the same, adjusted for healthcare inflation. Should actual results differ from these or other assumptions made in the calculation of the postretirement medical plan obligation, the actual liability could be materially different from the obligation presented on the Consolidated Balance Sheets.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans who provide a benefit that is at least actuarially equivalent to Medicare Part D. The subsidy for a plan sponsor is 28% of a participant’s annual drug costs between $250 and $5,000, which amounts to a maximum subsidy per participant of $1,330. For the employer to receive this subsidy for any particular participant, that participant must decline coverage in Medicare’s Part D drug program. The actuary’s calculation of the benefit obligation information assumes the prescription drug benefits under the Retiree Medical Plan would be eligible for the subsidy. The Company received $58,000 in subsidy payments in 2009, $17,000 related to union retirees, and $41,000 related to non-union retirees. No subsidy payments were received during 2008. The Company expects to receive approximately the same amount in 2010 and 2011 for the 2008 and 2009 plan years, respectively, and has recorded the $82,000 non-union portion of the estimated subsidy payment within “Accounts Receivable” on the Consolidated Balance Sheets.

The following table shows the components of net periodic post-retirement benefit cost (“NPPBC”) (in thousands of dollars):

Components of NPPBC	2009	2008
Service Cost	$196	$200
Interest Cost	556	568
Expected Return on Assets	(153)	(227)
Amortization of Prior Service Cost	(60)	(60)
Amortization of Transition Obligation	71	71
Amortization of Net Loss	200	189

Subtotal of NPPBC	810	741
Amounts Capitalized and Deferred	(150)	(192)

NPPBC Recognized	$660	$549

The amortization of net loss, prior service cost and transition obligation expected to be recognized in 2010 total $(462,000).

The key actuarial assumptions used in determining the retiree medical plan values were:

Key Assumptions	2009	2008
Used to Determine Benefit Obligation at December 31:
Discount Rate	5.750%	6.125%
Rate of Compensation Increase	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	10.00%	5.50%
Ultimate Health Care Cost Trend Rate	4.50%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2070	2012
Mortality Table	2009 IRS	2008 IRS
Used to Determine NPPC for Years Ended December 31:
Discount Rate	6.125%	6.000%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	N/A	N/A
Health Care Cost Trend Rate Assumed for Next Year	5.50%	6.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	2012	2012
Mortality Table	2008 IRS	RP 2000 (CL)

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage Point
	Increase		Decrease
	2009	2008	2009	2008
Effect on total cost of service and interest cost	$137	$126	$(109)	$(101)
Effect on post-retirement benefit obligation	$385	$1,420	$(317)	$(1,161)

The following table presents information on the Retiree Medical Plan’s PBO, fair value of plan assets and the Plan’s funded status (in thousands):

	2009	2008
Change in Projected Benefit Obligation
PBO at Beginning of Year	$9,302	$9,633
Service Cost	196	200
Interest Cost	556	568
Participant Contributions	42	45
Plan Amendments	(7,049)	—
Benefits Paid	(460)	(531)
Actuarial (Gain) Loss	462	(612)

PBO at End of Year	$3,049	$9,303

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,825	$2,744
Actual Return on Plan Assets	435	(765)
Employer Contributions	261	333
Participant Contributions	42	45
Benefits Paid	(460)	(531)

Fair Value of Plan Assets at End of Year	$2,103	$1,826

PBO and Funded Status
Fair Value of Plan Assets	$2,103	$1,826
PBO	3,049	9,303

Funded Status	$(946)	$(7,477)

The weighted-average investment asset allocations of the Retiree Medical Plan at December 31 are as follows:

	2010 Target Allocation	Percentage of Plan Assets at December 31,
		2009	2008
Equity Securities	65-75%	70%	59%
Debt Securities	25-35%	29%	39%
Other	0%	1%	2%

Total		100%	100%

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

Employer and participant contributions to the plan and benefit payments from the plan for 2008 and 2009, as well as the 2010 estimated employer and participant contributions and the estimated future benefit payments, are:

	Health Care Benefits (in thousands)
	Employer	Participants
Cash Flows
Employer Contributions
2008	333	45
2009	261	42
Expected 2010	373	44

Benefit Payments
2008	531
2009	460

Estimated Future Benefit Payments
2010	373
2011	412
2012	269
2013	103
2014	110
Years 2015 – 2019	704

The Company maintains a 401(h) sub-account of the Pension Trust for non-union retiree medical payments and a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates. Union retiree contributions were remitted to the VEBA trust fund each year. No contributions were made to the 401(h) account during 2008 or 2009 by the Company. The $17,000 portion of the 2007 Medicare Part D subsidy payment received in 2009 attributable to union participants was remitted to the VEBA.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees. Participants may elect to defer from 1% to 25% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 2% of current compensation. Effective January 1, 2006, new MPS employees under the collective bargaining agreement received a matching contribution of 4% of gross wages, to compensate for their ineligibility in the pension plan. This was increased to 6% under the collective bargaining agreement effective October 1, 2009. Participants are 100% vested at all times in contributions they make; employer match contributions are vested after three years. Contributions are subject to IRS limitations.

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

The Company’s matching contributions to the plan were approximately $141,000 and $135,000 in 2009 and 2008, respectively.

12.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Request for Approval of Maine Public Service Company’s Stranded Cost Revenue Requirement and Rates for the Rate Effective Period Beginning January 1, 2010

On September 24, 2009, MPS filed its stranded cost revenue requirement and rates for the two-year rate effective period beginning January 1, 2010 with the Maine Public Utilities Commission. The MPUC issued its Order on March 3, 2010. Under this Order and consistent with past stranded cost orders, stranded cost rates remain the same for the rate effective period January 1, 2010 through December 31, 2011. Amortization of the deferred fuel balance is adjusted each year to achieve these levelized rates. The Order includes a reduction in the allowed return on equity, from 10.2% in current rates to 9.4% in the first year, and 8.6% in the second, and an assumed capital structure of 50% debt and 50% equity. In addition, MPS was granted recovery of its agricultural storage special discount.

FERC Incentive Rate Treatment on MPC Transmission Line Project

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

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project is abandoned as a result of factors beyond the control of MPS and CMP. The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as a Market Efficiency Transmission Upgrade.

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active. MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and the recovery of abandoned plant should the project ultimately be cancelled. MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of December 31, 2009. Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

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

On June 15, 2009, MPS also filed its updated rates under the 2009 OATT formula for both wholesale and retail customers. The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009. Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement. Due to higher wheeling revenue from generators exporting electricity off the MPS system, MPS had a higher wheeling revenue credit in the formula for 2008 than the prior year, resulting in the lower rates.

The parties have reached a settlement accepting all formula changes and no change from the rates as filed. This settlement is subject to FERC approval. MPS cannot guarantee FERC will approve the settlement agreement reached by the parties. Until FERC approval is received, MPS cannot guarantee there will not be changes to the formula or rates.

MPUC Dismisses Petition for Certificate of Public Convenience and Necessity for Maine Power Connection Project

On July 1, 2008, MPS and CMP jointly filed for a Certificate of Public Convenience and Necessity under MPUC Docket No. 2008-256 related to the MPC transmission line project. On February 5, 2009, the Commission issued an Order dismissing the petition without prejudice. MPS and CMP intend to continue to pursue development of a transmission line to enable development of wind generation projects and potentially to connect northern Maine to the New England power grid. These efforts are described more fully in Management’s Discussion and Analysis in Item 7.

Request for Confirmation of Interpretation of Cost Allocation Manual

Under MPUC Docket 2009-60, MPS requested confirmation of its interpretation of its Cost Allocation Manual. The Manual provides the process for identifying common costs of the holding company, costs that are not directly associated with the operations of its subsidiaries and for which a cost-causative indirect basis of allocation exists, as well as the formula for allocating those costs among the subsidiaries of Maine & Maritimes Corporation. MPS proposed to exclude MAM USG subcontractor and materials expenses from the determination of the common cost allocation. The Commission approved a Stipulation signed by all interested parties on June 6, 2009. Under the approved Stipulation, the Company excludes stranded costs, income taxes, depreciation, amortization, materials and one-third of subcontractor expenses from the common cost calculation. This change does not impact the current year net income of the corporation, but does impact segment reporting.

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

Reduction of Stated Capital of Maine & New Brunswick Electrical Power Company, Ltd.

In the Order Approving Stipulation under MPUC Docket No. 2002-676, “Maine Public Service Company Request for Approval of Reorganization of the Company into a Holding Company Structure,” MPS received permission from the MPUC to wind up and dissolve Me&NB at such future time as MPS deemed appropriate. In September 2008, MPS filed notice with the MPUC and partially liquidated its investment in Me&NB. This partial liquidation reduced MPS’s equity investment in Me&NB from $1 million to $150,000, with $850,000 cash returned from Me&NB to MPS, used to fund MPS working capital needs.

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

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006. Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the accompanying balance sheet related to this contract are $18.8 million and $26.1 million at December 31, 2009 and 2008, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out PCB transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new State environmental guidelines. The Company is in the process of testing over 13,000 distribution transformers over a ten-year period. In 2010, MPS began its tenth year of this program. The Company originally anticipated completing the project in 2010; however, due to the timing of other system upgrades, the project has been extended to 2011.

The cost of testing the transformers is expensed as incurred; replacement transformers and the cost to install those transformers are capitalized. In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards. The total cost of the program is estimated to be $3.0 million and, as of December 31, 2009, $2.8 million has been spent to remediate approximately 82% of the transformers in this effort.

MPS recognized an asset retirement obligation of $220,000 associated with the PCB Transformer phase-out program, described more fully in Note 1 of these Consolidated Financial Statements.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company, which operated an 860 MW nuclear power plant in Wiscasset, Maine, that has ceased power operations and is now in the final stages of decommissioning.

Based on the decommissioning of the Maine Yankee nuclear plant, MPS believes it is entitled to recover substantially all of its share of such costs from its customers. As of December 31, 2009, MPS is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $2.2 million, which reflects MPS’s 5% share of Maine Yankee’s most recent estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

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

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste repository at Yucca Mountain in Nevada. The project has encountered significant delays, and the DOE indicated that the permanent disposal site was not expected to open before 2012, although originally scheduled to open in 1998. On February 1, 2010, the President of the United States announced the Administration’s budget for fiscal year 2011, which included certain guidance related to Yucca Mountain, addressed by the DOE in its Motion to Stay the Proceeding under Docket 63-001, also issued February 1, 2010. Within that Motion, the DOE noted the President directed the DOE to “discontinue its application to the U.S. Nuclear Regulatory Commission for a license to construct a high-level waste geological repository at Yucca Mountain in 2010,” and specified that “all funding for development of the Yucca Mountain facility will be eliminated for fiscal year 2011.” Maine Yankee cannot predict when or if the Yucca Mountain project, or any other project that would provide interim storage, will be completed.

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

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee completed its plan for redemption of its common stock periodically through 2008.

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

Recoverable Seabrook costs at December 31, 2009, and 2008, are as follows (in thousands of dollars):

	2009	2008
Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(35,907)	(34,797)

Recoverable Seabrook Costs, Net of Amortization	$7,229	$8,339

The decrease in recoverable Seabrook costs represents monthly amortization.

Nuclear Insurance

In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for “events” or “accidents” occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on MPS’s 5% equity ownership in Maine Yankee (see Note 4, “Investments in Associated Companies”), MPS’s share of any retrospective premium would not exceed approximately $1.8 million or $500,000 annually, without considering inflation indexing.

Financial Information System Hosting Agreement

In December 2003, the Company entered into a ten-year agreement with Delinea Corporation (now OneNeck IT Services) to host and provide technical and functional support for the integrated Oracle Financial Information System. The contract included base hosting fees, an adjustment for inflation, and travel expenses for on-site support services.

This contract was re-negotiated effective January 1, 2007. The annual fee was reduced to $537,500 per year from 2007 through 2013 due to a reduced support requirement, plus reimbursement for travel costs. Further, based on certain service quality targets, contingent payments of $8,000 per quarter could also be earned. The contract was renegotiated again during 2007, with OneNeck foregoing the quarterly contingent payments in exchange for another reduction in services. The total hosting fee for 2009, including travel expenses, was $550,000.

Off-Balance Sheet Arrangements

Except for the investments in associated companies disclosed in Note 4 of these Consolidated Financial Statements and operating leases used for office and field equipment, vehicles and computer hardware and software, the Company has no other form of off-balance sheet arrangements. The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2009, and 2008 (in thousands of dollars):

	2009	2008
Office Equipment	$5	$6
Building	—	98
Rights of Way	29	27
Field Equipment	28	12

Total	$62	$143

The future minimum lease payments for the items listed above for the next five years are as follows (in thousands of dollars):

Year	Minimum Operating Lease Payments
2010	$35
2011	$36
2012	$37
2013	$38
2014	$39

13.    CAPITAL LEASES

In 2006 and 2007, MPS negotiated capital lease arrangements for certain of its vehicle and computer equipment purchases, totaling $820,000. As of December 31, 2009, the remaining liability for these capital lease arrangements is approximately $284,000, and is recorded within Miscellaneous Liabilities on the Consolidated Balance Sheet. The present value of future minimum lease payments for remainder of the lease terms are (in thousands of dollars):

Year	Capital Lease Payments
2010	$173
2011	95
2012	40

Gross Payments	308
Less: Interest	(24)

Net Minimum Payments	$284

The lease terms approximate the useful lives of the leased assets.

14.    COLLABORATIVE ARRANGEMENTS

The Company is a party to a collaborative arrangement with Central Maine Power to develop the Maine Power Connection Project. The terms of the arrangement were established in the joint development agreement, executed on October 2, 2008. The cost of development activities, including acquisition of land in the transmission corridor and acquisition of necessary governmental and regulatory permits and approvals, are shared between MPS and CMP, with MPS paying 10% of such costs, and CMP 90%. MPS has deferred $862,000 of costs associated with the MPC project as of December 31, 2009, reported in the Consolidated Balance Sheets within Miscellaneous Assets.

15.    GUARANTOR ARRANGEMENTS

Generally accepted accounting principles require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Management has reviewed the Company’s guarantees, and noted no liabilities required to be posted.

Additional disclosures are also required to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. As permitted under Maine law, the Company has agreements that indemnify the Company’s Officers and Directors for certain events or occurrences while the Officer or Director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the Officer’s or Director’s lifetime. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits exposure and enables recovery of a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liability is recorded for these agreements as of December 31, 2009 or 2008.

16.    DISCONTINUED OPERATIONS

MAM divested substantially all of its unregulated engineering operations during 2007. As a result, TMG was reclassified to discontinued operations in these financial statements.

The net loss for TMG is composed of the following (in thousands of dollars):

2008
Loss on Sale	$(1)
Gain on Foreign Exchange from Liquidation	997
Loss From Operations:
Operating Revenue	26
Expenses	(58)

Loss from Operations	(32)

Benefit of Income Taxes	13

Net Income—Unregulated Engineering Services	$977

In October 2008, public notice was posted in Nova Scotia, Canada, for the dissolution of TMGC. In accordance with generally accepted accounting principles, the currency translation adjustment accumulated in OCI within Shareholders’ Equity was realized upon complete or substantially complete liquidation of the foreign entity. The accumulated balance totaled $997,000 for TMGC and was recognized in the fourth quarter of 2008 as a Gain on Foreign Exchange from Liquidation.

TMG was dissolved during 2008, and therefore had no assets or liabilities at December 31, 2008 or 2009.

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

MAM’s Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission, and COSO for Smaller Companies. Based on this evaluation, Management concluded that MAM’s internal control over financial reporting was effective as of December 31, 2009.

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

3.	Changes in Internal Controls over Financial Reporting

As part of the Company’s first year of compliance with Management’s attestation under Section 404 of the Sarbanes-Oxley Act of 2002, Management has conducted a thorough evaluation of our internal control systems, including identification of key controls and the testing of those controls. There were no material weaknesses or significant deficiencies noted as part of this evaluation, and no material changes in the Company’s internal control over financial reporting in 2009. However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control. These changes were immaterial both individually and in aggregate.

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

Executive Officers

The Executive Officers of the registrant are as follows:

Name	Title	Age	Current Office Held Since
Brent M. Boyles	President and Chief Executive Officer	52	May 8, 2007
Michael I. Williams	Senior Vice President, Chief Financial Officer, Treasurer and Asst. Secretary	42	May 9, 2006
Tim D. Brown	Vice President, Engineering and Operations	49	September 21, 2007
Randi J. Arthurs	Vice President, Accounting, Controller and Asst. Treasurer	29	May 9, 2006
Michael A. Eaton	Vice President, Information Technology and Customer Service	45	September 15, 2006
Patrick C. Cannon	Vice President, General Counsel, Secretary and Clerk	38	December 1, 2004

Brent M. Boyles, age 52, serves as President and Chief Executive Officer at Maine & Maritimes Corporation. Mr. Boyles currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Director of Maine Public Service Company since May 2007; President and CEO of Maine Public Service Company since June 2005; President and CEO of MAM Utility Services Group since September 2007. Mr. Boyles has twenty-six years of experience in the regulated electric utility industry, with extensive experience in corporate planning, regulatory compliance, rate design, and operations. He has served as Maine Public Service Company’s President, Senior Vice President, Chief Operating Officer, Vice President of Marketing and Customer Service, Manager of Planning and Systems Operations, Manager of Corporate Planning, Supervisor of Power Supply and Planning, and as Planning Engineer. He holds a Bachelor’s degree from the U.S. Military Academy, a Graduate degree in Management, and a Master of Science degree in Strategic Studies from the U.S. Army War College.

Michael I. Williams, age 42, serves as Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary at Maine & Maritimes Corporation. Mr. Williams currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary of Maine Public Service Company since 2006 and Chairperson of the Board and Senior Vice President, Chief Financial Officer and Treasurer of MAM Utility Service Group since September 2007. A Certified Public Accountant and Certified Internal Auditor, Mr. Williams has over 20 years of experience including positions in accounting, external auditing, internal auditing, project management, operations management, and information technology management. Mr. Williams also brings 16 years of experience in the utilities industry. He is a graduate of the University of Maine.

Tim D. Brown, age 49, serves as Vice President of Engineering and Operations at Maine & Maritimes Corporation. Mr. Brown currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Vice President of Engineering and Operations of Maine Public Service Company since September 2007 and of MAM Utility Services Group since January 2008. A licensed Professional Engineer, Mr. Brown has 22 years of experience in both the regulated and unregulated energy sectors of the Company, having held the positions of Planning Analyst, Pricing Manager, Director of Business Development, Vice President of

Engineering and Corporate Planning, and Director of Corporate Planning and Regulatory Affairs. He has extensive experience in wholesale power marketing and unregulated retail electricity marketing, forecasting and pricing, financial analysis, engineering, and resource planning. Prior to joining the Company, he worked in diesel engine design and development for Caterpillar, Inc. He holds a Bachelor of Science degree in Mechanical Engineering from the University of Maine and has completed graduate level courses in business administration.

Randi J. Arthurs, age 29, serves as Vice President, Accounting, Controller, and Assistant Treasurer at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. A Certified Public Accountant, Ms. Arthurs has over ten years of audit and accounting experience, including positions in accounting at the Company’s regulated utility, Maine Public Service Company, and in external auditing. While an employee of PriceWaterhouseCoopers, her clients included regulated utilities and construction companies. She is a graduate of the University of Maine.

Michael A. Eaton, age 45, serves as Vice President, Information Technology and Customer Service at Maine & Maritimes Corporation and Maine Public Service Company, subsidiary of Maine & Maritimes Corporation. Mr. Eaton is responsible for all aspects of Information Technology for both Maine & Maritimes Corporation and Maine Public Service Company, along with executive oversight of the Customer Service function within Maine Public Service Company. He has directed and managed the Information Technology department for the past 17 years. Prior to that, he held positions in Corporate Planning and Power Supply and Planning departments. Mr. Eaton has held leadership roles including Project Manager of the Oracle Enterprise Resource Planning (ERP) application implementation; Project Manager for the corporate Y2K effort; Project Manager for Customer Information System (CIS) software development and implementation; and Chairman of the Maine Electronic Business Transaction Working Group. He holds a Bachelor of Arts degree in Computer Science from the University of Maine and is a graduate of the Stone & Webster Utility Management Program.

Patrick C. Cannon, age 38, serves as General Counsel, Secretary, and Clerk at Maine & Maritimes Corporation. Mr. Cannon currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Vice President, General Counsel, Secretary and Clerk of Maine Public Service Company since December 2004 and Director and General Counsel, Secretary and Clerk of MAM Utility Services Group since September 2007. He is responsible for managing the legal affairs for the company and each of its subsidiaries. Prior to joining Maine & Maritimes Corporation in 2004, Mr. Cannon spent seven years in private practice with law firms in Seattle, Washington and Salt Lake City, Utah, concentrating on corporate finance, mergers and acquisitions and corporate governance matters. He is a graduate of Brigham Young University and received his Juris Doctorate degree from Boston College Law School.

There is a family relationship among the Executive Officers. Brent M. Boyles, President and CEO, Maine & Maritimes Corporation, is a brother-in-law to Michael A. Eaton, Vice President, Information Technology and Customer Service at Maine & Maritimes Corporation.

Each executive office is a full-time position and has been the principal occupation of each Officer since first elected. All Officers were elected to serve until the next annual election of Officers and until their successors shall have been duly chosen and qualified. The next annual election of Officers will be on May 11, 2010.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to the Company’s employees including the Chief Executive Officer, Chief Financial Officer, Controller and other Senior Officers. The Company makes the Company’s current Code of Business Conduct and Ethics and Corporate Governance Guidelines available on its website at www.maineandmaritimes.com.

Item 11.	Executive Compensation

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2010 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2010 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2010 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Information for this item is set forth in the Proxy Statement of the registrant relating to its 2010 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 25th of March, 2010.

MAINE & MARITIMES CORPORATION

By:	/S/ RANDI J. ARTHURS
Randi J. Arthurs Vice President, Accounting, Controller and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD G. DAIGLE	Chairperson of the Board and Director	March 25, 2010
(Richard G. Daigle)

/s/ ROBERT E. ANDERSON	Director	March 25, 2010
(Robert E. Anderson)

/s/ MICHAEL W. CARON	Director	March 25, 2010
(Michael W. Caron)

/s/ D. JAMES DAIGLE	Director	March 25, 2010
(D. James Daigle)

/s/ DAVID N. FELCH	Director	March 25, 2010
(David N. Felch)

/s/ DEBORAH L. GALLANT	Director	March 25, 2010
(Deborah L. Gallant)

/s/ NATHAN L. GRASS	Director	March 25, 2010
(Nathan L. Grass)

/s/ BRIAN N. HAMEL	Director	March 25, 2010
(Brian N. Hamel)

/s/ LANCE A. SMITH	Director	March 25, 2010
(Lance A. Smith)

/s/ BRENT M. BOYLES	President and Chief Executive Officer and Director	March 25, 2010
(Brent M. Boyles)

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Statements of Operations

(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008
Operating Expenses
Unregulated Operation & Maintenance and Other Operating Expenses	$585	$371
Income Taxes	(239)	268

Total Operating Expenses	346	639

Operating Loss	(346)	(639)

Other Income (Deductions)
Equity in Income of Subsidiaries and Associated Companies	1,285	5,389
Interest and Dividend Income	—	1
Other—Net	(2)	(4)

Total	1,283	5,386

Income Before Interest Charges	937	4,747

Interest Charges	32	135

Net Income	$905	$4,612

Average Shares Outstanding—Basic	1,680,862	1,678,283
Average Shares Outstanding—Diluted	1,681,537	1,678,879

Basic Earnings Per Share	$0.54	$2.75
Diluted Earnings Per Share	$0.54	$2.75

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Statements of Cash Flows

(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008
Cash Flow from Operating Activities
Net Income	$905	$4,612
Equity in Earnings of Subsidiaries	(1,285)	(5,389)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operations:
Changes in Current Assets and Liabilities:
Intercompany Accounts Receivable	469	(309)
Other Current Assets	1,403	3,276
Current Liabilities	(176)	(264)
Other—Net	(390)	(254)

Net Cash Flow Provided By Operating Activities	$926	$1,672

Cash Flow From Financing Activities
Retirements of Long-Term Debt	(1,047)	(2,644)
Cash Paid for Dividends	(336)	—
Notes Receivable from Subsidiaries, Net	—	3,025

Net Cash Flow (Used For) Provided By Financing Activities	$(1,383)	$381

Cash Flow From Investing Activities
Dividends Received from Subsidiaries	358	2,255
Other Changes in Investments in Subsidiaries	24	(4,262)

Net Cash Flow Provided By (Used For) Investing Activities	$382	$(2,007)

(Decrease) Increase in Cash and Cash Equivalents	(75)	46
Cash and Cash Equivalents at Beginning of Period	82	36

Cash and Cash Equivalents at End of Period	$7	$82

Schedule I

Condensed Financial Information of Registrant

Maine & Maritimes Corporation

Condensed Balance Sheets

(In thousands of dollars)

	As of December 31,
	2009	2008
ASSETS
Plant:
Non-Utility Plant	$—	$3
Accumulated Depreciation	—	(3)

Net Plant in Service	—	—
Investment in Subsidiaries	46,879	45,976

Net Plant and Investment in Subsidiaries	46,879	45,976

Current Assets:
Cash and Cash Equivalents	7	82
Intercompany Accounts Receivable	1,521	1,990
Other Current Assets	1,490	2,893

Total Current Assets	3,018	4,965

Other Assets:
Miscellaneous	718	3

Total Other Assets	718	3

Total Assets	$50,615	$50,944

CAPITALIZATION & LIABILITIES
Capitalization:
Shareholders’ Equity	$48,563	$47,912
Long-Term Debt	—	1,047

Total Capitalization	48,563	48,959

Current Liabilities:
Accounts Payable and Other Current Liabilities	220	396

Total Current Liabilities	220	396

Other Liabilities:
Miscellaneous	1,832	1,589

Total Other Liabilities	1,832	1,589

Total Capitalization and Liabilities	$50,615	$50,944

Schedule I

Condensed Financial Information of Registrant (Continued)

Maine & Maritimes Corporation

Notes to Condensed Financial Information

1.    BASIS OF PRESENTATION AND CREATION OF HOLDING COMPANY

Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings (losses) of its subsidiaries. These parent-company-only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

Creation of Maine & Maritimes Corporation

Maine & Maritimes Corporation is a utility holding company organized effective June 30, 2003.

2.    DIVIDENDS AND RETURNS OF EQUITY FROM SUBSIDIARIES

MAM received dividends of $358,000 and $2.3 million from MPS in 2009 and 2008, respectively. MAM did not receive dividends from any subsidiary other than MPS in 2009 or 2008.

Schedule II

Maine & Maritimes Corporation and Subsidiaries

Valuation of Qualifying Accounts and Reserves

For the Years Ended December 31, 2009 and 2008

		Additions		Deductions
	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts Previously Written Off	Accounts Written Off As Uncollectible	Balance at End of Period
	(In thousands of dollars)
Reserve Deducted From Asset To Which It Applies:
Allowance for uncollectible accounts
2009	186	508	108	363	439
2008	247	122	104	287	186

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference (* indicates filed herewith).

2(a)	Agreement and Plan of Merger by and among Maine & Maritimes Corporation, BHE Holdings, Inc., and BHE Holding Sub One Inc., dated March 12, 2010 (Exhibit 2.1 to MAM Form 8-K dated March 12, 2010).

3(a)	Articles of Incorporation (Exhibit 3(a) to MAM Form 10-Q for the quarter ended March 31, 2007).

3(b)	By-laws of the Company (Exhibit 3.2 to MAM Form 8-K filed February 23, 2007).

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds (Exhibit 4(a) to 1980 MPS Form 10-K).

4(b)	Twentieth Supplemental Indenture, Dated October 1, 2000 (Exhibit 4(w) to 2000 MPS Form 10-K).

4(c)	Twenty-first Supplemental Indenture, Dated March 1, 2005 (Exhibit 4(d) to 2005 MAM Form 10-K).

4(d)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985).

4(e)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000 (Exhibit 10(y) to 2000 MPS Form 10-K).

4(f)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002 (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986 (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986).

10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986 (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986).

10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(d)	Stipulation and amendment between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986 (Exhibits 28(c) and (d) to MPS Form 10-Q for the quarter ended June 30, 1986).

10(e)	Participation Agreements, as of June 20, 1969, with Maine Electric Power Company, Inc. and the other Maine participants (Exhibits 10(c)(1) and (2) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(f)	Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983).

10(g)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983).

10(h)	Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983).

10(i)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(j)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3 (Exhibit 28(q) to 1986 MPS Form 10-K).

10(k)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations) (Exhibit 28(r) to 1986 MPS Form 10-K).

10(l)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation) (Exhibit 28(i) to 1988 MPS Form 10-K).

10(m)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989 (Exhibit 28(o) to 1988 MPS Form 10-K).

10(n)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992 (Exhibit 10(o) to 1992 MPS Form 10-K).

10(o)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization (Exhibit 99(ao) to 2003 MAM Form 10-K).

10(p)	Maine & Maritimes Corporation 2002 Stock Option Plan (Exhibit 10(y) to 2005 MAM Form 10-K).

10(q)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement (Exhibit 10(z) to 2005 MAM Form 10-K).

10(r)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors (Exhibit 10(aa) to 2005 MAM Form 10-K).

*10(s)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement (Exhibit 10(ab) to 2005 MAM Form 10-K).

10(t)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003 (Exhibit 10(aj) to 2003 MAM Form 10-K).

10(u)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003 (Exhibit 10(al) to 2003 MAM Form 10-K).

*10(v)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement (Exhibit 10 to Form 10-Q for the quarter ended June 30, 2009).

10(w)	Term Note between MPS and Fleet Bank, dated November 22, 2004 (Exhibit 10(ai) to 2005 MAM Form 10-K).

10(x)	Credit Agreement between MPS and Bank of America, dated October 7, 2005 (Exhibit 10(aj) to 2005 MAM Form 10-K).

10(y)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006 (Exhibit 10(al) to 2005 MAM Form 10-K).

10(z)	Maine Power Connection Project Joint Development Agreement between Maine Public Service Company and Central Maine Power Company (Exhibit to MAM Form 8-K dated October 8, 2008).

10(aa)	Directors Stock Plan (Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2008).

10(ab)	2008 Stock Plan (Appendix A to MAM Proxy Statement dated March 20, 2008).

10(ac)	Amendments to Credit Agreement and Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated May 2, 2008.

10(ad)	2010 Executive Compensation Plan (Exhibits 10.1, 10.2 and 10.3 to Form 8-K dated January 14, 2010).

10(ae)	Waiver letter from Bank of America, N.A., dated March 10, 2010 concerning credit agreements listed therein (Exhibit 10.1 to Form 8-K dated March 12, 2010).

10(af)	Form of Executive Confirmation Agreement (Exhibit 10.2 to Form 8-K dated March 12, 2010).

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350