Form 10-K/A
period 2009-12-31
MAINE & MARITIMES CORP
filed 2010-04-29
CIK 1222497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

The number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2010.

Common Stock, $7.00 par value—1,683,274 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Paragraph

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Maine & Maritimes Corporation’s (“MAM”) Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 25, 2010 (the “Original Filing”). MAM is filing this Amendment to include the information required by Part III. In the Original Filing, MAM reported this information as incorporated by reference from its definitive proxy statement. However, MAM will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2009. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, MAM is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and MAM has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

MAINE & MARITIMES CORPORATION

FORM 10-K/A

For the Fiscal Year Ended December 31, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

MAM’s Articles of Incorporation (the “Articles”) authorize the board of directors or the stockholders to fix the number of directors from time to time, provided that the number of directors may not be less than nine or more than eleven, except in certain extraordinary circumstances set forth in the Articles. In accordance with the Articles, the board of directors has fixed the number of directors at eleven. We currently have ten directors, of which three have a term of office that will expire with the upcoming annual meeting. The three-year terms of Richard G. Daigle, David N. Felch and Brian N. Hamel expire in 2010 and these directors are up for re-election to the board of directors.

The board is divided into three classes of directorships, with directors in each class serving staggered three-year terms. One class is elected each year for a three-year term. At the annual meeting, Class II directors will stand for election. The three nominees are named in the table set forth below.

All of the board members and nominees are independent under NYSE Amex listing standards except for Brent M. Boyles, who has served as president and chief executive officer since May 8, 2007.

Certain Information Regarding Directors

Set forth below is the principal occupation and other information about the particular experience, qualifications, attributes or skills that qualify the nominees and the directors, whose terms of office will continue after the 2010 annual meeting, to serve as a director of the company based on information as of December 31, 2009.

Name	Age	Year first Elected Director

NOMINEES FOR DIRECTORS—CLASS II DIRECTORS—TERM EXPIRING 2010

Richard G. Daigle

Chairman and CEO of Daigle Oil Company, Fort Kent, Maine, since 1979 (retail and wholesale distributor of petroleum products). President of Coldbrook Energy since 1988. Mr. Daigle has 36 years of experience in the petroleum distribution business. He is a graduate of Boston College. Mr. Daigle is past president of Northern Maine Medical Center, and served on the Loring Reuse Executive Committee. Mr. Daigle also serves as Chairperson of the Board of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.

Mr. Daigle’s prior board experience and unique educational endeavors, listed below, enhance his contributions to our board:

•   Retired director of Key Bank of Maine prior to bank nationalization

•   Degrees in both finance and accounting

•   Executive Education at Wharton School on Succession Planning

•   Executive Education at Harvard Business School on Making Corporate Boards More Effective.

	62	1994

Name		Age	Year first Elected Director
David N. Felch	Certified Public Accountant of Felch & Company, LLC, Caribou, Maine, since 1977 (certified public accountants). In addition to his responsibilities of accounting and auditing, Mr. Felch is a partner in PD&T Rentals, a real estate development firm. Mr. Felch is a current member of the Maine Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Felch previously worked for an international accounting firm. Mr. Felch also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	65	2003

	Mr. Felch has guided numerous businesses over his 40-year career in public accounting from startups to exit strategies and is uniquely qualified to serve on our board.

Brian N. Hamel	Managing Partner of Thompson-Hamel, LLC (estate planning, investment, and insurance). Mr. Hamel is an equity owner of Thompson-Hamel, LLC, Presque Isle, Maine, partner since 2007, affiliated in 2005. Mr. Hamel provides estate planning services and offers a wide variety of investment and insurance products. His 29 years of business knowledge includes military base redevelopment in Maine and New Hampshire, executive leadership for a manufacturing conglomerate in Portsmouth, NH; and his work as a CPA for a Boston-based international accounting firm. Under Mr. Hamel’s 11-year leadership as President and CEO of the Loring Development Authority of Maine, the former Loring Air Force Base has been transformed into a vibrant economic engine, bringing much needed jobs to the region. Mr. Hamel is the Chairman of the Board of the Maine Winter Sports Center, Chairman of the Northern Maine Community College Foundation Board, and is the former Chairman of the Board of the Maine Community College System. Mr. Hamel is also a licensed Life and Health Insurance Producer and a Series 7 Registered Securities Representative. He graduated cum laude from the University of Massachusetts at Amherst. Mr. Hamel also serves as Director of Maine Public Service Company and MAM Utility Services Group, subsidiaries of Maine & Maritimes Corporation.	51	2007

	Mr. Hamel was selected to serve on the board because of his financial expertise garnered at an international accounting firm and through his corporate finance experiences. In addition, Mr. Hamel brings a unique and creative development perspective as it relates to attracting non-regulated industry to the State of Maine during his 11-year tenure as the President and CEO of the Loring Development Authority. This development expertise nicely complements the core competencies of the regulated utility.

Name		Age	Year first Elected Director

CLASS III DIRECTORS—TERM EXPIRING 2011

Brent M. Boyles	Director of Maine & Maritimes Corporation since May 2007; President and CEO of Maine & Maritimes Corporation since May 2007. Mr. Boyles currently holds the following positions with Maine & Maritimes Corporation subsidiaries: Director of Maine Public Service Company since May 2007; President and CEO of Maine Public Service Company since June 2005; President and CEO of MAM Utility Services Group since September 2007. Mr. Boyles has 26 years of experience in the regulated electric utility industry with extensive experience in corporate planning, regulatory compliance, rate design, and operations. From 1984 to 2005, he held various positions at Maine Public Service Company, including Senior Vice President, Chief Operating Officer, Vice President of Marketing and Customer Service, Manager of Planning and Systems Operations, Manager of Corporate Planning, Supervisor of Power Supply and Planning, and as Planning Engineer. He holds a Bachelor’s degree from the U.S. Military Academy, a Graduate degree in Management, and a Master of Science degree in Strategic Studies from the U.S. Army War College.	52	2007

	Mr. Boyles was selected to serve on the board based, in large part, on his in-depth knowledge of the Company’s business, strategy, and management team. In addition, it has been the board’s practice to have the CEO serve as a member of the board. The board viewed favorably Mr. Boyles’ integrity, expertise, level of performance since being employed by the Company in May 1984, and his demonstrated business, management, and leadership skills.

D. James Daigle	Retired President and CEO of David D. Daigle Farms, Inc. Partner of Daigle & Daigle Furniture and Hardware Store. Managing Partner of Northwest Trailer Park, Miami, Florida. Mr. Daigle served as Executive Director of the Tampa Committee of One Hundred, an economic development agency responsible for recruitment of business and industries to Tampa, Florida, and a member of Florida Economic Development Council. Nationally, Mr. Daigle served as an Associate Member of the Industrial Development Research Council and is a past member of the National Association of Industrial and Office Parks. Locally, Mr. Daigle served in the following capacities: Director of Aroostook Trust Company; Chairman, Fort Kent Town Council; Trustee, Fort Kent Public Library; President, Fort Kent Chamber of Commerce; and Supervisor and Treasurer of the St. John Valley Soil and Water Conservation District. Mr. Daigle holds a Bachelor of Science Degree in Economics and Business Management from the University of Maine. Mr. Daigle also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	74	1973

	Mr. Daigle has had significant business experience in the community, as well as board leadership positions, which enhance his contributions to our board.

Name		Age	Year first Elected Director
Deborah L. Gallant	Founder/Owner/ CEO of D. Gallant Management Associates, Portland, Maine, since 1989 (a human resources management consulting firm). Ms. Gallant’s professional management consulting firm provides human resource services throughout the United States, primarily in New England. Her over 27 years of hands-on human resource management expertise includes 14 years as Key Bank’s Senior Vice President of Human Resources/Corporate Training. Since 1990, Ms. Gallant has served as adjunct faculty for the University of New Hampshire. Ms. Gallant has the distinction of being appointed by the Governor to the Maine Board of Accountancy and is a past member of the Board of Directors of the Mercy Health System of Maine. She graduated summa cum laude from the University of Maine, National Human Resources School at the University of Oklahoma, National Human Resources Graduate School at the University of Colorado, and the Harvard University Negotiation Program. She is certified as a Senior Professional in Human Resources (SPHR), as a Certified Compensation Professional (CCP), and as a Certified Benefits Professional (CBP). Ms. Gallant also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	57	1994

	Ms. Gallant has over 30 years of experience in Human Resources and Executive Compensation which provides a unique and important perspective to the board. She has also demonstrated a track record of success in her business and leadership skills over the years which enable her to be a very effective board member.

Lance A. Smith	President and Co-Owner of Smith’s Farm, Inc., Presque Isle, Maine, since 1997 (agricultural farm; broccoli is currently its principal crop). A fifth-generation farmer, Mr. Smith has managed potato and broccoli farming and sales operations since the early ‘70s. Today, his company grows approximately 5,000 acres of broccoli in Maine and Florida and markets broccoli for grower partners in California and Arizona. His company also grows approximately 3,000 acres of barley, wheat and other rotation crops in Northern Maine. Mr. Smith is Managing Partner of the Smith Group, LLC, of Hastings, FL. and Thibeau Farms, LLC, Fort Fairfield, Maine. He is currently Chairman of the Board of Blissfiled Holdings Ltd., Saint John, N.B. and the Miramichi Salmon Club, Doaktown, N.B. He was a former Director of S.A.D. 42 and Atlantic Salmon for Northern Maine. He is a graduate of the University of Maine. Mr. Smith also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	58	2002

	Mr. Smith has more than 30 years experience managing people and resources to grow and develop businesses in the fast paced fresh produce industry. His personal strengths in critical thinking and tough decision making have made him a successful executive in his private businesses and an asset to our board.

CLASS I DIRECTORS—TERM EXPIRING 2012

Robert E. Anderson	Chairman of the Board since 1967 and Chief Financial Officer since 1997 of F. A. Peabody Company, Houlton, Maine (insurance). He served as president of F.A. Peabody from 1967 to 1997. Mr. Anderson possesses over 40 years of experience in the financial and insurance industries. He is past president of the Independent Agents Association of Maine. Mr. Anderson is also on the Board of Directors of Katahdin Trust Co., a local, regional bank, as well as a member of the University of Maine Foundation. He served as a past member and chairman of the Houlton Town Council, a past member and president of the Houlton Regional Development Corporation and a past member of the Houlton Regional Health Services Foundation. He is an active member and chair of the Meduxnekeag Riverfront Committee, a committee of the town of Houlton focused on the cleanup and beautification of the Meduxnekeag riverfront in downtown Houlton. Mr. Anderson graduated with a Bachelor of Science degree from the University of Maine. Mr. Anderson also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	72	1993

	Mr. Anderson brings to the board extensive experience in establishing strategic direction to increase sales and enhance profitability in startups, growth and turnaround environments.

Name		Age	Year first Elected Director
Michael W. Caron	Chief Financial Officer of Catholic Charities Maine, Portland, Maine, since 2002 (social service agency of the Diocese of Portland). Mr. Caron served as Comptroller of Central Maine Power Company from 1996 to 2000. Prior to that, he worked for nearly thirty years in the telecommunications industry, serving as Managing Director – Finance for NYNEX and Comptroller for New England Telephone & Telegraph Company. Mr. Caron holds a Master of Science degree in Executive Management, with a concentration in finance and economics from Pace University and a Bachelor of Science in Accounting from Bentley College. Mr. Caron also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	61	2003

	The board selected Mr. Caron to serve as a director because of his extensive regulatory and financial expertise in both the electric and telecommunications industries. He has testified as an expert in Maine and other states on accounting matters as well as serving as the chief accounting officer for the firms noted above.

Nathan L. Grass	Owner and President of Grassland Equipment, Inc., Presque Isle, Maine, since 1977 (holding company for personal investments). Served as Interim President and CEO of Maine & Maritimes Corporation from August 2006 until May 2007. Mr. Grass retired as a Brigadier General after serving 38 years in the Maine Army National Guard. He is a graduate of the University of Maine, the Maine Military Academy, and the Command and General Staff College. Mr. Grass also attended the American Institute of Banking. He has 17 years of experience in banking and finance. In addition to serving on numerous civic and non-profit boards, Mr. Grass was a director of the Aroostook Trust Co., advisor to Maine National Bank, and a director of the New England Equipment Dealers Association. Mr. Grass also serves as Director of Maine Public Service Company, a subsidiary of Maine & Maritimes Corporation.	71	1983

	Mr. Grass is uniquely qualified to serve as director with his extensive experience in banking and finance and the experience of owning and operating a business. In addition, Mr. Grass gained extensive leadership experience during his years of service in the Maine Army National Guard.

Corporate Governance Committee

The members of the Corporate Governance Committee are: Deborah L. Gallant, the chairperson, D. James Daigle, Robert E. Anderson and Nathan L. Grass. All members of the Corporate Governance Committee are independent in accordance with NYSE Amex listing standards. The Corporate Governance Committee held four meetings during 2009. The Committee, which also acts as a nominating committee, discussed individual performance evaluations and the qualifications of nominees standing for election to the office of Class II directors. The Committee reviewed appropriate criteria and independence of the three nominees and assessed individual peer evaluations submitted by all directors. The following week, Chairperson of the Board, Richard G. Daigle conducted individual interviews with each of the nominees regarding the results of their assessments, required skills and characteristics of board nominees, and their service to the board and shareholders. Mr. Richard G. Daigle’s interview was conducted by Corporate Governance Committee Chairperson Deborah L. Gallant.

The Corporate Governance Committee considers matters related to corporate governance and formulates and periodically revises principles of board governance, recommends to the board of directors the size and composition of the board of directors within the limits set forth in the Articles of Incorporation and By-laws, and recommends potential successors for the position of chairperson of the board. This Committee also determines the slate of nominees, who are either submitted by stockholders or otherwise, for the board of directors and makes recommendations to the board who may, in turn, nominate the candidates for election by the stockholders.

Director Nomination Process

The board is responsible for recommending director candidates, either director- and/or shareholder-nominated, for election by the stockholders and for electing directors to fill vacancies or newly created directorships. The board has delegated the screening and evaluation process for director candidates to the Corporate Governance Committee, which identifies, evaluates and recruits highly qualified director candidates with the appropriate characteristics, skills and experiences for the board as a whole and its individual members and recommends them to the board. The Corporate Governance Committee annually reviews with the board of directors the applicable skills and characteristics required of board nominees, considering current board composition and company circumstances. The objective is a board of directors with diverse backgrounds and experience in business, education and public service that can best perpetuate the success of our business and represent shareholder interests through the exercise of sound judgment using its diversity of experience. The Committee evaluates nominations for board members solely on the basis of qualifications and does not nominate an incumbent board member unless such person is deemed to be the most qualified candidate. Shareholder-nominated candidates are reviewed and nominated in the same manner as board-nominated candidates. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of core business; finance; educational and professional background. In determining whether to recommend a director for re-election, the Corporate Governance Committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board, and the results of the most recent board evaluation and interview.

Each nominee approved by the Committee for election in 2009 was recommended by a non-management director or group of directors.

Audit Committee

The members of the Audit Committee are: David N. Felch, the chairperson, Michael W. Caron, Richard G. Daigle, Brian N. Hamel, and Lance A. Smith. All members of the Audit Committee are independent in accordance with NYSE Amex listing standards. The Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). During 2009, the Audit Committee held five meetings. The Audit Committee recommends to the board of directors the engagement of Maine & Maritimes Corporation’s independent auditors; provides independent oversight with respect to approval of non-audit services, financial reporting and internal controls, and the independent auditors; determines whether the independent auditors are independent; and makes recommendations on audit matters and internal controls to the board of directors. The Audit Committee is also responsible for the Company’s guidelines and policies with respect to risk assessment and risk management. In addition, the Committee considers financial risk exposures and the overall steps management has taken to monitor and control such exposure, including control strategies for preventing fraudulent financial reporting. The Audit Committee charter is available on the Company’s website at www.maineandmaritimes.com.

At least one member of the Audit Committee has the required experience in finance and accounting, as required under NYSE Amex listing standards. On September 5, 2003, Michael W. Caron was designated by the Company’s board of directors as the Audit Committee’s “financial expert” as that term has been defined by the SEC under the Act. In accordance with its charter, the Audit Committee has performed its annual self-evaluation and charter review.

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

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to the Company’s employees including the Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), Controller and other Senior Officers. The Company makes the Company’s current Code of Business Conduct and Ethics and Corporate Governance Guidelines available on its website at www.maineandmaritimes.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and beneficial owners of more than ten percent of the Company’s common stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of their status as a Reporting Person and any changes with respect to their beneficial ownership of common stock.

Based solely on its review of such forms received by it and the written representations of its reporting persons, the Company has determined that during the year ended December 31, 2009, its officers, directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the total compensation paid by the Company and its subsidiaries in 2009 to the Company’s Principal Executive Officer and the two other most highly compensated executive officers listed below (the “Named Executive Officers”). NOTE: the SEC does not require Compensation Discussion & Analysis for smaller reporting companies.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2)	All Other Compensation ($) (3)		Total
BRENT M. BOYLES	2009	207,076	0	1,724	43,069	(1)	251,869
President and CEO	2008	190,096	0	0	34,772	(1)	224,868	(4)

MICHAEL I. WILLIAMS	2009	168,525	0	1,724	25,960		196,209
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2008	164,056	0	0	20,493		184,549	(4)

PATRICK C. CANNON	2009	157,995	0	1,724	16,642		176,361
Vice President, General Counsel, Secretary and Clerk	2008	153,806	0	0	11,639		165,445	(4)

(1)	In order to pass Internal Revenue Service testing, certain highly compensated employees are limited to an annual pension freeze contribution of three times the minimum or 15% of base compensation. This limit creates an annual shortfall in the projected loss of accrued benefits under the defined benefit pension plan. Included in this amount is a payment of $3,536 to make up the annual shortfall. This payment will be paid annually until Mr. Boyles attains age 62.
(2)	This represents the value of fifty (50) shares of company stock based on the closing price per share of $34.48 on March 25, 2009 and awarded in accordance with the 2008 Stock Plan.
(3)	Unless otherwise footnoted “All Other Compensation” includes 401(k) employer matching contribution, pension freeze contribution, taxable fringe benefit of employer provided group term life insurance in excess of $50,000 and profit sharing payouts to Mr. Boyles, Mr. Williams, and Mr. Cannon of $5,867, $5,249, and $5,001 respectively.
(4)	The total compensation for 2008 is less than the reported total compensation in the 2009 proxy statement due to the elimination of The Change in Present Value of Defined Benefit Pension Plan and Retiree Medical Plan columns, which are no longer required for smaller reporting companies. The elimination of these columns in this year’s proxy reduced the 2008 total compensation for Mr. Boyles, Mr. Williams, and Mr. Cannon $24,070, $2,626, and $1,044 respectively.

Stock Plan

On March 14, 2008, the Company’s board of directors voted to adopt the 2008 Stock Plan (the Plan), which was approved by the shareholders at the May 13, 2008, annual meeting of stockholders.

Administration: The members of the Performance & Compensation Committee of the board, who are not employees of the Company or any subsidiary, have the complete authority and discretion to administer the Plan, including the following powers:

(i)	to determine the Employees to whom awards shall be granted;

(ii)	to determine the time or times at which awards shall be granted;

(iii)	to determine the type or types of awards to be granted;

(iv)	to determine the terms, conditions and restrictions of each award;

(v)	to make adjustments if the number of shares outstanding changes as a result of a stock split, stock dividend, combination, or reclassification of shares;

(vi)	to prescribe, amend and rescind rules and regulations relating to the Plan;

(vii)	to interpret the Plan and make determinations deemed necessary or advisable for the administration of the Plan; and

(viii)	to delegate to any officer of the Company the authority to act for the Committee in such matters as the Committee may specify.

Stock Subject to the Plan: The maximum number of shares available for award under the Plan is 85,000 which may be adjusted if the number of shares outstanding changes as a result of a stock split, stock dividend, combination of a stock split and stock dividend, or reclassification of shares.

Stock Awards: After the Committee determines it will grant a stock award, the awardee is advised by means of an Award Agreement of the terms, conditions and restrictions, including vesting related to the grant, the number of shares that the awardee shall be entitled to receive or purchase, the price to be paid, if any, and, if applicable, the time within which the awardee must accept the grant. In no event may an employee during any five (5) year period be granted awards of more than ten thousand (10,000) shares subject to an adjustment as noted above. Each Named Executive Officer was granted a stock award of fifty (50) shares by Stock Award Agreements dated March 26, 2009. Similar Stock Awards were granted to Tim D. Brown, the Company’s Vice President of Engineering and Operations; Randi J. Arthurs, the Company’s Vice President Accounting, Controller and Assistant Treasurer; and Michael A. Eaton, the Company’s Vice President of Information Technology and Customer Service. These awards were deemed earned and fully vested upon receipt.

Retirement and Other Benefit Programs

General: Our Named Executive Officers participate in the same benefit programs generally available to employees of the Company. This includes our medical, life, disability, and other benefit programs, as well as participation in our qualified defined benefit pension plan and qualified 401(k) Plan.

Retirement: Our defined benefit pension plan (the “Plan”) is a non-contributory plan. Employees hired on or after January 1, 2006, are not eligible to participate in the Plan. On December 31, 2006, future service and salary accruals for participants in the Plan on that date ceased (pension freeze). The Plan provides for normal retirement at age 65 and permits earlier retirement in certain cases. Benefits, as of the pension freeze date, are based on years of service, with a maximum of thirty (30) years, and compensation for the thirty-six (36) consecutive months out of the last one hundred twenty (120) months that produce the highest average annual compensation, reduced by one-half of the participant’s age 65 Social Security Benefit. For purposes of the retirement plan, compensation includes base pay only.

Early Retirement: The plan allows for early retirement when a participant has attained age 55 and has at least ten (10) years of vesting service. Under the early retirement provisions, a pension benefit is actuarially reduced by 4/10 of 1% (0.004) for each month the benefit commences prior to age 65. The early retirement benefit payable to a participant who retires upon attaining age sixty-two (62) and who has completed at least twenty (20) years of benefit service will not be reduced. Currently, no Named Executive Officer is eligible for early retirement. Participants who had not completed twenty (20) years of benefit service as of December 31, 2006, will not be eligible for an unreduced early retirement upon attaining age sixty-two (62).

Form of Benefit: Participants may elect to receive their benefit in various forms. Participants may elect a single life annuity in which pension payments are payable for the participant’s lifetime.

The normal form for a married participant is a joint and survivor annuity. Under this option the participant receives a reduced benefit during his or her lifetime and upon death, the participant’s spouse will receive monthly payments for the remainder of the spouse’s lifetime. The participant can elect a benefit of 50%, 75%, or 100% of the benefit that is paid to the participant. The degree to which the pension benefit is reduced depends on the age of the participant and the spouse, and on the percentage of the benefit that is elected.

A participant may elect a ten (10) year certain and life payment option. This option provides a participant with a reduced monthly benefit for life. If the participant dies prior to receiving 120 monthly payments, the participant’s beneficiary will receive the remaining monthly payments.

Participants may also select a level income payment option. Under this option the participant will receive increased benefits until Social Security benefits begin, age 62. After the participant begins receiving Social Security benefits, monthly payments are adjusted to take into account payments the participant will receive from Social Security. The effect of this option is to provide the participant with an approximately level amount of income during the participant’s retired lifetime.

Our 401(k) Plan allows employees to defer from 1% to 25% of gross wages and the Company contributes such amounts to the Plan. The Company makes a matching contribution up to a maximum contribution of 2% of gross wages for all employees hired prior to January 1, 2006 and all non-union employees hired on or after January 1, 2006. Employees hired on or after January 1, 2006, who are covered by a collective bargaining agreement, receive a matching contribution of 4% of gross wages. Effective January 1, 2010 employees hired on or after January 1, 2006, who are covered by a collective bargaining agreement, will receive a matching contribution of 6% of gross wages. Employer matching contributions are 100% vested after three years. For the fiscal year ended December 31, 2009, Mr. Boyles, Mr. Williams, and Mr. Cannon received matching contributions of $2,165, $3,475, and $3,260, respectively. These amounts are included in the All Other Compensation column.

Also, the Company makes an additional non-elective employer contribution to the 401(k) Plan to compensate pension participants, in part or in full depending on their number of years of service as of the pension freeze date, for lost accruals under the defined benefit pension plan. This additional contribution ranges from 5% to 25% of base earnings, excluding overtime, bonuses, and other extraordinary pay and is immediately vested. For the Fiscal year ended December 31, 2009, Mr. Boyles, Mr. Williams, and Mr. Cannon received non-elective employer contributions of $31,062, $16,852, and $7,900, respectively. These amounts are included in the All Other Compensation column.

Potential Payments upon Termination or Change of Control

Employee Retention Agreements (“Change of Control Agreements”) are in effect for Mr. Boyles, Mr. Williams, and Mr. Cannon. The following summary assumes that the Merger is not consummated and thus that the letter agreements executed March 11, 2010, which amend the Change of Control Agreements as part of the Merger, are terminated.

The term of the agreement for Mr. Boyles extends through September 4, 2012. The term of the agreements for Mr. Williams and Mr. Cannon extends through May 18, 2011. Similar agreements are in effect for Tim D. Brown, the Company’s Vice President of Engineering and Operations; Randi J. Arthurs, the Company’s Vice President Accounting, Controller and Assistant Treasurer; and Michael A. Eaton, the Company’s Vice President of Information Technology and Customer Service.

If a change of control occurs, and within one year following a change of control the acquiring company terminates the executive’s employment for any reason other than cause or the executive terminates his or her employment for good reason, the acquiring company shall provide the executive with the following:

(a)	a lump-sum cash payment within thirty days after the termination date equal to the sum of two times the executive’s annual base salary in effect upon the change of control or the date of the termination notice, whichever is higher;

(b)	two times the bonus award the executive would have received for the year in which termination occurs pursuant to the Company’s Incentive Compensation Plan, assuming that employment had not terminated and that all applicable performance goals will be met. If any portion of the award depends on goals that cannot be determined until the close of the plan year, then payment of that amount shall be made within thirty days after the goal has been determined.

(c)	the continuation of the executive’s participation and of his/her dependents (to the extent they were participating on the date of termination notice) in the Company’s health, life, disability and other employee benefit plans, programs and arrangements (excluding the Pension Plan and Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he/she were still employed during this period.

No benefits are payable upon the executive’s death prior to the involuntary termination of his/her employment with the Company for cause or otherwise or the voluntary termination by the executive of the executive’s employment with the Company for good reason. As a condition of payment, the executive agrees to execute any release or waiver deemed necessary by the Company’s legal counsel.

The following table discloses the potential payments which would be owed to the Named Executive Officers if a triggering event had occurred on December 31, 2009.

Name	Cash Severance Payment ($) (1)	Continuation of Medical/Welfare Benefits ($) (2)	Total
Brent M. Boyles	420,000	22,138	442,138
Michael I. Williams	339,400	21,939	361,339
Patrick C. Cannon	318,200	27,550	345,750

Total	1,077,600	71,627	1,149,227

(1)	Based on annualized salary as of December 31, 2009.
(2)	This column represents the cost to the Company for medical, life insurance, and long-term disability based on premium rates in effect on the last business day of the Company’s last completed fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of the MAM 2009 Form 10-K.

5% Beneficial Ownership

The following table sets forth information as to the entities that have reported to the Securities and Exchange Commission (“SEC”) or have advised us that they are a beneficial owner, defined by the SEC’s rules and regulations, of more than five percent of our outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class (1)
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	142,581	(2)	8.48%

GAMCO Investors, Inc. One Corporate Center Rye, NY 10580-1435	111,600	(3)	6.63%

RMB Capital Management, LLC 115 S. LaSalle Street 34th Floor Chicago, IL 60603	191,464	(4)	11.38%

Bank of America Corporation 100 North Tryon Street Floor 25, Bank of America Corporate Center Charlotte, NC 28255	124,675	(5)	7.4%

Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	87,600	(6)	5.21%

(1)	Percent of Class is based on 1,682,599 shares outstanding as of March 31, 2010.
(2)	Dimensional Fund Advisors LP (“Dimensional”) filed a Schedule 13G/A with the SEC on February 8, 2010, reporting that Dimensional holds 142,581 shares of our common stock as of December 31, 2009, with sole voting power and sole dispositive power with respect to all of such shares. Dimensional disclaims beneficial ownership to all of such shares.
(3)	GAMCO Investors, Inc. filed a Schedule 13D/A with the SEC on March 16, 2010, reflecting beneficial ownership as of March 15, 2010, of 111,600 shares of our common stock. Of these shares, GAMCO Asset Management Inc. has sole voting power over 82,400 and dispositive power over 88,700 shares and Gabelli Funds has sole voting and dispositive power over 22,900 shares.
(4)	RMB Capital Management, LLC (“RMB”) filed a Schedule 13G/A with the SEC on February 5, 2010, reflecting beneficial ownership of 191,464 shares of our common stock as of December 31, 2009, with sole voting power and sole dispositive power with respect to all of such shares.
(5)	Bank of America Corporation (“BOA”) filed a Schedule 13G with the SEC on January 29, 2010, reflecting beneficial ownership of 124,675 shares of our common stock as of December 31, 2009. Of these shares, BOA has shared voting power over 124,675 shares and shared dispositive power over 103,227 shares. Bank of America, NA has shared voting power over 124,415 shares, shared dispositive power over 102,967 shares, and sole voting and dispositive power over 260 shares. Columbia Management Advisors, LLC has sole voting power over 102,415 shares, sole dispositive power over 102,361 shares and shared dispositive power over 606 shares.
(6)	Renaissance Technologies LLC (“Renaissance”) filed a Schedule 13G/A with the SEC on February 12, 2010, reflecting beneficial ownership of 87,600 shares of our common stock as of December 31, 2009, with sole voting power and sole dispositive power with respect to all of such shares.

Directors and Executive Officers:

The following table sets forth information with respect to the beneficial ownership in the aggregate of the shares of MAM common stock by each of the directors and nominees, by each of the executive officers named in the Summary Compensation Table included in this proxy statement and by all directors and executive officers as a group as of March 31, 2010. Unless otherwise noted, each person exercises sole voting and investment power over shares beneficially owned.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (2) (3)	Phantom Stock Units (4)	Percent of Class
Directors
Robert E. Anderson	2,363	12,429.12	*
Michael W. Caron	1,586		*
D. James Daigle (5)	1,863		*
Richard G. Daigle	1,993	15,694.38	*
David N. Felch	1,628	1,010.05	*
Deborah L. Gallant	1,863		*
Nathan L. Grass	1,877		*
Brian N. Hamel	1,094		*
Lance A. Smith (6)	1,704	8,788.94	*

Named Executive Officers
Brent M. Boyles (7)	553.90		*
Michael I. Williams (7)	50.20		*
Patrick C. Cannon	50		*

All of the above and other executive officers as a group (15 Persons Total)	16,799.73	37,922.49	*	(1)

*	less than one percent (1%) of the outstanding shares of MAM common stock.
(1)	The directors and officers as a group own in the aggregate less than one percent (1%) of MAM’s outstanding common stock. Percent of class is based on 1,682,599 shares outstanding as of March 31, 2010.
(2)	All members of the board of directors are required to purchase a minimum of 500 shares unless they are precluded from doing so because of insider trading restrictions.
(3)	Board of directors and officer purchases of additional shares are restricted, due to insider trading policies and “blackout” periods.
(4)	These shares are not included in the “Common Shares Beneficially Owned” column. Directors may defer all or a portion of their cash compensation pursuant to the Deferred Compensation Plan for directors. There are no voting rights associated with these stock units.
(5)	All shares are held jointly with his spouse, which are held through a trust of which Mr. D. J. Daigle is a trustee.
(6)	All shares are held jointly with his spouse.
(7)	Includes shares acquired during 2009 through reinvestment of cash dividends under MAM’s Dividend Reinvestment Plan.

None of the persons listed above own beneficially, or directly, any of the securities of MAM’s subsidiaries.

The Company is not aware of any material proceedings to which any director, officer or affiliate of MAM, any owner of record or beneficially of more than five percent of the common stock of MAM, or any associate of any such director, officer or affiliate of MAM, or securityholder, is a party adverse to MAM or any of its subsidiaries or has a material interest adverse to MAM or any of its subsidiaries.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Persons Transactions

The Company paid insurance premiums, in the aggregate, of $153,995 in 2008 and $161,873 in 2009 to various insurance providers and paid workers compensation insurance of $171,530 in 2008 and $162,167 in 2009 to Maine Employers Mutual. The various insurance providers and Maine Employers Mutual are brokered by F. A. Peabody Company, of which Mr. Robert E. Anderson is Chairman and CFO. F.A. Peabody Company received commissions of approximately $30,965 in 2008 and $33,392 in 2009 related to these insurance policies. Management believes the commissions were fair and reasonable and did not exceed commissions that would be paid to an unaffiliated third-party firm.

Business and Family Relationships

There is a family relationship among the executive officers. Brent M. Boyles, President and CEO, Maine & Maritimes Corporation, is a brother-in-law to Michael A. Eaton, Vice President, Information Technology and Customer Service, Maine & Maritimes Corporation.

Director Independence

The Company also requires that a majority of directors be independent. Each director completes an annual questionnaire that provides information about relationships that might affect the determination of independence. General Counsel then provides the Corporate Governance Committee and board with relevant facts and circumstances of any relationship which may impact the independence of a director or nominee that is outside the categories permitted under the director independence guidelines. All of the Committee members have been determined to be independent by the board within the meaning of applicable laws and NYSE Amex listing standards with the exception of Mr. Brent M. Boyles, who is the president and chief executive officer of the Company.

Item 14.	Principal Accounting Fees and Services

Pre-Approval Policies and Procedures

The Audit Committee has adopted a Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. A request for pre-approval must be specific as to the particular services to be provided and may be submitted to the Audit Committee in one of the following ways:

1.	Request for approval of services at a meeting of the Audit Committee; or

2.	Request for approval of services by a designated member of the Audit Committee.

Rule 2-01(c)(7)(i)(C) of Regulation S-X permits the Audit Committee to waive its pre-approval requirement under certain circumstances. The Audit Committee did not waive its pre-approval requirements with respect to any of the fees reported, and pre-approved all the services described below.

Audit, Audit-Related, Tax and Other Fees

The following table presents the aggregate fees billed to MAM for professional services rendered by Caturano and Company, P.C. for fiscal years 2008 and 2009, by category, as described in the notes to the table below. The Audit Committee has concluded that the provision of the non-audit services listed in the table below is compatible with maintaining the independence of Caturano and Company, P.C.

	2008	2009
Audit Fees	$202,000	$184,811
Audit Related Fees (1)	36,500	35,020
Tax Fees (2)	60,750	66,025
All Other Fees	0	0

Total Fees	$299,250	$285,856

(1)	Consists of the aggregate fees billed for services rendered on assurance and related services, which are reasonably related to the performance of the audit or review of the financial statements of the Company as set forth below.

	2008	2009
Audits of the Company’s pension plan and retirement savings plan (401(k))	$34,000	$35,020
Other audit related services	2,500	0

Total	$36,500	$35,020

(2)	Consists of the aggregate fees billed for services rendered by C&C for professional services for tax compliance, tax advice and tax planning for the Company as set forth below.

	2008	2009
Tax services for review of corporate tax return and earnings and profits	$42,000	$43,500
Other tax consulting services	18,750	22,525

Total	$60,750	$66,025

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or the MAM 2009 Form 10-K, filed March 25, 2010:

(1)	Consolidated Financial Statements are included in Part II—Item 8 of the MAM 2009 Form 10-K.

(2)	Schedule I—Condensed Financial Information of Registrant, included in the MAM 2009 Form 10-K.

(3)	Schedule II—Valuation of Qualifying Accounts and Reserves, included in the MAM 2009 Form 10-K.

All other schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(4)	Exhibits for Maine & Maritimes Corporation are listed in the Index to Exhibits, included in this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th of April, 2010.

MAINE & MARITIMES CORPORATION

By:	/S/ RANDI J. ARTHURS
Randi J. Arthurs Vice President, Accounting, Controller and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD G. DAIGLE	Chairperson of the Board and Director	April 29, 2010
(Richard G. Daigle)

/s/ ROBERT E. ANDERSON	Director	April 29, 2010
(Robert E. Anderson)

/s/ MICHAEL W. CARON	Director	April 29, 2010
(Michael W. Caron)

/s/ D. JAMES DAIGLE	Director	April 29, 2010
(D. James Daigle)

/s/ DAVID N. FELCH	Director	April 29, 2010
(David N. Felch)

/s/ DEBORAH L. GALLANT	Director	April 29, 2010
(Deborah L. Gallant)

/s/ NATHAN L. GRASS	Director	April 29, 2010
(Nathan L. Grass)

/s/ BRIAN N. HAMEL	Director	April 29, 2010
(Brian N. Hamel)

/s/ LANCE A. SMITH	Director	April 29, 2010
(Lance A. Smith)

/s/ BRENT M. BOYLES	President and Chief Executive Officer and Director	April 29, 2010
(Brent M. Boyles)

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference (* indicates filed herewith).

2(a)	Agreement and Plan of Merger by and among Maine & Maritimes Corporation, BHE Holdings, Inc., and BHE Holding Sub One Inc., dated March 12, 2010 (Exhibit 2.1 to MAM Form 8-K dated March 12, 2010).

3(a)	Articles of Incorporation (Exhibit 3(a) to MAM Form 10-Q for the quarter ended March 31, 2007).

3(b)	By-laws of the Company (Exhibit 3.2 to MAM Form 8-K filed February 23, 2007).

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds (Exhibit 4(a) to 1980 MPS Form 10-K).

4(b)	Twentieth Supplemental Indenture, Dated October 1, 2000 (Exhibit 4(w) to 2000 MPS Form 10-K).

4(c)	Twenty-first Supplemental Indenture, Dated March 1, 2005 (Exhibit 4(d) to 2005 MAM Form 10-K).

4(d)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985).

4(e)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000 (Exhibit 10(y) to 2000 MPS Form 10-K).

4(f)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002 (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986 (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986).

10(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986 (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986).

10(c)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(d)	Stipulation and amendment between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986 (Exhibits 28(c) and (d) to MPS Form 10-Q for the quarter ended June 30, 1986).

10(e)	Participation Agreements, as of June 20, 1969, with Maine Electric Power Company, Inc. and the other Maine participants (Exhibits 10(c)(1) and (2) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(f)	Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983).

10(g)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983).

10(h)	Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983).

10(i)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983).

10(j)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3 (Exhibit 28(q) to 1986 MPS Form 10-K).

10(k)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations) (Exhibit 28(r) to 1986 MPS Form 10-K).

10(l)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation) (Exhibit 28(i) to 1988 MPS Form 10-K).

10(m)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989 (Exhibit 28(o) to 1988 MPS Form 10-K).

10(n)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992 (Exhibit 10(o) to 1992 MPS Form 10-K).

10(o)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization (Exhibit 99(ao) to 2003 MAM Form 10-K).

10(p)	Maine & Maritimes Corporation 2002 Stock Option Plan (Exhibit 10(y) to 2005 MAM Form 10-K).

10(q)	Form of Stock Option Agreement between Maine & Maritimes Corporation and the person listed at the end of such Agreement (Exhibit 10(z) to 2005 MAM Form 10-K).

10(r)	Maine Public Service Company, Deferred Compensation Plan for Outside Directors (Exhibit 10(aa) to 2005 MAM Form 10-K).

10(s)	Form of Deferred Compensation Agreement between Maine Public Service Company and the persons listed at the end of such Agreement (Exhibit 10(s) to 2009 MAM Form 10-K).

10(t)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003 (Exhibit 10(aj) to 2003 MAM Form 10-K).

10(u)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003 (Exhibit 10(al) to 2003 MAM Form 10-K).

10(v)	Form of Employee Retention Agreement between Maine & Maritimes Corporation and the persons listed at the end of such Agreement (Exhibit 10(v) to 2009 MAM Form 10-K).

10(w)	Term Note between MPS and Fleet Bank, dated November 22, 2004 (Exhibit 10(ai) to 2005 MAM Form 10-K).

10(x)	Credit Agreement between MPS and Bank of America, dated October 7, 2005 (Exhibit 10(aj) to 2005 MAM Form 10-K).

10(y)	Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated February 28, 2006 (Exhibit 10(al) to 2005 MAM Form 10-K).

10(z)	Maine Power Connection Project Joint Development Agreement between Maine Public Service Company and Central Maine Power Company (Exhibit to MAM Form 8-K dated October 8, 2008).

10(aa)	Directors Stock Plan (Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2008).

10(ab)	2008 Stock Plan (Appendix A to MAM Proxy Statement dated March 20, 2008).

10(ac)	Amendments to Credit Agreement and Letter of Credit and Reimbursement Agreements between MPS and Bank of America, dated May 2, 2008.

10(ad)	2010 Executive Compensation Plan (Exhibits 10.1, 10.2 and 10.3 to Form 8-K dated January 14, 2010).

10(ae)	Waiver letter from Bank of America, N.A., dated March 10, 2010 concerning credit agreements listed therein (Exhibit 10.1 to Form 8-K dated March 12, 2010).

10(af)	Form of Executive Confirmation Agreement (Exhibit 10.2 to Form 8-K dated March 12, 2010).

21	Subsidiaries of the Company (Exhibit 21 to 2009 MAM Form 10-K).

23	Consent of Independent Registered Public Accounting Firm (Exhibit 23 to 2009 MAM Form 10-K)

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350