Form 10-Q
period 2010-03-31
MAINE & MARITIMES CORP
filed 2010-05-10
CIK 1222497

------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2010.

Common Stock, $7.00 par value – 1,683,274 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except basic and diluted share and per share information)
	Three Months Ended March 31,
	2010	2009
Operating Revenues
Regulated Revenues	$10,055	$10,102
Unregulated Utility Services Revenues	22	194
Total Operating Revenues	10,077	10,296

Operating Expenses
Regulated Operation and Maintenance	4,599	3,788
Unregulated Utility Services Operation and Maintenance	9	134
Other Unregulated Operation and Maintenance (1)	340	159
Depreciation	705	596
Amortization of Stranded Costs	2,583	2,700
Amortization	75	30
Taxes Other Than Income	488	451
Provision for Income Taxes—Regulated	609	973
Benefit of Income Taxes—Unregulated	(142)	(52)

Total Operating Expenses	9,266	8,779

Operating Income	811	1,517

Other Income (Deductions)
Equity in Income of Associated Companies	62	28
Interest and Dividend Income	-	1
Benefit of Income Taxes	19	2
Other—Net	(29)	(22)

Total Other Income (Deductions)	52	9

Income Before Interest Charges	863	1,526

Interest Charges
Long-Term Debt and Notes Payable	421	451
Less Stranded Costs Carrying Charge	(231)	(331)

Total Interest Charges	190	120

Net Income Available for Common Stockholders	$673	$1,406

Average Shares of Common Stock Outstanding - Basic	1,682,599	1,679,699
Average Shares of Common Stock Outstanding - Diluted	1,683,149	1,680,402

Basic Earnings Per Share of Common Stock From Net Income	$0.40	$0.84

Diluted Earnings Per Share of Common Stock From Net Income	$0.40	$0.84

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

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Cash Flow From Operating Activities
Net Income	$673	$1,406
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	705	596
Amortization of Intangibles	75	30
Amortization of Seabrook	278	278
Deferred Income Taxes—Net	(873)	(688)
Deferred Investment Tax Credits	(4)	(4)
Change in Deferred Regulatory and Debt Issuance Costs	1,683	1,950
Change in Benefit Obligations	(315)	(208)
Change in Deferred Directors' Compensation	397	(81)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	299	1,422
Other Current Assets	(67)	191
Accounts Payable	374	(363)
Other Current Liabilities	1,594	730
Other—Net	210	250

Net Cash Flow Provided By Operating Activities	5,029	5,509

Cash Flow From Financing Activities
Dividends Paid	(84)	(84)
Repayments of Long-Term Debt	(285)	(349)
Payments of Capital Lease Obligations	(52)	(48)
Short-Term Debt Repayments, Net	(2,800)	(3,000)

Net Cash Flow Used For Financing Activities	(3,221)	(3,481)

Cash Flow From Investing Activities
Change in Restricted Investments	1	(850)
Investment in Fixed Assets	(1,394)	(2,231)

Net Cash Flow Used For Investing Activities	(1,393)	(3,081)

Increase (Decrease) in Cash and Cash Equivalents	415	(1,053)
Cash and Cash Equivalents at Beginning of Period	747	1,846

Cash and Cash Equivalents at End of Period	$1,162	$793

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$426	$476
Income Taxes	$35	$1,088
Non-Cash Activities:
Dividends Declared, Not Yet Paid	$84	$84
Fair Market Value of Stock Issued to Directors and Officers	$24	$34

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	March 31,	December 31,
	2010	2009
ASSETS
Plant:
Electric Plant in Service	$117,754	$116,729
Non-Utility Plant	77	101
Less Accumulated Depreciation	(48,349)	(47,690)

Net Plant in Service	69,482	69,140
Construction Work-in-Progress	983	901

Total Plant Assets	70,465	70,041

Investments in Associated Companies	1,197	1,136

Net Plant and Investments in Associated Companies	71,662	71,177

Current Assets:
Cash and Cash Equivalents	1,162	747
Accounts Receivable (less allowance for uncollectible accounts of $410 in 2010 and $439 in 2009)	6,475	6,584
Unbilled Revenue from Utility	963	1,154
Inventory	1,298	889
Prepayments	309	651
Prepaid Taxes	201	1,616

Total Current Assets	10,408	11,641

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,211	2,296
Recoverable Seabrook Costs	6,951	7,229
Regulatory Assets—Deferred Income Taxes	5,949	6,055
Regulatory Assets—Post-Retirement Medical and Pension Benefits	1,371	1,379
Deferred Fuel and Purchased Energy Costs	17,026	18,833
Unamortized Premium on Early Retirement of Debt	426	478
Deferred Regulatory Costs	2,461	2,527

Total Regulatory Assets	36,395	38,797

Other Assets:
Unamortized Debt Issuance Costs	119	121
Restricted Investments (at cost, which approximates market)	4	5
Miscellaneous Assets	1,400	1,506

Total Other Assets	1,523	1,632

Total Assets	$119,988	$123,247

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	March 31,	December 31,
	2010	2009
Capitalization (see accompanying statement):
Shareholders’ Equity	$47,338	$46,708
Long-Term Debt	23,360	23,645

Total Capitalization	70,698	70,353

Current Liabilities:
Long-Term Debt Due Within One Year	1,140	1,140
Notes Payable to Banks	2,000	4,800
Accounts Payable	3,979	3,627
Accounts Payable—Associated Companies	28	31
Accrued Employee Benefits	1,224	1,198
Customer Deposits	322	310
Taxes Accrued	297	113
Interest Accrued	78	83
Dividends Payable	84	84
Unearned Revenue	23	37

Total Current Liabilities	9,175	11,423

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,682	5,701
Fair Value of Interest Rate Hedge	3,161	3,178
Uncollected Maine Yankee Decommissioning Costs	2,211	2,296
Other Regulatory Liabilities	762	1,005
Deferred Income Taxes	19,750	20,719
Accrued Postretirement Benefits and Pension Costs	5,814	6,137
Investment Tax Credits	18	22
Miscellaneous Liabilities	2,717	2,413

Total Deferred Credits and Other Liabilities	40,115	41,471

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$119,988	$123,247

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(in thousands of dollars, except share data)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	1,681,924	$11,773	$1,827	$34,995	$(1,887)	$46,708

Common Stock Issued	675	5	19			24

Net Income				673		673

Other Comprehensive Income:
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $4					7	7
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $7					10	10

Total Other Comprehensive Income						17

Total Comprehensive Income						690

Dividend ($0.05 per share)				(84)		(84)

Balance, March 31, 2010	1,682,599	$11,778	$1,846	$35,584	$(1,870)	$47,338

MAM had five million shares of $7 per share common stock authorized, with 1,682,599 and 1,681,924 shares issued and outstanding as of March 31, 2010, and December 31, 2009, respectively. At March 31, 2010, and December 31, 2009, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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

MAM is listed on the NYSE Amex under the symbol “MAM.”

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  These adjustments consist only of normal recurring items, except for the reclassification of $245,000 from depreciation expense to rent expense in the first quarter of 2009 in accordance with FERC General Instruction No. 20.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of such estimates and assumptions include assumptions around recovery of regulatory assets and liabilities, the estimate of unbilled utility revenue, assumptions for the Company’s postretirement medical and pension plans, estimate of the allowance for doubtful accounts, estimate of asset retirement obligations, the estimated fair value of the interest rate hedge, estimated Maine Yankee decommissioning costs, and the estimated settlement cost for claims related to the former TMG subsidiaries.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.   The information included in this Form 10-Q should be read in conjunction with information included in the MAM 2009 Form 10-K filed March 25, 2010, with the U.S. Securities and Exchange Commission.

As previously disclosed on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2010, and the Company’s 2009 Form 10-K, the Company entered into a certain agreement and plan of merger by and among the Company, BHE Holdings Inc. and BHE Holding Sub One Inc., dated as of March 12, 2010 (the “Merger Agreement”), whereby BHE Holding Sub One Inc. will merge with and into the Company, with the Company as the surviving entity.  Stockholders of the Company will receive $45.00 for each share of common stock of the Company in the transaction.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to obligate the parties to close the merger. Those conditions include: regulatory approval of the merger by the Federal Energy Regulatory Commission (“FERC”), the Maine Public Utilities Commission (“MPUC”), and the Nuclear Regulatory Commission, the expiration of the waiting period under the Hart-Scott-Rodino Act, shareholder approval of the merger, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements.  There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.  In addition, the Merger Agreement can be terminated in accordance with its terms.

The Company and its directors have received two complaints on behalf of our shareholders, both seeking class action certification and alleging in substance breach of fiduciary duty in connection with the board’s approval of the Merger Agreement. Refer to Note 8 of these financial statements, Commitments, Contingencies and Regulatory Matters, for more information regarding these complaints.

All inter-company transactions between MAM and its subsidiaries have been eliminated in consolidation.

Accounting Policies

The Company’s accounting policies are those disclosed in its 2009 Annual Report on Form 10-K, which is hereby incorporated by this reference.

2.    INCOME TAXES

A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM and MAM USG.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

(In thousands of dollars)	For the Quarters Ending March 31,
	2010	2009
Current income taxes
Federal	$1,144	$1,312
State	290	406
Foreign	(3)	-

Total current income taxes	1,431	1,718

Deferred income taxes
Federal	(833)	(676)
State	(147)	(119)

Total deferred income taxes	(980)	(795)

Investment credits, net	(3)	(4)
Total income taxes	$448	$919

Allocated to:
Operating income
- Regulated	$609	$973
- Unregulated	(142)	(52)

Total Operating	467	921
Other income	(19)	(2)
Total	$448	$919

For the three months ended March 31, 2010, and 2009, the effective income tax rates were 40.0% and 39.5%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments and disallowed meals and lobbying expenses.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from Me&NB in the first quarters of 2010 or 2009.

The taxpayer must conclude that a tax position must be more likely than not to be sustained by the Internal Revenue Service upon examination in order for the position to be recognized in the financial statements.  There were no adjustments required to the reported tax benefits at March 31, 2010 or December 31, 2009, due to Management’s assessment of the likelihood that the Company’s tax positions will meet that standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.

Interest on income taxes, if any, is presented within interest expense.  Penalties associated with income taxes, if any, are presented within Other Income (Deductions).  As of March 31, 2010 and December 31, 2009, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, New Hampshire, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2005, or earlier.

Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets.  For the quarter ended March 31, 2010 and the year ended December 31, 2009, Management determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in deferred tax assets of $391,000 at March 31, 2010, and $392,000 at December 31, 2009.  As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.  Management assessed the remaining deferred tax assets at March 31, 2010, and December 31, 2009, which consisted principally of pension and post-retirement benefits and accumulated other comprehensive income associated with the interest rate hedge, and determined no valuation allowance is required.

The Company files consolidated federal and State of Maine income tax returns.  The results of operations of each segment are calculated as though each were a stand-alone entity, with the related current and deferred income taxes booked in that segment.  MAM USG has recorded a receivable from MAM of $228,000 at March 31, 2010 and $171,000 at December 31, 2009, for income taxes.  MPS recorded a $1.2 million payable to MAM at March 31, 2010 for income taxes.  MAM and MPS had no intercompany payables or receivables related to income taxes at December 31, 2009.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences as of March 31, 2010, and December 31, 2009:

(In thousands of dollars)
	March 31, 2010	December 31, 2009
Seabrook	$3,744	$3,897
Property	12,631	12,539
Flexible pricing revenue	(158)	(191)
Deferred fuel	6,792	7,513
Pension and post-retirement benefits	(2,285)	(2,330)
Other Comprehensive Income	(1,221)	(1,233)
Deferred Directors' Compensation	(698)	(546)
Other	945	1,070

Net Accumulated Deferred Income Tax Liability	$19,750	$20,719

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

  The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”  MAM provides certain administrative support services to MPS and MAM USG.  The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations.

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services.  These administrative services are billed at cost through inter-company transactions.  Operational services for which MPS has an established rate for charging third parties are charged at those established rates.

	(In thousands of dollars)
	Quarter Ended March 31, 2010
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$10,075	$-	$(20)	$10,055
Unregulated Utility Operating Revenues	-	22	-	22

Total Operating Revenues	10,075	22	(20)	10,077

Operating Expenses
Regulated Operation & Maintenance	4,599	-	-	4,599
Unregulated Operation & Maintenance	-	166	183	349
Depreciation	701	4	-	705
Amortization of Stranded Costs	2,583	-	-	2,583
Amortization	75	-	-	75
Taxes Other than Income	488	-	-	488
Income Taxes	609	(61)	(81)	467

Total Operating Expenses	9,055	109	102	9,266

Operating Income (Loss)	1,020	(87)	(122)	811
Other Income (Deductions)
Equity in Income of Associated Companies	62	-	-	62
Interest and Dividend Income	-	-	-	-
Other Deductions	(10)	-	-	(10)

Total Other Income	52	-	-	52

Income (Loss) Before Interest Charges	1,072	(87)	(122)	863

Interest Charges	185	4	1	190

Net Income (Loss)	$887	$(91)	$(123)	$673

Total Assets	$119,367	$622	$(1)	$119,988

	(In thousands of dollars)
	Quarter Ended March 31, 2009
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Regulated Operating Revenues	$10,119	$-	$(17)	$10,102
Unregulated Utility Operating Revenues	-	194	-	194

Total Operating Revenues	10,119	194	(17)	10,296

Operating Expenses
Regulated Operation & Maintenance	3,788	-	-	3,788
Unregulated Operation & Maintenance	-	210	83	293
Depreciation	593	3	-	596
Amortization of Stranded Costs	2,700	-	-	2,700
Amortization	30	-	-	30
Taxes Other than Income	451	-	-	451
Income Taxes	973	(8)	(44)	921

Total Operating Expenses	8,535	205	39	8,779

Operating Income (Loss)	1,584	(11)	(56)	1,517
Other Income (Deductions)
Equity in Income of Associated Companies	28	-	-	28
Interest and Dividend Income	1	-	-	1
Other Deductions	(20)	-	-	(20)

Total Other Income	9	-	-	9

Income (Loss) Before Interest Charges	1,593	(11)	(56)	1,526

Interest Charges	107	2	11	120

Net Income (Loss)	$1,486	$(13)	$(67)	$1,406

Total Assets	$130,354	$1,252	$(107)	$131,499

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

No dividends were paid by Maine Yankee in the first quarters of 2010 or 2009.  MPS received dividends of $2,000 from MEPCO in both the first quarters of 2010 and 2009.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:
	Quarters Ended March 31,
	2010	2009
Net Income (in thousands)	$673	$1,406
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic Earnings per Share	1,682,599	1,679,699
Dilutive Effect of Common Stock Options	550	703
Shares Used in Computation of Earnings per Common Share Assuming Dilution	1,683,149	1,680,402

Net Income per Share (Basic)	$0.40	$0.84
Net Income per Share (Diluted)	$0.40	$0.84

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

During the first quarter of 2010, the equivalent of 658 shares was deferred, bringing the total deferred through March 31, 2010, to the equivalent of 38,580 shares.  The share price on that date was $44.05, resulting in a $1.7 million unfunded liability recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  The plan allows for a lump sum distribution or a monthly payment over ten years after termination of services by the director.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $29,000, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheets.

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

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $179,000 and $174,000 in the first quarters of 2010 and 2009, respectively.

The Company’s policy has been to fund pension costs accrued.  The Company contributed $200,000 for the 2009 plan year in the first quarter of 2010, and does not anticipate any additional contributions for the 2009 plan year.  The Company also expects to contribute approximately $250,000 per quarter during 2010 for 2010 plan year estimated payments.

The following table sets forth the plan’s net periodic benefit cost:
(In thousands of dollars)	Pension Benefits
	Quarters Ended March 31,
	2010	2009
Interest cost	$266	$271
Expected return on plan assets	(295)	(292)
Recognized net actuarial loss	65	36

Net periodic benefit cost	$36	$15

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

On January 1, 2010, the Company transitioned all active and retired health insurance plan participants and dependents to the New England Electrical Workers Benefit Fund (“NEEWBF”).  This transition will yield savings on monthly premiums and the elimination of the contingent health insurance premium.  Employee contributions are estimated to cover 31% of the 2010 premium, compared to 29% in 2009.  In addition, the NEEWBF plan also provides significantly lower retiree premiums than the Company has historically paid.  The assumptions in the calculation of the postretirement medical plan liability reflect these new rates.  The impact was an approximately $7.1 million reduction in the liability in 2009.  This reduction will flow through the prior service cost component of the net periodic postretirement medical cost over approximately ten years.

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

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits
	Quarters Ended March 31,
	2010	2009
Service cost	$17	$49
Interest cost	41	139
Expected return on plan assets	(45)	(38)
Amortization of transition obligation	-	18
Amortization of prior service cost	(179)	(15)
Recognized net actuarial loss	64	50

Net periodic benefit cost	$(102)	$203

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holdings Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation.  The initial case conference was held on April 15, 2010.  While the initial schedule set at this conference anticipates the process will take six months, the actual duration and the ultimate outcome cannot be predicted at this time.

On April 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  Management is aware of no material competition issues related to the proposed merger, and anticipates no delays or further action directly resulting from this filing.  However, Management cannot predict the ultimate outcome at this time.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”),  was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action seeks to enjoin the proposed sale, but does not seek financial penalties from the Company.  Plaintiffs in the State Action filed an amended complaint on April 22, 2010, and transferred the State Action to the Maine Business and Consumer Court in Sagadahoc County

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010 in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserts nearly identical claims and is based on generally the same allegations as the State Action.  The Federal Action also seeks to enjoin the Acquisition.

The Company continues to vigorously contest both the State and Federal Actions, but cannot predict the outcome of either suit at this time.

Merger Contingencies

There are several provisions of the Merger Agreement that may result in liabilities or accelerate the payment of certain long-term liabilities if the merger is approved by regulators and shareholders.  First, on March 12, 2010, certain of our executive officers (Brent Boyles, Michael Williams, Patrick Cannon, Tim Brown, Randi Arthurs and Michael Eaton) entered into letter agreements that modified certain pre-existing change in control agreements and awards under the previously approved 2010 Executive Compensation Plan as a condition to entering into the Merger Agreement. As a result, MAM’s Board (at the Performance and Compensation Committee’s recommendation) approved the letter agreements as part of approving the Merger Agreement.  These letter agreements benefit the Parent by providing incentives to the executives to continue their employment with MAM through the closing of the merger and at least an appropriate transition period following the closing.  In addition, these letter agreements require payment of the short- and long-term incentive awards at target levels at the time of the closing of the merger, which in the aggregate is approximately $741,000.  An additional aggregate payment of $247,000 may also be made by the Company to the executives if the maximum goals for the short-term incentive award are reached.

The modified change in control agreements provide for payment of two times the executive’s salary and benefits in the event of a change in control and termination of the executive’s employment under certain conditions.  The estimated obligation for compensation and the value of benefits, should the pending merger close, is approximately $1.83 million.

Neither the short- nor long-term incentive awards nor the change in control agreements have been accrued in these financial statements.

The Merger Agreement also contains a provision that BHE Holdings Inc. will refinance the promissory notes MPS owes to the Maine Public Utilities Financing Bank (“MPUFB”).  These notes total $22.6 million, $9 million of which is due in 2025, and $13.6 million due in 2021.  These notes are classified as long-term debt in the Consolidated Balance Sheets.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Algonquin seeks to construct a new transmission line on the so-called Bridal Path owned by MPS, which is the location where MPS and Central Maine Power (“CMP”) plan to construct the Maine Power Connection.  As an intervener in this proceeding, MPS has replied to data requests from Algonquin, and plans to submit briefs in response to threshold legal issues raised by the Hearing Examiner regarding how and whether the case can move forward as currently postured by Algonquin.  MPS is actively contesting Algonquin’s right to use the Bridal Path and construct the NMI Project as proposed.  However, the outcome of this proceeding cannot be predicted at this time.

FERC Incentive Rate Treatment on MPC Transmission Line Project

In our filing on July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC Project.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP sought authorization to recover costs related to the abandonment of the Project.

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project was abandoned as a result of factors beyond the control of MPS and CMP.  The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as a Market Efficiency Transmission Upgrade.

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seek the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of  March 31, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

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

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $17.0 million and $18.8 million at March 31, 2010, and December 31, 2009, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its ninth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.0 million; as of March 31, 2010, $2.9 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Financial Information System Hosting Agreement

The Company has a Financial Information System hosting agreement with OneNeck IT Services to host and provide technical and functional support for its integrated Oracle Financial Information System.  The base hosting fees are $537,500 per year through 2013.

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space.  The following summarizes payments made in the first quarters of 2010 and 2009 for leases for a period in excess of one year:

	Quarters Ended March 31,
(In thousands of dollars)	2010	2009
Equipment	$4	$20
Rights of Way	-	28
Total	$4	$48

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of March 31, 2010, for these capital lease arrangements is approximately $233,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

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

The Company uses interest rate swaps to manage its interest rate risk.  At March 31, 2010, MPS had two long-term debt issues outstanding with variable interest rates.  Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates.  On September 9, 2003, MPS executed swap agreements for the three variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues.  For the FAME 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate was set at 2.79%.  For the two series of tax-exempt bonds issued by the MPUFB, the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.42% and 4.53%, respectively.

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

This valuation methodology is consistent with the process used to value the swaps at March 31, 2010 and December 31, 2009.  The only change in assumptions are the reduction in the remaining term of the swaps for the passage of time and the changes to the assumed variable rates and discount rates based on current market conditions.

At both March 31, 2010 and December 31, 2009, the fair value of these qualified cash flow hedges was a $3.2 million liability, reflected as “Fair Value of Interest Rate Hedges” in the accompanying Consolidated Balance Sheets.  For the quarter ended March 31, 2010, the difference between the fixed rates and the underlying variable rates on the issues of approximately $233,000 was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

In tabular form by swap, the notional amounts and estimated fair values of the Company’s interest rate derivative contracts as of March 31, 2010 and December 31, 2009, are (in thousands):

		March 31, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges
Interest rate swaps on 1996 Series Notes	Other Liabilities	13,600	(1,843)	13,600	(1,822)
Interest rate swaps on 2000 Series Notes	Other Liabilities	9,000	(1,318)	9,000	(1,356)

The weighted-average rates paid and received for interest rate swaps outstanding during the first quarter of 2010 were:

	Weighted-Average
	Interest Received (Variable Rate on Debt)	Interest Paid (Fixed Rate on Swaps)
Interest rate swaps:
Interest rate swaps on 1996 Series Notes	0.30%	4.42%
Interest rate swaps on 2000 Series Notes	0.25%	4.53%

The following table presents information about the effect of the Company’s derivative instruments on Accumulated OCI and the Consolidated Statements of Operations:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified from Accumulated OCI
	At March 31,		At March 31,
	2010	2009	2010	2009	Location of Gain (Loss) on Consolidated Statements of Operations
Interest Rate Swaps	10	506	(233)	(217)	Long-term Debt and Notes Payable Interest Charges

Net losses at March 31, 2010, will reverse into earnings as payments are made for the difference between the fixed and variable interest rates.  The timing of this reversal is dependent on the variable interest rates going forward.

Management believes the fixing of interest rates over the terms of the Company’s debt will prove to protect both shareholders and consumers from upward interest rate risk.  MPS received regulatory approval from the MPUC in Docket No. 2003-85 to enter into these swaps, and has received regulatory treatment since inception of the swaps in September 2003.  Therefore, MPS has recorded the mark-to-market in other comprehensive income within shareholders’ equity, instead of flowing the changes in fair value through net income.  These changes could impact the Company’s net income if MPS’s shareholder’s common equity falls below the minimum allowable 48% of common equity rates, the floor established by the MPUC Order in Docket No. 2002-676 authorizing formation of the holding company, MAM.

Specifically, the gain in fair value on the interest rate swaps from December 31, 2009 to March 31, 2010, of $17,000, less the deferred tax of $7,000, has been recorded as Other Comprehensive Income, affecting common shareholder’s equity.  The decrease in the liability during 2010 is due to changes in the long-term interest rate forecasts and the passage of three months of the term of the instruments.

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

Recent Developments

On March 12, 2010, we announced that we had entered into an agreement and plan of merger with BHE Holdings Inc. (“BHE Holdings”) and BHE Holding Sub One Inc.  BHE Holdings is the parent company of Bangor Hydro-Electric Company, and is itself a wholly-owned subsidiary of Emera Inc., an energy and services company with $5.3 billion in assets.  Emera Inc. is also the parent company of Nova Scotia Power Inc.

The Merger Agreement provides for a business combination whereby the Company would become a wholly-owned subsidiary of BHE Holdings and each outstanding share of common stock of the Company will be converted into the right to receive $45.00 per share in cash, without interest.

Consummation of the Merger is subject to various customary closing conditions, including the requisite approval by our shareholders, the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any material adverse change to us.  Requests for the necessary approvals were made in April 2010, with the MPUC and the FERC.  Please see Part II., Item I. Legal Proceedings, for more information on the status of these filings.  While Management believes these approvals will be successfully obtained, it cannot predict the final outcome.

Until closing, which could occur in the second half of 2010, we and our subsidiaries will continue to operate in the ordinary course pursuant to the customary covenants included in the Merger Agreement.  For additional detailed information related to the merger, please refer to the disclosures describing the proposed merger on Forms 8-K on March 12, 2010 and in Form 10-K for 2009.  In addition, the proxy statement for our annual meeting includes a comprehensive discussion of the process leading up to the signing of the proposed merger and the board’s recommendation to vote for its approval.

We and our directors have received two complaints on behalf of our shareholders, both seeking class action certification and alleging in substance breach of fiduciary duty in connection with the board’s approval of the Merger Agreement. (See Part II, Item 1, Legal Proceedings).

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2009 Annual Report on Form 10-K.

Results of Operations and Executive Overview

   Net Income and Earnings Per Share

	Quarters Ended March 31,
(in thousands except per share amounts)	2010	2009
Income (Loss) from Continuing Operations
Regulated Electric Utility	$887	$1,486
Unregulated Utility Services	(91)	(13)
Other*	(123)	(67)
Net Income	$673	$1,406

Basic Income Per Share	$0.40	$0.84

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

The consolidated net income of the Company was down $733,000 or 52.1% when compared to the first quarter of 2009.  The prevalent reasons for the stark downturn were one-time charges related to the Company’s proposed merger including, in pre-tax dollars, fees for financial advisory ($300,000), legal ($185,000), and the expenses for the change in the deferred directors’ liability resulting from the $9.25 increase in share price for the quarter ($378,000).  After tax, these items account for approximately 70.6% of the difference from the prior year.

On the surface, regulated revenues held fairly steady, down $47,000 or 0.5% compared to the prior year.  However, billed revenues were down 6.6%.  This reduction was offset by booking a regulatory true-up of revenues for the reduction in sales volume each month in 2010, as opposed to only at year end as we did during 2009.

Since 2008, we have lost load from commercial and industrial customers, mostly from the wood and lumber industry, as well as some decline from residential customers, which partially is a result of a very mild winter in Northern Maine.  However, in the first quarter of 2010 compared to the first quarter of 2009, the volume used by large commercial and industrial customers increased, primarily due to the return to production or other increases in usage by several of those wood and lumber customers.  Management does not know if this indicates a long-term trend toward stabilized revenues.  For commercial and industrial customers, this will depend on the stability of their underlying businesses.  For residential customers, we expect some steadiness.  In addition, performance could be impacted by the weather.   See the Regulated Operations, Regulated Operating Revenues section below for more information.

Our unregulated subsidiary, MAM USG, had no major projects for the first quarter of 2010, resulting in decreased revenue from that segment of $172,000.

The remaining decrease in net income is largely from cost increases at the regulated utility, including a $162,000 increase in vegetation management costs.

In previous filings, we have indicated that the increase in the cost to serve our regulated customers will, at some point, require us to file for a rate increase.  While this is still the case, our decision to enter the proposed merger with another regulated utility has delayed the filing for this increase.  As the approval process for the merger with our state regulators unfolds, we will be in a better position to ascertain what combination of cost synergies and/or rate increases will best serve our customers while providing for a fair return on our assets.

MPS continues to work with Central Maine Power Company on the Maine Power Connection Project.  The parties continue to focus on the Anchor Tenant Model described in the Company’s 2009 Form 10-K.  This line is currently estimated to be approximately 26 miles long, and cost approximately $80 to $130 million.  This would result in an investment of approximately $40 to $65 million for MPS.  The parties have entered into a System Impact Study Agreement with ISO New England, and the parties plan to file a new application with the MPUC for a certificate of public convenience and necessity this summer.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Quarters Ended
	March 31,
	2010	2009
Net Income — Regulated Electric Utility (In thousands)	$887	$1,486
Earnings Per Share from Regulated Electric Utilities	$0.53	$0.88

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the quarters ended March 31, 2010, and 2009, are as follows:

	2010		2009
	Dollars	MWH	Dollars	MWH
Residential	$4,180	49,385	$4,474	53,855
Large Commercial	1,086	32,254	816	30,180
Medium Commercial	1,751	24,197	1,743	25,081
Small Commercial	2,413	24,981	2,492	26,359
Other Retail	227	854	226	852

Total Regulated Retail	9,657	131,671	9,751	136,327

Other Regulated Operating Revenue	418		368

Total Regulated Revenue	$10,075		$10,119

Residential sales volume decreased 4,470 MWH or 8.3% in the first quarter of 2010, compared to the first quarter of 2009.  The largest driver of the decrease was the warmer weather.  Heating degree days were down 21.4% in the first quarter of 2010 compared to 2009.  Small commercial customers are also sensitive to heating degree days, as seen in the 1,378 MWH or 5.2% decrease in volume for that group of customers.  Medium commercial customer volume decreased approximately 884 MWH or 3.5% year over year.

Large commercial customer volume began to rebound in the first quarter of 2010, up 2,074 MWH or 6.9% over prior year after two years of decreases.  The wood and lumber industry in particular saw gains the first three months of 2010.

The average billed rate for large commercial customers has decreased in 2010, translating to a reduction in billed revenue dollars of approximately $44,000 despite the volume increase. The increase in large commercial customer revenue dollars above is due to the stranded cost reconciliations.  Within the Order for the stranded cost rate case, MPUC Docket No. 2009-323, MPS was granted permission to record the sales volume reconciliation adjustment monthly instead of annually.  MPS also continues to record the special discounts reconciliation on a monthly basis.  The combination of these two reconciliations increased revenue dollars $566,000 overall, and $314,000 in large commercial customers alone.  The sales volume reconciliation recorded in the fourth quarter of 2009, representing the reconciliation for the entire year of 2009, was approximately $1.2 million.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

MPS revenue is seasonal, with higher rates in place during the winter months.  The following table presents regulated revenues for the twelve months ended March 31, 2010 and 2009:

	Twelve Months Ended March 31,
	2010	2009
Total Regulated Revenues	35,094	36,269

Revenue is down approximately $1.2 million or 3.2% from the twelve months periods ended March 31, 2009 to 2010.  MPS experienced a significant decrease in volume, primarily for large commercial customers, in 2008 and 2009, described more fully in the MAM 2009 Form 10-K.

Regulated Utility Expenses

For the quarters ended March 31, 2010, and 2009, regulated operation and maintenance expenses are as follows:

(In thousands of dollars)	2010	2009
Regulated Operation and Maintenance
Labor	$1,346	$1,207
Benefits	241	398
Outside Services	463	301
Holding Company Management Costs	1,180	295
Insurance	152	127
Regulatory Expenses	321	311
Transportation	198	189
Maintenance	153	144
Rent	62	429
Other	483	387
Total Regulated Operation and Maintenance	$4,599	$3,788

Holding company management costs were the primary driver of the $811,000 or 21.4% increase in regulated operation and maintenance expenses.  These costs are up due to the costs related to the proposed merger agreement, including $300,000 for financial advisory services, $185,000 for legal services, and $378,000 for the adjustment to deferred directors’ compensation.  Approximately 97% of these costs are allocated to MPS under the cost allocation manual most recently approved under MPUC Docket No. 2009-60.

Outside services also increased, up $162,000 for the first three months of 2010 compared to the same period in 2009.  A vegetation management study performed in 2009 recommended more aggressive tree trimming in an effort to reduce long-term costs and preserve system reliability.

The reduction in rent expense of $367,000 offset these increases.  This change was primarily due to the reclassification in 2009 of leased asset depreciation from depreciation to rent expense in accordance with FERC General Instruction No. 20.

Other smaller changes account for the remaining difference.

Stranded cost expenses of the regulated utility are as follows:

	Quarters Ended March 31,
(In thousands of dollars)	2010	2009
Stranded Costs
Maine Yankee	$(48)	$69
Seabrook	384	384
Deferred Fuel	2,013	2,115
Sales Volume Reconciliation	278	-
Special Discounts Reconciliation	(87)	-
Generation Asset Transition Cost True-Up	20	-
Special Discounts	23	132
Total Stranded Costs	$2,583	$2,700

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

The amortization expense for 2010, disclosed above, is in accordance with MPUC Docket No. 2009-323, while the amortization for 2009 is in accordance with MPUC Docket No. 2006-506.  The amortization of the sales volume reconciliation, the special discounts reconciliation and the generation asset transition cost true-up was established in Docket 2009-323.  In the past, these costs were deferred for recovery or return to ratepayers and are now flowing through rates.  Consistent with past stranded cost orders, the deferred fuel recovery was adjusted to maintain the current rates.

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.

	Quarters Ended March 31,
	2010	2009
Revenue	$22	$194
Direct Expenses	9	134
Gross Profit	13	60
Other Expenses	(122)	(58)
Common Corporate Costs and Facilities Charges	(43)	(23)
Income Tax Benefit	61	8
Net Loss — Unregulated Utility Services	$(91)	$(13)

Loss Per Share from Unregulated Utility Services	$(0.05)	$(0.01)

MAM USG lost $91,000 in the first quarter of 2010, compared to $13,000 in the same period of 2009.  The reduction in revenue is due to lack of active projects, while the increase in expense represents the additional time and expenses spent on marketing and bid development on new projects.  MAM USG is continuing the marketing and diversification efforts it began in 2009 and has submitted bids for over $15 million of projects.  Management cannot predict at this time whether or not MAM USG will ultimately win these bids or when the projects will occur.

Other Continuing Operations

	Quarters Ended
	March 31,
	2010	2009
Net Loss — Other Continuing Operations (in thousands)	$(123)	$(67)
Loss Per Share from Other Continuing Operations	$(0.07)	$(0.04)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses, and intercompany eliminations.

Interest Expense

Interest charges decreased from $451,000 in the first three months of 2009 to $421,000 in the first three months of 2010, due to the repayment of short- and long-term debt and lower interest rates.  This $30,000 reduction in interest charges, however, was more than offset by the reduction in stranded cost carrying charges.  As the stranded cost rate base, particularly deferred fuel, continues to amortize as it is recovered in rates, the stranded cost carrying charges are also decreasing, down $100,000 from $331,000 in 2009 to $231,000 in 2010, resulting in an increase in net interest charges of $70,000.

Income Tax Expense / Benefit

The provision for regulated income taxes decreased from $973,000 in 2009 to $609,000 in 2010, due to the reduction in earnings at MPS.  This reduction is a combination of the factors described above, including lower revenue and higher expenses, particularly due to the proposed merger.

The benefit of income taxes for unregulated operations of $142,000 in the first three months of 2010 is an increase of $90,000 from the $52,000 benefit reported in the first quarter of 2009.  Similar to the provision for regulated operations, the change in the benefit from unregulated operations is due to lower income, primarily at MAM USG.

Taxes Other Than Income

Taxes other than income are primarily payroll and property taxes.  These expenses increased $37,000 in the first quarter of 2010 compared to the first quarter of 2009, of which approximately $20,000 is due to increases in property taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

MAM remains in a strong cash flow position as we continue through the stranded cost free cash flow period.  The Company’s cash on hand increased from $747,000 at December 31, 2009 to $1.2 million at March 31, 2010. Cash flows from operating activities for the first quarter of 2010 were $5.0 million, compared to $5.5 million in the first quarter of 2009.  The reduction in net income of $733,000 was a significant factor in the change.  Also, with the milder weather and the related decrease in revenue, the change in accounts receivable contributed $1.1 million less to operating cash flows than prior year.  These decreases were partly offset by improvements in cash flow from 2009 from the change in accounts payable, which contributed $374,000 of operating cash flow in the first quarter of 2010 compared to a reduction in operating cash flows of $363,000 in 2009, and the change in other liabilities, which contributed $1.6 million to operating cash flows in 2010, compared to the $730,000 increase in cash flows from the change in other liabilities in 2009.  The change in other liabilities is attributable to the lower income tax obligation for the first quarter of 2010 than 2009.

The Company repaid $3.1 million of its short- and long-term debt and capital lease obligations in the first quarter of 2010, compared to $3.4 million in the first quarter of 2009.  The Company also maintained its $0.05 per share dividend, a $84,000 use of cash for both quarters.

The Company invested $1.4 million in fixed assets during the first quarter of 2010 and $2.2 million in the first quarter of 2009.  Due to the Company’s geographic location, the majority of the construction work is completed in the second and third quarters.

Management foresees a continued significant expense and use of cash related to the proposed merger and its related costs.  The Company’s insurance deductible for defending the class action lawsuits is $500,000, approximately $36,000 of which was spent through March 31, 2010.  The Company also anticipates significant legal expenses associated with obtaining the required regulatory approvals.  These cash requirements, coupled with the $8.8 million of budgeted capital expenditures and the lower rates and volume traditionally experienced in the summer months, will likely require the Company to resume borrowing on its short-term line of credit, perhaps at amounts higher than in recent years, until the higher winter rates and sales volume resume and the capital expenditures decrease next fall.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of March 31, 2010, MPS is in compliance with these conditions.

Under the terms of their short- and long-term financing arrangements, MAM, MAM USG and MPS agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MPS is in compliance with all debt covenants as of March 31, 2010.  On May 10, 2010, the covenants for the MAM and MAM USG two-year working capital agreement were retroactively amended to exclude costs associated with the proposed merger with BHE Holdings, Inc.  Without this amendment, MAM and MAM USG were not in compliance with the interest coverage ratio requirement as of March 31, 2010.  Specifically, the covenant requires a ratio of consolidated earnings before taxes to consolidated interest expense of 2.50:1.  The actual ratio, including merger-related costs, for the twelve months ended March 31, 2010 was 1.45:1.  There was no balance outstanding under this working capital agreement at March 31, 2010, as either a line of credit or letter of credit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holding Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation.  The initial case conference was held on April 15, 2010.  While the initial conference schedule set at this conference anticipates the process will take six months, the actual duration and the ultimate outcome cannot be predicted at this time.

On April, 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  Management is aware of no material competition issues related to the proposed merger, and anticipates no delays or further action directly resulting from this filing.  However, Management cannot predict the ultimate outcome at this time.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”), was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action seeks to enjoin the proposed sale, but does not seek financial penalties from the Company.  Plaintiffs in the State Action filed an amended complaint on April 22, 2010, and transferred the State Action to the Maine Business and Consumer Court in Sagadahoc County.

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010 in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserts nearly identical claims and is based on generally the same allegations as the State Action.  The Federal Action also seeks to enjoin the Acquisition.

The Company continues to vigorously contest both the State and Federal Actions, but cannot predict the outcome of either suit at this time.

Merger Contingencies

There are several provisions of the Merger Agreement that may result in liabilities or accelerate the payment of certain long-term liabilities if the merger is approved by regulators and shareholders.  First, on March 12, 2010, certain of our executive officers (Brent Boyles, Michael Williams, Patrick Cannon, Tim Brown, Randi Arthurs and Michael Eaton) entered into letter agreements that modified certain pre-existing change in control agreements and awards under the previously approved 2010 Executive Compensation Plan as a condition to entering into the Merger Agreement. As a result, MAM’s Board (at the Performance and Compensation Committee’s recommendation) approved the letter agreements as part of approving the Merger Agreement.  These letter agreements benefit Parent by providing incentives to the executives to continue their employment with MAM through the closing of the merger and at least an appropriate transition period following the closing.  In addition, these letter agreements require payment of the short- and long-term incentive awards at target levels at the time of the closing of the merger, which in the aggregate is approximately $741,000.  An additional aggregate payment of $247,000 may also be made by the Company to the certain executives if the maximum goals for the short-term incentive award are reached.

The modified change in control agreements provide for payment of two times the executive’s salary and benefits in the event of a change in control and termination of the executive’s employment under certain conditions.  The estimated obligation for compensation and the value of benefits, should the pending merger close, is approximately $1.83 million.

Neither the short- nor long-term incentive awards nor the change in control agreements have been accrued in these financial statements.

The Merger Agreement also contains a provision that BHE Holdings Inc. will refinance the promissory notes MPS owes to the Maine Public Utilities Financing Bank.  These notes total $22.6 million, $9 million of which is due in 2025, and $13.6 million due in 2021.  These notes are classified as long-term debt in the Consolidated Balance Sheets.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Algonquin seeks to construct a new transmission line on the so-called Bridal Path owned by MPS, which is the location where MPS and Central Maine Power (“CMP”) plan to construct the Maine Power Connection.  As an intervener in this proceeding, MPS has replied to data requests from Algonquin, and plans to submit briefs in response to threshold legal issues raised by the Hearing Examiner regarding how and whether the case can move forward as currently postured by Algonquin.  MPS is actively contesting Algonquin’s right to use the Bridal Path and construct the NMI Project as proposed.  However, the outcome of this proceeding cannot be predicted at this time.

FERC Incentive Rate Treatment on MPC Transmission Line Project

In our filing on July 18, 2008, MPS and CMP jointly filed with FERC for incentive rate treatment on their MPC Project.  For MPS, the incentive rate treatment requested was 150 basis points above our current 10.5% return on equity for transmission.  Additionally, in the event the Project is cancelled, MPS and CMP sought authorization to recover costs related to the abandonment of the Project.

On November 17, 2008, FERC conditionally approved the requested incentive rate treatment and recovery of prudently incurred costs if the Project was abandoned as a result of factors beyond the control of MPS and CMP.  The incentives are conditioned on the Project being included in ISO-NE’s Regional System Plan as a Market Efficiency Transmission Upgrade.

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seeks the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of  March 31, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

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

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2009 Form 10-K are incorporated herein by reference.  The following risk factors include new risk factors identified during the quarter, as well as risk factors that have changed materially since year-end.

Proposed Merger

There can be no assurance that BHE Holdings Inc.’s acquisition of the Company will be completed.  Consummation of the proposed merger is subject to satisfaction of various closing conditions, including obtaining approvals or consents from the MPUC and FERC. We cannot predict whether such authorizations will be obtained on satisfactory terms or the timing of required regulatory approvals. If the merger is not completed and the Merger Agreement is terminated, the market price of our common stock may decline to the extent that the then-current market price of those shares reflects an assumption as to the completion of the merger. Under certain circumstances, we could be obligated to pay BHE Holdings Inc. a termination fee of approximately $2,000,000, plus expense reimbursement of up to $1,000,000.  While the merger is pending, we have agreed to operate our businesses in the ordinary course and certain significant business actions or changes from our ordinary course will require the consent of BHE Holdings Inc.

Construction of New Transmission Facilities

As previously reported, MPS, working with CMP, has been seeking to develop the Maine Power Connection transmission line project (“MPC” or the “Project”).  MPS became involved with this Project coincident with a system impact study at ISO-NE.  Interconnection requests in connection with proposed new generation projects triggered the study.

Since the initial filings, MPS and CMP have re-evaluated the physical scope of the Project and are considering alternative means of constructing a transmission line to allow MPS to interconnect its system with the New England Grid and to support renewable energy projects in its service territory.  The parties are currently focused on an Anchor Tenant Model pursuant to an Elective Transmission Upgrade with ISO New England, as described in the Company’s 2009 Form 10-K.  The current projected scope of the Project is a 26-mile line with an investment of approximately $80 to $130 million combined, or $40 to $65 million for MPS.

The Project and its alternatives depend on, among other factors, (i) the development of additional generation and the needs of generators in our service territory, and (ii) one of the following developments – (a) MPS joins ISO-NE and ISO-NE socializes the line, or (b) one or more generators agree to pay for the line.  The inability to obtain regional socialization or agreements with generators, each on terms acceptable to MPS and CMP, is likely to have an impact on whether MPS and CMP construct the line and the form that line would take.  Other factors, such as cost and availability of materials, labor and subcontractors, may increase the cost of the project or delay its completion.

Other companies have proposed competing lines to the MPC project.  One proposal has petitioned the MPUC for a CPCN.  Any of these could threaten the development of the MPC line by MPS and CMP.  MPS will aggressively defend its property rights and franchise service territory rights against these and other developments in its territory but can give no assurances it will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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

Date:  May 10, 2010

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer