Form 10-Q
period 2010-06-30
MAINE & MARITIMES CORP
filed 2010-08-12
CIK 1222497

  ------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2010.

Common Stock, $7.00 par value – 1,683,949 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except basic and diluted share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Regulated Revenues	$7,275	$7,330	$17,330	$17,432
Unregulated Utility Services Revenues	12	354	34	548
Total Operating Revenues	7,287	7,684	17,364	17,980

Operating Expenses
Regulated Operation and Maintenance	4,439	3,766	9,038	7,554
Unregulated Utility Services Operation and Maintenance	6	220	15	354
Other Unregulated Operation and Maintenance (1)	164	229	504	388
Depreciation	783	804	1,488	1,400
Amortization of Stranded Costs	2,584	2,701	5,167	5,401
Amortization	60	42	135	72
Taxes Other Than Income	481	472	969	923
(Benefit of) Provision for Income Taxes—Regulated	(498)	(228)	111	745
Benefit of Income Taxes—Unregulated	(67)	(55)	(209)	(107)

Total Operating Expenses	7,952	7,951	17,218	16,730

Operating (Loss) Income	(665)	(267)	146	1,250

Other Income (Deductions)
Equity in Income of Associated Companies	33	33	95	61
Interest and Dividend Income	-	7	-	8
Benefit of Income Taxes	8	1	27	3
Other—Net	(40)	(35)	(69)	(57)

Total Other Income (Deductions)	1	6	53	15

(Loss) Income Before Interest Charges	(664)	(261)	199	1,265

Interest Charges
Long-Term Debt and Notes Payable	418	455	839	906
Less Stranded Costs Carrying Charge	(220)	(305)	(451)	(636)

Total Interest Charges	198	150	388	270

Net (Loss) Income Available for Common Stockholders	$(862)	$(411)	$(189)	$995

Average Shares of Common Stock Outstanding - Basic	1,683,274	1,680,574	1,682,937	1,680,137
Average Shares of Common Stock Outstanding - Diluted	1,684,274	1,680,574	1,682,937	1,680,810

Basic (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.51)	$(0.25)	$(0.11)	$0.59

Diluted (Loss) Earnings Per Share of Common Stock From Net (Loss) Income	$(0.51)	$(0.25)	$(0.11)	$0.59

(1) Unregulated operation and maintenance expense and income tax benefits included in continuing operations is the activity of the holding company, including operating expenses of MAM USG, other corporate costs directly associated with unregulated operations, and other costs that cannot be charged to the regulated utility.

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2010	2009
Cash Flow From Operating Activities
Net (Loss) Income	$(189)	$995
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Depreciation	1,488	1,400
Amortization of Intangibles	135	72
Amortization of Seabrook	555	555
Deferred Income Taxes—Net	(1,444)	(1,379)
Deferred Investment Tax Credits	(7)	(9)
Change in Deferred Regulatory and Debt Issuance Costs	3,836	4,005
Change in Benefit Obligations	(681)	(276)
Change in Deferred Directors' Compensation	413	(80)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	1,183	3,660
Other Current Assets	(62)	(277)
Accounts Payable	680	(738)
Other Current Liabilities	1,772	267
Other—Net	150	(99)

Net Cash Flow Provided By Operating Activities	7,829	8,096

Cash Flow From Financing Activities
Dividends Paid	(168)	(168)
Repayments of Long-Term Debt	(570)	(700)
Payments of Capital Lease Obligations	(98)	(97)
Short-Term Debt Repayments, Net	(3,100)	(3,200)

Net Cash Flow Used For Financing Activities	(3,936)	(4,165)

Cash Flow From Investing Activities
Change in Restricted Investments	(198)	(916)
Investment in Fixed Assets	(3,646)	(3,530)

Net Cash Flow Used For Investing Activities	(3,844)	(4,446)

Increase (Decrease) in Cash and Cash Equivalents	49	(515)
Cash and Cash Equivalents at Beginning of Period	747	1,846

Cash and Cash Equivalents at End of Period	$796	$1,331

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$842	$936
Income Taxes	$1,046	$2,391
Non-Cash Activities:
Dividends Declared, Not Yet Paid	$84	$84
Fair Market Value of Stock Issued to Directors and Officers	$54	$58

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	June 30,	December 31,
	2010	2009
ASSETS
Plant:
Electric Plant in Service	$118,682	$116,729
Non-Utility Plant	77	101
Less Accumulated Depreciation	(48,905)	(47,690)

Net Plant in Service	69,854	69,140
Construction Work-in-Progress	1,920	901

Total Plant Assets	71,774	70,041

Investments in Associated Companies	1,228	1,136

Net Plant and Investments in Associated Companies	73,002	71,177

Current Assets:
Cash and Cash Equivalents	796	747
Accounts Receivable (less allowance for uncollectible accounts of $200 in 2010 and $439 in 2009)	5,776	6,584
Unbilled Revenue from Utility	779	1,154
Inventory	1,174	889
Prepayments	428	651
Prepaid Taxes	-	1,616

Total Current Assets	8,953	11,641

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,125	2,296
Recoverable Seabrook Costs	6,674	7,229
Regulatory Assets—Deferred Income Taxes	5,842	6,055
Regulatory Assets—Post-Retirement Medical and Pension Benefits	1,366	1,379
Deferred Fuel and Purchased Energy Costs	15,206	18,833
Unamortized Premium on Early Retirement of Debt	374	478
Deferred Regulatory Costs	1,981	2,527

Total Regulatory Assets	33,568	38,797

Other Assets:
Unamortized Debt Issuance Costs	97	121
Restricted Investments (at cost, which approximates market)	203	5
Miscellaneous Assets	1,574	1,506

Total Other Assets	1,874	1,632

Total Assets	$117,397	$123,247

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	June 30,	December 31,
	2010	2009
Capitalization (see accompanying statement):
Shareholders’ Equity	$45,796	$46,708
Long-Term Debt	23,075	23,645

Total Capitalization	68,871	70,353

Current Liabilities:
Long-Term Debt Due Within One Year	1,140	1,140
Notes Payable to Banks	1,700	4,800
Accounts Payable	4,266	3,627
Accounts Payable—Associated Companies	29	31
Accrued Employee Benefits	1,242	1,198
Customer Deposits	339	310
Taxes Accrued	269	113
Interest Accrued	80	83
Dividends Payable	84	84
Unearned Revenue	9	37

Total Current Liabilities	9,158	11,423

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,702	5,701
Fair Value of Interest Rate Hedge	4,200	3,178
Uncollected Maine Yankee Decommissioning Costs	2,125	2,296
Other Regulatory Liabilities	541	1,005
Deferred Income Taxes	18,656	20,719
Accrued Postretirement Benefits and Pension Costs	5,444	6,137
Investment Tax Credits	15	22
Miscellaneous Liabilities	2,685	2,413

Total Deferred Credits and Other Liabilities	39,368	41,471

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$117,397	$123,247

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(in thousands of dollars, except share and per share data)

		Common Shares
	Common Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	1,681,924	$11,773	$1,827	$34,995	$(1,887)	$46,708

Common Stock Issued	1,350	9	44			53

Net (Loss)				(189)		(189)

Other Comprehensive Income (Loss):
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $4					6	6
Changes in Value of Foreign Exchange Translation Loss					(1)	(1)
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $409					(613)	(613)

Total Other Comprehensive Income (Loss)						(608)

Total Comprehensive Loss						(797)

Dividends Paid ($0.10 per share)				(168)		(168)

Balance, June 30, 2010	1,683,274	$11,782	$1,871	$34,638	$(2,495)	$45,796

MAM had five million shares of $7 per share common stock authorized, with 1,683,274 and 1,681,924 shares issued and outstanding as of June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Maine & Maritimes Corporation (“MAM” or the “Company”) and the following wholly-owned subsidiaries and affiliates:

1.	Maine Public Service Company (“MPS”) and its wholly-owned inactive Canadian subsidiary Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”); and

2.	MAM Utility Services Group (“MAM USG”), a wholly-owned United States subsidiary.

MAM is listed on the NYSE Amex under the symbol “MAM.”

In the opinion of management, the accompanying unaudited balance sheets and related interim consolidated statements of operations, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  These adjustments consist only of normal recurring items.

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

Interim results are not necessarily indicative of results for a full year.   The information included in this Form 10-Q should be read in conjunction with information included in the MAM 2009 Form 10-K filed March 25, 2010, with the U.S. Securities and Exchange Commission (“SEC”).

As previously disclosed on the Company’s current report on Form 8-K filed with the SEC on March 12, 2010, and the Company’s 2009 Form 10-K, the Company entered into a certain agreement and plan of merger by and among the Company, BHE Holdings Inc. and BHE Holding Sub One Inc., dated as of March 12, 2010 (the “Merger Agreement”), whereby BHE Holding Sub One Inc. will merge with and into the Company, with the Company as the surviving entity.  Stockholders of the Company will receive $45.00 for each share of common stock of the Company in the transaction.

The merger was approved by MAM shareholders at its Annual Meeting on July 22, 2010, as reported in the Company’s current report on Form 8-K filed with the SEC on July 23, 2010.  In addition to shareholder approval, the Merger Agreement is subject to a number of other conditions that must be fulfilled in order to obligate the parties to close the merger. Those conditions include: regulatory approval of the merger by the Federal Energy Regulatory Commission (“FERC”), the Maine Public Utilities Commission (“MPUC”), and the Nuclear Regulatory Commission, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements.  There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.  In addition, the Merger Agreement can be terminated in accordance with its terms.

The Company and its directors have received two complaints from certain shareholders, both seeking class action certification and alleging in substance breach of fiduciary duty in connection with the board’s approval of the Merger Agreement.  As announced in the Company’s current report on Form 8-K dated August 11, 2010, these complaints have been settled, subject to court approval.  Refer to Note 8 of these financial statements, Commitments, Contingencies and Regulatory Matters, for more information regarding these complaints.

The costs associated with the transaction meet the definition of common costs under the Company’s common cost allocation manual, and are therefore allocated between the regulated electric utility and unregulated utility services segments.  For the three months ended June 30, 2010, approximately $537,000 was allocated to the regulated electric utility, and $17,000 to the unregulated utility services segment.  For the six months ended June 30, 2010, approximately $1.44 million was allocated to the regulated electric utility, and $45,000 to the unregulated utility services segment.

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

(In thousands of dollars)	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2010	2009	2010	2009
Current income taxes
Federal	$146	$375	$1,290	$1,687
State	(38)	144	252	550
Foreign	-	(1)	(3)	(1)

Total current income taxes	108	518	1,539	2,236

Deferred income taxes
Federal	(576)	(678)	(1,409)	(1,354)
State	(101)	(120)	(248)	(239)

Total deferred income taxes	(677)	(798)	(1,657)	(1,593)

Investment credits, net	(4)	(4)	(7)	(8)
Total income taxes	$(573)	$(284)	$(125)	$635

Allocated to:
Operating income
- Regulated	$(498)	$(228)	$111	$745
- Unregulated	(67)	(55)	(209)	(107)

Total Operating	(565)	(283)	(98)	638
Other income	(8)	(1)	(27)	(3)
Total	$(573)	$(284)	$(125)	$635

For the six months ended June 30, 2010, and 2009, the effective income tax rates were 39.9% and 39.0%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments, an Empowerment Zone tax credit, and disallowed meals and lobbying expenses.

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first six months of 2010 or 2009.

The taxpayer must conclude that a tax position must be more likely than not to be sustained by the Internal Revenue Service upon examination in order for the position to be recognized in the financial statements.  There were no adjustments required to the reported tax benefits at June 30, 2010 or December 31, 2009, due to Management’s assessment of the likelihood that the Company’s tax positions will meet that standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.

Interest on income taxes, if any, is presented within interest expense.  Penalties associated with income taxes, if any, are presented within Other Income (Deductions).  As of June 30, 2010 and December 31, 2009, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, New Hampshire, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2005, or earlier.

Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets.  For the quarter ended June 30, 2010 and the year ended December 31, 2009, Management determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investments have been treated for tax as dividend income, resulting in deferred tax assets of $391,000 at June 30, 2010, and $392,000 at December 31, 2009.  As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.  Management assessed the remaining deferred tax assets at June 30, 2010, and December 31, 2009, which consisted principally of pension and post-retirement benefits, accumulated other comprehensive income associated with the interest rate hedge and deferred directors’ compensation, and determined no valuation allowance is required.

The Company files consolidated federal and State of Maine income tax returns.  The results of operations of each segment are calculated as though each were a stand-alone entity, with the related current and deferred income taxes booked in that segment.  MAM USG has recorded a receivable from MAM of $356,000 at June 30, 2010 and $171,000 at December 31, 2009, for current income taxes.  MPS recorded a $1.42 million payable to MAM at June 30, 2010 for current income taxes.  MAM and MPS had no intercompany payables or receivables related to current income taxes at December 31, 2009.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences as of June 30, 2010, and December 31, 2009:

(In thousands of dollars)
	June 30, 2010	December 31, 2009
Seabrook	$3,590	$3,897
Property	12,707	12,539
Flexible pricing revenue	(135)	(191)
Deferred fuel	6,066	7,513
Pension and post-retirement benefits	(2,140)	(2,330)
Other Comprehensive Income	(1,638)	(1,233)
Deferred Directors' Compensation	(711)	(546)
Other	917	1,070

Net Accumulated Deferred Income Tax Liability	$18,656	$20,719

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

  The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”  MAM provides certain administrative support services to MPS and MAM USG.  The costs of services provided to MPS and MAM USG are billed to MPS and MAM USG based on a combination of direct charges and allocations.

MPS also provides services to MAM and other affiliates, including administrative services, such as information technology, human resources and accounting, and operational services.  These administrative services are billed at cost through inter-company transactions.  Operational services for which MPS has an established rate for charging third parties are charged to affiliates at those established rates.

	(In thousands of dollars)
	Three Months Ended June 30, 2010
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,286	$-	$(11)	$7,275
Unregulated Utility Operating Revenues	-	12	-	12

Total Operating Revenues	7,286	12	(11)	7,287

Operating Expenses
Regulated Operation & Maintenance	4,439	-	-	4,439
Unregulated Operation & Maintenance	-	159	11	170
Depreciation	780	3	-	783
Amortization of Stranded Costs	2,584	-	-	2,584
Amortization	60	-	-	60
Taxes Other than Income	480	-	1	481
Income Taxes	(498)	(61)	(6)	(565)

Total Operating Expenses	7,845	101	6	7,952

Operating Loss	(559)	(89)	(17)	(665)
Other Income (Deductions)
Equity in Income of Associated Companies	33	-	-	33
Interest and Dividend Income	-	-	-	-
Other Deductions	(32)	-	-	(32)

Total Other Income	1	-	-	1

Loss Before Interest Charges	(558)	(89)	(17)	(664)

Interest Charges	195	5	(2)	198

Net Loss	$(753)	$(94)	$(15)	$(862)

	(In thousands of dollars)
	Three Months Ended June 30, 2009
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Regulated Operating Revenues	$7,361	$-	$(31)	$7,330
Unregulated Utility Operating Revenues	-	354	-	354

Total Operating Revenues	7,361	354	(31)	7,684

Operating Expenses
Regulated Operation & Maintenance	3,766	-	-	3,766
Unregulated Operation & Maintenance	-	436	13	449
Depreciation	801	3	-	804
Amortization of Stranded Costs	2,701	-	-	2,701
Amortization	42	-	-	42
Taxes Other than Income	472	-	-	472
Income Taxes	(228)	(35)	(20)	(283)

Total Operating Expenses	7,554	404	(7)	7,951

Operating Loss	(193)	(50)	(24)	(267)
Other Income (Deductions)
Equity in Income of Associated Companies	33	-	-	33
Interest and Dividend Income	7	-	-	7
Other Deductions	(34)	-	-	(34)

Total Other Income	6	-	-	6

Loss Before Interest Charges	(187)	(50)	(24)	(261)

Interest Charges	139	1	10	150

Net Loss	$(326)	$(51)	$(34)	$(411)

	(In thousands of dollars)
	Six Months Ended June 30, 2010
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$17,361	$-	$(31)	$17,330
Unregulated Utility Operating Revenues	-	34	-	34

Total Operating Revenues	17,361	34	(31)	17,364

Operating Expenses
Regulated Operation & Maintenance	9,038	-	-	9,038
Unregulated Operation & Maintenance	-	325	194	519
Depreciation	1,481	7	-	1,488
Amortization of Stranded Costs	5,167	-	-	5,167
Amortization	135	-	-	135
Taxes Other than Income	968	-	1	969
Income Taxes	111	(122)	(87)	(98)

Total Operating Expenses	16,900	210	108	17,218

Operating Income (Loss)	461	(176)	(139)	146
Other Income (Deductions)
Equity in Income of Associated Companies	95	-	-	95
Interest and Dividend Income	-	-	-	-
Other Deductions	(42)	-	-	(42)

Total Other Income	53	-	-	53

Income (Loss) Before Interest Charges	514	(176)	(139)	199

Interest Charges	380	9	(1)	388

Net Income (Loss)	$134	$(185)	$(138)	$(189)

Total Assets	$116,836	$559	$2	$117,397

	(In thousands of dollars)
	Six Months Ended June 30, 2009
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Regulated Operating Revenues	$17,480	$-	$(48)	$17,432
Unregulated Utility Operating Revenues	-	548	-	548

Total Operating Revenues	17,480	548	(48)	17,980

Operating Expenses
Regulated Operation & Maintenance	7,554	-	-	7,554
Unregulated Operation & Maintenance	-	646	96	742
Depreciation	1,394	6	-	1,400
Amortization of Stranded Costs	5,401	-	-	5,401
Amortization	72	-	-	72
Taxes Other than Income	923	-	-	923
Income Taxes	745	(43)	(64)	638

Total Operating Expenses	16,089	609	32	16,730

Operating Income (Loss)	1,391	(61)	(80)	1,250
Other Income (Deductions)
Equity in Income of Associated Companies	61	-	-	61
Interest and Dividend Income	8	-	-	8
Other Deductions	(54)	-	-	(54)

Total Other Income	15	-	-	15

Income (Loss) Before Interest Charges	1,406	(61)	(80)	1,265

Interest Charges	246	3	21	270

Net Income (Loss)	$1,160	$(64)	$(101)	$995

Total Assets	$127,743	$1,300	$(304)	$128,739

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

No dividends were paid by Maine Yankee in the first six months of 2010 or 2009.  MPS received dividends of $4,000 from MEPCO in the first six months of 2010 and 2009.   MEPCO also declared and paid a special dividend in July 2010 of $824,000 to MPS.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (Loss) Income (in thousands)	$(862)	$(411)	$(189)	$995
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic (Loss) Earnings per Share	1,683,274	1,680,574	1,682,937	1,680,137
Dilutive Effect of Common Stock Options	-	-	-	673
Shares Used in Computation of (Loss) Earnings per Common Share Assuming Dilution	1,683,274	1,680,574	1,682,937	1,680,810

Net (Loss) Income per Share (Basic)	$(0.51)	$(0.25)	$(0.11)	$0.59
Net (Loss) Income per Share (Diluted)	$(0.51)	$(0.25)	$(0.11)	$0.59

Due to the losses incurred in the second quarters of 2010 and 2009, and for the six months ended June 30, 2010, the stock options were anti-dilutive for those periods.  There were 1,206 and 536 potentially dilutive shares in the second quarters of 2010 and 2009, respectively, and 919 potentially dilutives shares in the six months ended June 30, 2010.

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

During the second quarter of 2010, the equivalent of 482 shares was deferred, for a total of 1,140 shares year-to-date.  Through June 30, 2010, the equivalent of 39,062 shares have been deferred.  The share price on that date was $44.31, resulting in a $1.73 million unfunded liability at June 30, 2010, recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  The change in the value of the phantom shares resulted in approximately $10,000 and $(22,000) of expense for the three months ended June 30, 2010 and 2009, respectively, and approximately $361,000 and $(132,000) of expense for the six months ended June 30, 2010 and 2009, respectively.  The plan allows for a lump sum distribution or a monthly payment over ten years after termination of services by the director.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $30,000 at June 30, 2010, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheet.

7.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers a retirement savings program to most employees in the form of a 401(k) plan. This plan allows voluntary contributions by the employee and may contain a contribution by the Company.  The Company contributed approximately $37,000 and $73,000 of 401(k) match during the three and six months ended June 30, 2010, respectively, and $41,000 and $74,000 during the three and six months ended June 30, 2009, respectively.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering MPS and certain former MAM employees.  No employees of other unregulated businesses are eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement.

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $386,000 and $381,000 in the first six months of 2010 and 2009, respectively.

The Company contributed $200,000 for the 2009 pension plan year in the first quarter of 2010, and does not anticipate any additional contributions for the 2009 plan year.  The Company contributed $250,000 for the 2010 plan year in April and July, and expects to contribute approximately $250,000 per quarter in the fourth quarter of 2010 and the first quarter of 2011 for the 2010 plan year.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$266	$271	$532	$542
Expected return on plan assets	(295)	(292)	$(590)	(584)
Recognized net actuarial loss	65	36	$130	72

Net periodic benefit cost	$36	$15	$72	$30

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

On January 1, 2010, the Company transitioned all active and retired health insurance plan participants and dependents to the New England Electrical Workers Benefit Fund (“NEEWBF”).  This transition yielded savings on monthly premiums and the elimination of the contingent health insurance premium.  Employee contributions are estimated to cover 31% of the 2010 premium, compared to 29% in 2009.  In addition, the NEEWBF plan also provides significantly lower retiree premiums than the Company has historically paid.  The assumptions in the calculation of the postretirement medical plan liability reflect these new rates.  The impact was an approximately $7.1 million reduction in the liability in 2009.  This reduction will flow through the prior service cost component of the net periodic postretirement medical cost over approximately ten years.

There are many assumptions inherent in the calculation of the postretirement medical benefit valuation.  The Company has assumed it will continue with the NEEWBF plan for the foreseeable future, and that the premium structure of this plan will remain the same, adjusted for healthcare inflation.  Further, the Company has funded its estimated obligation for union retirees, and partially funded its obligation for non-union retirees.  A return on these assets is assumed for purposes of calculating the liability.  Should actual results differ from these or other assumptions made in the calculation of the postretirement medical plan obligation, the actual liability could be materially different from the obligation presented on the Consolidated Balance Sheets.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits		Health Care Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$17	$49	$34	$98
Interest cost	41	139	82	278
Expected return on plan assets	(45)	(38)	(90)	(76)
Amortization of transition obligation	-	18	-	36
Amortization of prior service cost	(179)	(15)	(358)	(30)
Recognized net actuarial loss	64	50	128	100

Net periodic benefit cost	$(102)	$203	$(204)	$406

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holdings Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation.  The initial case conference was held on April 15, 2010, and established a schedule anticipating the process will take approximately six months.  The actual duration and the ultimate outcome cannot be predicted at this time.

BHE Holdings Inc. and MAM also filed their joint application for approval from FERC of the merger pursuant to Section 203 of the Federal Power Act.  This application was filed on May 11, 2010, and includes a request for expedited consideration, which would result in issuance of an order by August 31, 2010.  The actual duration of the proceeding and the outcome of this application cannot be predicted at this time.

On April 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  No action resulted from this filing, and the waiting period has expired.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”), was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action attempted to enjoin the proposed sale, but did not seek financial penalties from the Company.

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010 in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserted nearly identical claims and was based on generally the same allegations as the State Action.  The Federal Action also attempted to enjoin the Acquisition.

The Company and the plaintiffs have agreed to settle these complaints, and are awaiting court approval of the settlement agreement, as described in our Form 8-K filed on August 11, 2010.  As of June 30, 2010, the Company’s $500,000 deductible under its directors’ and officers’ insurance policy was paid or accrued through a combination of legal expenses and the settlement agreement, and no additional expenses are expected as a result of these complaints.  The unpaid expenses of $385,000 are reported under “Accounts Payable” on the Consolidated Balance Sheet.

Merger Contingencies

There are several provisions of the Merger Agreement that may result in liabilities or accelerate the payment of certain long-term liabilities if the merger is approved by regulators and shareholders.  First, on March 12, 2010, certain of our executive officers (Brent Boyles, Michael Williams, Patrick Cannon, Tim Brown, Randi Arthurs and Michael Eaton) entered into letter agreements that modified certain pre-existing change in control agreements and awards under the previously approved 2010 Executive Compensation Plan as a condition to entering into the Merger Agreement. As a result, MAM’s Board (at the Performance and Compensation Committee’s recommendation) approved the letter agreements as part of approving the Merger Agreement.  These letter agreements benefit the Parent by providing incentives to the executives to continue their employment with MAM through the closing of the merger and at least an appropriate transition period following the closing.  In addition, these letter agreements require payment of the short- and long-term incentive awards at target levels at the time of the closing of the merger, which in the aggregate is approximately $741,000.  An additional aggregate payment of $247,000 may also be made by the Company to the executives if the maximum goals for the short-term incentive awards are reached.

The modified change in control agreements provide for payment of two times the executive’s salary and benefits in the event of a change in control and termination of the executive’s employment under certain conditions.  The estimated obligation for compensation and the value of benefits, should the pending merger close, is approximately $1.83 million.

Based on results for the year-to-date compared to targets, $31,000 has been accrued for the short-term incentive accrual, reported in the Consolidated Balance Sheets under “Accrued Employee Benefits.”  Neither the long-term incentive awards nor the change in control agreements have been accrued in these financial statements.

The Merger Agreement contained a provision requiring Management to attempt to terminate the 3,932 outstanding stock options as part of the closing of the transaction.  On July 10, 2010, the holder of the options agreed to cancel the options at closing of the merger transaction in exchange for the right to receive a cash payment of approximately $58,000, the difference between the $45 per share acquisition price and the exercise prices of the options.

The Merger Agreement also contains a provision that BHE Holdings Inc. will have sufficient cash resources at closing to pay off the promissory notes MPS owes to the Maine Public Utilities Financing Bank (“MPUFB”).  These notes total $22.6 million, $9 million of which is due in 2025, and $13.6 million due in 2021.  These notes are classified as long-term debt in the Consolidated Balance Sheets.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Originally, Algonquin proposed to construct a new transmission line on the so-called Bridal Path, a transmission corridor owned by MPS, which is part of the corridor in which MPS and Central Maine Power (“CMP”) propose to construct the Maine Power Connection Project.  Algonquin has recently informed the MPUC that it will modify its filing to propose constructing a new transmission line using an alternative route.  Based on statements made in proceedings to date, Algonquin has yet to complete system studies and/or is in the early stages of development activities.  MPS will continue to actively contest Algonquin’s right to use the Bridal Path and construct the NMI Project as proposed, on the basis that MPS’s proposed project is in the best interests of northern Maine and its customers.  However, the outcome of this proceeding cannot be predicted at this time.

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

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seek the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of June 30, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff (“OATT”).

Federal Energy Regulatory Commission 2010 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2010, MPS filed its updated rates under the 2010 OATT formula for both wholesale and retail customers.  The revenue increases were approximately $1.11 million or 63.3% for wholesale customers, effective June 1, 2010, and $1.15 million or 63.3% for retail customers, effective July 1, 2010.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  Due to higher transmission costs and reductions in transmission wheeling revenue rates in 2008 and 2009, the revenue requirement increased in 2010.

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC OATT in Docket No. ER 05 to modify its transmission rate formula.  On June 15, 2009, MPS also filed its updated rates under the 2009 OATT formula for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.

The parties reached a settlement which was approved by FERC on June 9, 2010.  FERC corrected that approval on July 19, 2010.  FERC also issued an order approving the formula changes on July 23, 2010.  The settlement as approved accepted all formula changes and resulted in no change from the rates as filed.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheets related to this contract are $15.2 million and $18.8 million at June 30, 2010, and December 31, 2009, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its ninth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.03 million; as of June 30, 2010, $2.99 million of this total has been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Financial Information System Hosting Agreement

The Company has a Financial Information System hosting agreement with OneNeck IT Services to host and provide technical and functional support for its integrated Oracle Financial Information System.  The base hosting fees are $537,500 per year through 2013.

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space.  The following summarizes payments made in the first half of 2010 and 2009 for leases for a period in excess of one year:

	Six Months Ended June 30,
(In thousands of dollars)	2010	2009
Equipment	$7	$24
Rights of Way	-	28
Total	$7	$52

The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of June 30, 2010, for these capital lease arrangements is approximately $186,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

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

Fair value is a market-based measure and is considered from the perspective of a market participant, not the Company.  When market assumptions are not available, the Company uses assumptions intended to reflect the assumptions market participants would use in setting the fair value at the measurement date.  In periods of market dislocation, observable market data may be limited or unavailable for certain assets and liabilities, reducing the level of the inputs (from a Level 1 to a Level 2, for example).  The Company has not experienced such conditions, and there have been no changes to valuation methods in the current period.

The Company uses interest rate swaps to manage its interest rate risk.  Pursuant to its rate order in MPUC Docket 2003-85, MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates.  On September 9, 2003, MPS executed swap agreements for the three variable-rate issues then outstanding, locking in the rates over the remaining terms of the issues.  The two series of tax-exempt bonds issued by the MPUFB remain outstanding, with effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 of 4.42% and 4.53%, respectively.

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

This valuation methodology is consistent with the process used to value the swaps at June 30, 2010, and December 31, 2009.  The only change in assumptions are the reduction in the remaining term of the swaps for the passage of time and the changes to the assumed variable rates and discount rates based on current market conditions.

At June 30, 2010, and December 31, 2009, the fair value of these qualified cash flow hedges was a $4.2 million and $3.2 million liability, reflected as “Fair Value of Interest Rate Hedges” in the accompanying Consolidated Balance Sheets.  For the six months ended June 30, 2010, the difference between the fixed rates and the underlying variable rates on the issues of approximately $471,000 was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

In tabular form by swap, the notional amounts and estimated fair values of the Company’s interest rate derivative contracts as of June 30, 2010 and December 31, 2009, are (in thousands):

		June 30, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges
Interest rate swaps on 1996 Series Notes	Other Liabilities	13,600	(2,412)	13,600	(1,822)
Interest rate swaps on 2000 Series Notes	Other Liabilities	9,000	(1,788)	9,000	(1,356)

The weighted-average rates paid and received for interest rate swaps outstanding during the first six months of 2010 were:

	Weighted-Average
	Interest Received (Variable Rate on Debt)	Interest Paid (Fixed Rate on Swaps)
Interest rate swaps:
Interest rate swaps on 1996 Series Notes	0.32%	4.42%
Interest rate swaps on 2000 Series Notes	0.29%	4.53%

The following table presents information about the effect of the Company’s derivative instruments on Accumulated Other Comprehensive Income (“OCI”) and the Consolidated Statements of Operations:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified from Accumulated OCI		Location of Gain (Loss) on Consolidated Statements of Operations
	For Six Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
Interest Rate Swaps	(613)	1,142	(471)	(447)	Long-term Debt and Notes Payable Interest Charges

Net losses in Accumulated OCI at June 30, 2010, will reverse into earnings as payments are made for the difference between the fixed and variable interest rates.  The timing of this reversal is dependent on the variable interest rates going forward.

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

Specifically, the loss in fair value on the interest rate swaps from December 31, 2009 to June 30, 2010, of $1.02 million, less the deferred tax of $409,000, has been recorded as Other Comprehensive Income, affecting common shareholder’s equity.  The decrease in the liability during 2010 is due to changes in the long-term interest rate forecasts and the passage of six months of the term of the instruments.

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

Merger Update

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

Shareholder approval of our merger was received and documented at our annual Shareholders’ meeting on July 22, 2010, and results communicated to the market on Form 8-K on July 23, 2010.  Over 99% of the votes cast were voted in favor of adopting the merger agreement.  This was a major milestone towards completion of our merger.

In addition to the positive vote from our Shareholders, consummation of the merger is subject to other various customary closing conditions, including the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any material adverse change to us.  Requests for the necessary approvals were made in April 2010 with the MPUC and the FERC.  Please see Part II., Item I. Legal Proceedings, for more information on the status of these filings.   While Management believes we have steadily progressed on these matters and further believes these approvals will be successfully obtained, it cannot predict the final outcome with certainty.

Until closing, which we believe will occur before year end, we and our subsidiaries will continue to operate in the ordinary course pursuant to the customary covenants included in the Merger Agreement.  For additional detailed information related to the merger, please refer to the disclosures describing the proposed merger in our Form 8-K filed on March 12, 2010, and in our Form 10-K for 2009.  In addition, the proxy statement on Form 14A for our annual meeting includes a comprehensive discussion of the process leading up to the signing of the proposed merger and the board’s recommendation to vote for its approval.

As noted in our first quarter Form 10-Q, the Company and our directors received two complaints from certain of our shareholders, both seeking class action certification and alleging breach of fiduciary duty in connection with the board’s approval of the Merger Agreement. A stipulation of settlement for both actions was signed and submitted to the court as described in our Form 8-K filed on August 11, 2010.  (See Part II, Item 1, Legal Proceedings for additional details).

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2009 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net (Loss) Income and Earnings Per Share
	Quarters Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2010	2009	2010	2009
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(753)	$(326)	$134	$1,160
Unregulated Utility Services	(94)	(51)	(185)	(64)
Other*	(15)	(34)	(138)	(101)
Net (Loss) Income	$(862)	$(411)	$(189)	$995

Basic (Loss) Income Per Share	$(0.51)	$(0.25)	$(0.11)	$0.59

*The “Other” line includes activities of the holding company (including corporate costs directly associated with the unregulated subsidiaries and costs not allocated to the regulated utility or unregulated utility services) and inter-company eliminations.

Net (loss) income above is allocated based upon the segments as presented in Note 3, “Segment Information,” of the Consolidated Financial Statements.  The results by segment are explained more fully in the following sections.

         The consolidated net loss of the Company for the second quarter of 2010 was $862,000, a $451,000 larger loss than the second quarter of 2009 loss of $411,000.  The year to date loss for 2010 is $189,000, compared with net income of $995,000 for the comparable period in 2009.

Similar to the first quarter of 2010, the prevalent reasons for our financial performance were:

1.
One-time charges related to the Company’s proposed merger totaling $554,000 for the second quarter and $1.11 million year to date.  These charges include, in pre-tax dollars, legal fees of $498,000 for the quarter.  Financial advisory fees of $300,000 and legal fees of $683,000 represent the majority of the costs incurred year to date.

2.	The expenses for the change in the deferred directors’ liability resulting from the increase in share price for the second quarter of $10,000 and $351,000 year to date.

The remaining after-tax variance in financial performance year to date compared to last year of approximately $286,000 is related to a combination of lower revenues and operational expense variances.  For additional details of the MD&A for each segment, please refer to the sections following this summary.

We are working with regulators to obtain approvals for the merger.  Those discussions include the potential impact on our regulated rates and the determination of what combination of cost synergies and/or rate increases will best serve our customers while providing for a fair return on our assets.  As the approval process for the merger with state regulators continues to unfold, we will be in a better position to ascertain this impact, but we cannot predict what terms may be required at this time.

MPS continues to work with Central Maine Power Company on the Maine Power Connection Project.  The parties continue to focus on the Anchor Tenant Model described in the Company’s 2009 Form 10-K.  This line is currently estimated to be approximately 40 miles long and to cost approximately $80 to $130 million.  This would result in an investment of approximately $40 to $65 million by MPS.  The parties have entered into a System Impact Study Agreement with ISO New England, and the parties plan to file a new application with the MPUC for a certificate of public convenience and necessity this fall.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (Loss) Income — Regulated Electric Utility (In thousands)	$(753)	$(326)	$134	$1,160
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.45)	$(0.19)	$0.08	$0.69

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the three and six months ended June 30, 2010, and 2009, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,388	40,452	$3,424	40,317	$7,568	89,837	$7,898	94,172
Large Commercial	733	33,900	694	31,979	1,819	66,154	1,510	62,159
Medium Commercial	968	23,226	963	23,088	2,719	47,423	2,706	48,169
Small Commercial	1,327	20,436	1,315	20,107	3,740	45,417	3,807	46,466
Other Retail	229	854	229	854	456	1,708	455	1,706

Total Regulated Retail	6,645	118,868	6,625	116,345	16,302	250,539	16,376	252,672

Other Regulated Operating Revenue	641		736		1,059		1,104

Total Regulated Revenue	$7,286		$7,361		$17,361		$17,480

Regulated revenue increased slightly from the second quarter of 2009 to the second quarter of 2010, up $20,000.  The primary cause of the improvement was an increase in volume across all customer classes, particularly the 1,921 MWH or 6% increase in large commercial revenue volume.  This increase reflects improvement in the wood and lumber industry.  Other operating revenue was down for the quarter, approximately $95,000.

Year to date, total regulated retail revenue is down $74,000.  The largest decrease is in residential revenue and volume, down $330,000 or 4,335 MWH from the first six months of 2009, due to warmer weather, particularly in the first quarter of 2010.  Similarly, small commercial customer volume is down 1,049 MWH or $67,000.  The decreases in revenue were partly mitigated by the improvements in large commercial revenue, which increased $309,000 or 3,995 MWH in the first two quarters of 2010 compared to the same period of 2009.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

MPS revenue is seasonal, with higher rates in place during the winter months.  The following table presents regulated revenues for the twelve months ended June 30, 2010 and 2009:

	Twelve Months Ended June 30,
	2010	2009
Total Regulated Revenues	35,019	35,825

MPS revenue is down $806,000 for the twelve months ended June 30, 2010, compared to the twelve months ended June 30, 2009.  The trend for lower large customer volume experienced in 2008 and 2009 has begun to reverse in 2010, while MPS experienced a significant decrease in residential and small commercial volume due to the mild 2009-2010 winter.

Regulated Utility Expenses

For the three and six month periods ended June 30, 2010, and 2009, regulated operation and maintenance expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010	2009
Regulated Operation and Maintenance
Labor	$1,351	$1,317	$2,697	$2,524
Benefits	338	446	579	844
Outside Services	600	392	1,063	694
Holding Company Management Costs	993	392	2,173	688
Insurance	164	146	316	273
Regulatory Expenses	283	274	604	585
Transportation	214	187	412	376
Maintenance	145	165	298	309
Rent	64	60	126	489
Other	287	387	770	772
Total Regulated Operation and Maintenance	$4,439	$3,766	$9,038	$7,554

Regulated utility operating expenses are up for both the three and six months ended June 30, 2010, over the corresponding periods of the prior year.  Expenses for the quarter are up $673,000, of which $601,000 is attributable to increase holding company management costs.  Transaction costs associated with the merger are recorded as common costs, with approximately 97% of those costs charged to MPS.  Similarly for the year-to-date, expenses are up $1.48 million, due to the increase in holding company management costs.

Other smaller changes account for the remaining difference.

Stranded cost expenses of the regulated utility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2010	2009	2010	2009
Stranded Costs
Maine Yankee	$(48)	$70	$(96)	$139
Seabrook	385	385	769	769
Deferred Fuel	2,015	2,115	4,028	4,230
Sales Volume Reconciliation	278	-	556	-
Special Discounts Reconciliation	(87)	-	(174)	-
Generation Asset Transition Cost True-Up	19	-	39	-
Special Discounts	22	131	45	263
Total Stranded Costs	$2,584	$2,701	$5,167	$5,401

The stranded cost amortization expense for 2010, disclosed above, is in accordance with MPUC Docket No. 2009-323, while the amortization for 2009 is in accordance with MPUC Docket No. 2006-506.  The amortization of the sales volume reconciliation, the special discounts reconciliation and the generation asset transition cost true-up was established in Docket 2009-323.  In the past, these costs were deferred for recovery or return to ratepayers and are now flowing through rates.  Consistent with past stranded cost orders, the deferred fuel recovery was adjusted to maintain the current rates.

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$12	$354	$34	$548
Direct Expenses	6	220	15	354
Gross Profit	6	134	19	194
Other Expenses	(121)	(179)	(243)	(237)
Common Corporate Costs and Facilities Charges	(40)	(41)	(83)	(64)
Income Tax Benefit	61	35	122	43
Net Loss — Unregulated Utility Services	$(94)	$(51)	$(185)	$(64)

Loss Per Share from Unregulated Utility Services	$(0.06)	$(0.03)	$(0.11)	$(0.04)

MAM USG incurred a net loss of approximately $94,000 in the second quarter of 2010, and $185,000 for the first six months of the year.  The Company has several outstanding bids at this time, but cannot predict whether or not it will win those bids or be successful in executing the related contracts.  For the year to date, the majority of MAM USG’s 2010 revenue has been derived from an on-going windfarm maintenance contract.

Other Continuing Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Loss — Other Continuing Operations (in thousands)	$(15)	$(34)	$(138)	$(101)
Loss Per Share from Other Continuing Operations	$(0.01)	$(0.02)	$(0.08)	$(0.06)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses, and intercompany eliminations.

Interest Charges

Interest expense decreased from $455,000 in the second quarter of 2009 to $418,000 in the second quarter of 2010.  Year-to-date, interest charges are down $67,000 from $906,000 in 2009 to $839,000 in 2010.   These reductions are due to payments of long- and short-term debt obligations, including $3.77 million repaid in the first six months of 2010.

The stranded cost carrying charge offset to interest expense has decreased $85,000 for the quarter and $185,000 for the first six months of 2010, compared to the same periods in 2009.  The decrease is due to the reduction of stranded cost assets, as those assets are amortized and  recovered in rates.

Income Tax Expense / Benefit

MPS reported a $498,000 income tax benefit in the second quarter of 2010, compared to a $228,000 benefit for the same period in 2009.  The year-to-date income tax provision for the regulated entity decreased from $745,000 in 2009 to $111,000 in 2010.  The lower net income at MPS, due to the reduction in revenue and the increases in cost, primarily merger-related costs, is the cause of these changes.

The Company’s unregulated entities, MAM USG and the parent company, MAM, reported an income tax benefit of $67,000 in the second quarter of 2010, compared to $55,000 in the second quarter of 2009.  The first six months of 2010 resulted in a $209,000 income tax benefit for those entities, compared to $107,000 in the first six months of 2009, also due to an increased net loss.

Taxes Other Than Income

Taxes other than income for the second quarters of 2010 and 2009 are comparable, up $9,000 from $472,000 in 2009 to $481,000 in 2010.  For the first six months of the year, taxes other than income totaled $969,000 for 2010, compared to $923,000 for 2009, due to increases in property taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $49,000 from December 31, 2009, to June 30, 2010, primarily due to strong operating cash flows from the stranded cost free cash flow period.  Cash flows from deferred regulatory and debt issuance costs contributed $3.84 million of the $7.83 million of cash flows provided by operating activities in the first six months of 2010, while the amortization of Seabrook contributed another $555,000.  For the first six months of 2009, the Company generated $8.1 million of cash flow from operating activities, with $4.01 million due to deferred regulatory and debt issuance costs, and $555,000 from amortization of Seabrook.

Cash flow used for financing activities was approximately $3.94 million, with $168,000 for payment of dividends, and the remaining $3.77 million for payment of short- and long-term debt and capital lease obligations.  In 2009, $4.17 million was used for financing activities.  Short- and long-term debt and capital lease obligation payments used $4.0 million, with the remaining $168,000 paid to shareholders as dividends.

Cash flow used for investing activities was $3.84 million, $3.65 million of which was used for investments in fixed assets, compared to $3.53 million invested in fixed assets in 2009.  In 2010, the change in restricted investments used $198,000, while this change used $916,000 in 2009.

Management foresees a continued significant expense and use of cash related to the proposed merger and its related costs.  The Company’s insurance deductible for defending the class action lawsuits is $500,000, approximately $385,000 of which was accrued but not paid as of June 30, 2010, and is accrued in “Accounts Payable” on the Consolidated Balance Sheet.  The balance of the deductible was met through a combination of legal expenses and the settlement agreement, and no additional expenses are expected as a result of these complaints.  The Company also anticipates significant legal expenses associated with obtaining the required regulatory approvals.  These cash requirements, coupled with the $8.8 million of budgeted capital expenditures and the lower rates and volume traditionally experienced in the summer months, will likely require the Company to resume borrowing on its short-term line of credit, perhaps at amounts higher than in recent years, until the higher winter rates and sales volume resume and the capital expenditures decrease next fall.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of distribution rates and 50% for stranded cost rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of June 30, 2010, MPS is in compliance with these conditions.

Under the terms of their short- and long-term financing arrangements, MAM, MAM USG and MPS agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MPS, MAM and MAM USG are in compliance with all debt covenants as of June 30, 2010.  On May 10, 2010, the covenants for the MAM and MAM USG two-year working capital agreement were retroactively amended to exclude costs associated with the proposed merger with BHE Holdings, Inc.

Regulatory Proceedings

For regulatory proceedings, see Part II, Item 1, “Legal Proceedings,” which is incorporated in this section by this reference.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holdings Inc.’s proposed transaction to acquire all outstanding shares of Maine & Maritimes Corporation.  The initial case conference was held on April 15, 2010, and established a schedule anticipating the process will take approximately six months.  The actual duration and the ultimate outcome cannot be predicted at this time.

BHE Holdings Inc. and MAM also filed their joint application for approval from FERC of the merger pursuant to Section 203 of the Federal Power Act.  This application was filed on May 11, 2010, and includes a request for expedited consideration, which would result in issuance of an order by August 31, 2010.   The actual duration of the proceeding and the outcome of this application cannot be predicted at this time.

On April 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  No action resulted from this filing, and the waiting period has expired.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”), was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action attempted to enjoin the proposed sale, but did not seek financial penalties from the Company.

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010 in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserted nearly identical claims and was based on generally the same allegations as the State Action.  The Federal Action also attempted to enjoin the Acquisition.

The Company and the plaintiffs have agreed to settle these complaints, and are awaiting court approval of the settlement agreement, as described in our Form 8-K filed on August 11, 2010.  As of June 30, 2010, the Company’s $500,000 deductible under its directors’ and officers’ insurance policy was paid or accrued through a combination of legal expenses and the settlement agreement, and no additional expenses are expected as a result of these complaints.  The unpaid expenses of $385,000 are reported under “Accounts Payable” on the Consolidated Balance Sheet.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Originally, Algonquin proposed to construct a new transmission line on the so-called Bridal Path, a transmission corridor owned by MPS, which is part of the corridor in which MPS and Central Maine Power (“CMP”) propose to construct the Maine Power Connection Project.  Algonquin has recently informed the MPUC that it will modify its filing to propose constructing a new transmission line using an alternative route.  Based on statements made in proceedings to date, Algonquin has yet to complete system studies and/or is in the early stages of development activities.  MPS will continue to actively contest Algonquin’s right to use the Bridal Path and construct the NMI Project as proposed, on the basis that MPS’s proposed project is in the best interests of northern Maine and its customers.  However, the outcome of this proceeding cannot be predicted at this time.

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

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seek the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of June 30, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff (“OATT”).

Federal Energy Regulatory Commission 2010 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2010, MPS filed its updated rates under the 2010 OATT formula for both wholesale and retail customers.  The revenue increases were approximately $1.11 million or 63.3% for wholesale customers, effective June 1, 2010, and $1.15 million or 63.3% for retail customers, effective July 1, 2010.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  Due to higher transmission costs and reductions in transmission wheeling revenue rates in 2008 and 2009, the revenue requirement increased in 2010.

Federal Energy Regulatory Commission 2009 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2009, pursuant to Section 205 of the Federal Power Act, 16 U.S.C. Section 824d, and Title 18 CFR Sections 35.11 and 35.13 of the regulations of the FERC, MPS submitted for filing its proposed revisions to its FERC OATT in Docket No. ER 05 to modify its transmission rate formula.  On June 15, 2009, MPS also filed its updated rates under the 2009 OATT formula for both wholesale and retail customers.  The revenue decreases were approximately $81,000 or 14% for wholesale customers, effective June 1, 2009, and $623,000 or 20% for retail customers, effective July 1, 2009.

The parties reached a settlement which was approved by FERC on June 9, 2010.  FERC corrected that approval on July 19, 2010.  FERC also issued an order approving the formula changes on July 23, 2010.  The settlement as approved accepted all formula changes and resulted in no change from the rates as filed.

Item 1A.  Risk Factors

The Risk Factors identified in Item 1A. of MAM’s 2009 Form 10-K and MAM’s March 31, 2010, Form 10-Q are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached:

•	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

•	Exhibit 32 Certification of Financial Reports Pursuant to 18 USC Section 1350

The following exhibits are incorporated by reference:

•	Exhibit 10 Stipulation of settlement of complaints, Exhibit 99.1 of Form 8-K filed on August 11, 2010

•	Exhibit 22 Results of matters submitted to vote of security holders, Item 5.07 of Form 8-K filed on July 23, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE & MARITIMES CORPORATION
(Registrant)

Date:  August 12, 2010

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer