Form 10-Q
period 2010-09-30
MAINE & MARITIMES CORP
filed 2010-10-28
CIK 1222497

 ------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

-----------------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2010.

Common Stock, $7.00 par value – 1,684,624 shares

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)
(In thousands of dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Regulated Revenues	$7,870	$7,273	$25,200	$24,705
Unregulated Utility Services Revenues	38	29	72	577
Total Operating Revenues	7,908	7,302	25,272	25,282

Operating Expenses
Regulated Operation and Maintenance	4,029	4,371	11,874	11,925
Unregulated Utility Services Operation and Maintenance	39	17	54	371
Other Unregulated Operation and Maintenance (1)	97	210	601	598
Depreciation	787	811	2,275	2,211
Amortization of Stranded Costs	2,583	2,700	7,750	8,101
Amortization	60	42	195	114
Taxes Other Than Income	478	441	1,447	1,364
(Benefit of) Provision for Income Taxes—Regulated	(117)	(467)	470	278
Benefit of Income Taxes—Unregulated	(55)	(91)	(264)	(198)

Total Operating Expenses	7,901	8,034	24,402	24,764

Operating (Loss) Income	7	(732)	870	518

Other Income (Deductions)
Equity in Income of Associated Companies	24	37	119	98
Interest and Dividend Income	-	-	-	8
Benefit of Income Taxes	26	4	529	7
Unrecoverable Merger Costs	(71)	-	(1,264)	-
Other—Net	(37)	(11)	(106)	(68)

Total Other (Deductions) Income	(58)	30	(722)	45

(Loss) Income Before Interest Charges	(51)	(702)	148	563

Interest Charges
Long-Term Debt and Notes Payable	430	449	1,269	1,355
Less Stranded Costs Carrying Charge	(196)	(274)	(647)	(910)

Total Interest Charges	234	175	622	445

Net (Loss) Income Available for Common Stockholders	$(285)	$(877)	$(474)	$118

Weighted Average Shares of Common Stock Outstanding - Basic	1,683,949	1,681,249	1,683,274	1,680,507
Weighted Average Shares of Common Stock Outstanding - Diluted	1,683,949	1,681,249	1,683,274	1,681,237

Basic (Loss) Earnings Per Share	$(0.17)	$(0.52)	$(0.28)	$0.07

Diluted (Loss) Earnings Per Share	$(0.17)	$(0.52)	$(0.28)	$0.07

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

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Cash Flow From Operating Activities
Net (Loss) Income	$(474)	$118
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operations:
Depreciation	2,275	2,211
Amortization of Intangibles	195	114
Amortization of Seabrook	833	833
Deferred Income Taxes—Net	(1,336)	(2,085)
Deferred Investment Tax Credits	(10)	(13)
Change in Deferred Regulatory and Debt Issuance Costs	5,746	6,192
Change in Benefit Obligations	(1,046)	(343)
Change in Deferred Directors' Compensation	458	(9)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue from Utility	1,031	4,170
Other Current Assets	66	(149)
Accounts Payable	676	(1,905)
Other Current Liabilities	1,039	(566)
Other—Net	481	93

Net Cash Flow Provided By Operating Activities	9,934	8,661

Cash Flow From Financing Activities
Dividends Paid	(252)	(252)
Repayments of Long-Term Debt	(855)	(1,053)
Payments of Capital Lease Obligations	(130)	(142)
Short-Term Debt Repayments, Net	(3,400)	(2,000)

Net Cash Flow Used For Financing Activities	(4,637)	(3,447)

Cash Flow From Investing Activities
Change in Restricted Investments	(198)	(914)
Dividends Received from Associated Companies	831	5
Investment in Fixed Assets	(5,720)	(5,034)

Net Cash Flow Used For Investing Activities	(5,087)	(5,943)

Increase (Decrease) in Cash and Cash Equivalents	210	(729)
Cash and Cash Equivalents at Beginning of Period	747	1,846

Cash and Cash Equivalents at End of Period	$957	$1,117

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,261	$1,383
Income Taxes	$1,546	$3,416
Non-Cash Activities:
Dividends Declared, Not Yet Paid	$84	$84
Fair Market Value of Stock Issued to Directors and Officers	$83	$82

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands of dollars)

	September 30,	December 31,
	2010	2009
ASSETS
Plant:
Electric Plant in Service	$120,545	$116,729
Non-Utility Plant	77	101
Less Accumulated Depreciation	(49,586)	(47,690)

Net Plant in Service	71,036	69,140
Construction Work-in-Progress	1,907	901

Total Plant Assets	72,943	70,041

Investments in Associated Companies	400	1,136

Net Plant and Investments in Associated Companies	73,343	71,177

Current Assets:
Cash and Cash Equivalents	957	747
Accounts Receivable (less allowance for uncollectible accounts of $141 in 2010 and $439 in 2009)	5,940	6,584
Unbilled Revenue from Utility	767	1,154
Inventory	1,025	889
Prepayments	449	651
Prepaid Taxes	999	1,616

Total Current Assets	10,137	11,641

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	2,038	2,296
Recoverable Seabrook Costs	6,396	7,229
Regulatory Assets—Deferred Income Taxes	5,735	6,055
Regulatory Assets—Post-Retirement Medical and Pension Benefits	1,366	1,379
Deferred Fuel and Purchased Energy Costs	13,364	18,833
Unamortized Premium on Early Retirement of Debt	322	478
Deferred Regulatory Costs	1,790	2,527

Total Regulatory Assets	31,011	38,797

Other Assets:
Unamortized Debt Issuance Costs	74	121
Restricted Investments (at cost, which approximates market)	203	5
Miscellaneous Assets	1,362	1,506

Total Other Assets	1,639	1,632

Total Assets	$116,130	$123,247

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Capitalization and Liabilities (Unaudited)
(In thousands of dollars)

	September 30,	December 31,
	2010	2009
Capitalization (see accompanying statement):
Shareholders’ Equity	$44,876	$46,708
Long-Term Debt	22,790	23,645

Total Capitalization	67,666	70,353

Current Liabilities:
Long-Term Debt Due Within One Year	1,140	1,140
Notes Payable to Banks	1,400	4,800
Accounts Payable	4,463	3,627
Accounts Payable—Associated Companies	29	31
Accrued Employee Benefits	1,040	1,198
Customer Deposits	410	310
Taxes Accrued	410	113
Interest Accrued	91	83
Dividends Payable	84	84
Unearned Revenue	54	37

Total Current Liabilities	9,121	11,423

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	5,764	5,701
Fair Value of Interest Rate Hedge	5,168	3,178
Uncollected Maine Yankee Decommissioning Costs	2,038	2,296
Other Regulatory Liabilities	342	1,005
Deferred Income Taxes	18,270	20,719
Accrued Postretirement Benefits and Pension Costs	5,078	6,137
Investment Tax Credits	12	22
Miscellaneous Liabilities	2,671	2,413

Total Deferred Credits and Other Liabilities	39,343	41,471

Commitments, Contingencies, and Regulatory Matters (Note 8)

Total Capitalization and Liabilities	$116,130	$123,247

See Notes to Unaudited Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES
Statement of Consolidated Shareholders’ Equity (Unaudited)
(in thousands of dollars, except share and per share data)

	Common Shares
	Shares Issued and Outstanding	Par Value Issued ($7/Share)	Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total
Balance, December 31, 2009	1,681,924	$11,773	$1,827	$34,995	$(1,887)	$46,708

Common Stock Issued	2,025	14	69			83

Net Loss				(474)		(474)

Other Comprehensive Income (Loss):
Unrealized Gain on Investments Available for Sale, Net of Tax Provision of $4					6	6
Changes in Value of Foreign Exchange Translation Loss					(1)	(1)
Change in Fair Value of Interest Rate Hedge, Net of Tax Provision of $796					(1,194)	(1,194)

Total Other Comprehensive Loss						(1,189)

Total Comprehensive Loss						(1,663)

Dividends Paid ($0.15 per share)				(252)		(252)

Balance, September 30, 2010	1,683,949	$11,787	$1,896	$34,269	$(3,076)	$44,876

MAM had five million shares of $7 per share common stock authorized, with 1,683,949 and 1,681,924 shares issued and outstanding as of September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, and December 31, 2009, MAM had 500,000 shares of $0.01 per share preferred stock authorized, with none issued or outstanding.

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

In the opinion of management, the accompanying unaudited consolidated balance sheets and related interim unaudited consolidated statements of operations, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  These adjustments consist only of normal recurring items, except for the reclassification of transaction costs.

In the Order approving the stipulations under Maine Public Utilities Commission (“MPUC”) Docket 2010-89, the Request for Approval of Reorganization, all transaction costs associated with BHE Holdings Inc.’s acquisition of MAM were disallowed from recovery in MPS rates.  Therefore, MPS reclassified $1.26 million of merger transaction related costs from “Regulated Operation and Maintenance” expense to “Unrecoverable Merger Costs” on the Statement of Consolidated Operations for the nine months ended September 30, 2010, and presented the $71,000 of MPS merger costs for the three months ended September 30, 2010, also in that line. For the three and nine months ended September 30, 2010, MAM USG was allocated approximately $6,000 and $51,000, respectively, reported in "Other Unregulated Operation and Maintenance" expense on the Statement of Consolidated Operations.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of such estimates and assumptions include assumptions around recovery of regulatory assets and liabilities, the estimate of unbilled utility revenue, assumptions for the Company’s postretirement medical and pension plans, estimate of the allowance for doubtful accounts, estimate of asset retirement obligations, the estimated fair value of the interest rate hedge, and estimated Maine Yankee decommissioning costs.  Actual results and outcomes may differ from management’s estimates and assumptions.

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

The merger was approved by MAM shareholders at its Annual Meeting on July 22, 2010, as reported in the Company’s current report on Form 8-K filed with the SEC on July 23, 2010.  The merger was also approved by the MPUC in their Order Approving Stipulation under Docket 2010-89 on October 14, 2010.  In addition to shareholder and MPUC approval, the Merger Agreement is subject to a number of other conditions that must be fulfilled in order to obligate the parties to close the merger. Those conditions include: regulatory approval of the merger by the Federal Energy Regulatory Commission (“FERC”), the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements.  There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.  In addition, the Merger Agreement can be terminated in accordance with its terms.

The Company and its directors received two complaints from certain shareholders, both seeking class action certification and alleging in substance breach of fiduciary duty in connection with the board’s approval of the Merger Agreement.  The settlement of the state claim was approved in an Order and Final Judgment issued by the State of Maine Superior Court on September 23, 2010.  The federal complaint was dismissed on October 13, 2010.  Refer to Note 8 of these financial statements, Commitments, Contingencies and Regulatory Matters, for more information regarding these complaints.

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

(In thousands of dollars)	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2010	2009	2010	2009
Current income taxes
Federal	$(346)	$169	$944	$1,856
State	150	86	402	636
Foreign	-	-	(3)	(1)

Total current income taxes	(196)	255	1,343	2,491

Deferred income taxes
Federal	1	(690)	(1,408)	(2,044)
State	-	(122)	(248)	(361)

Total deferred income taxes	1	(812)	(1,656)	(2,405)

Investment credits, net	(3)	(5)	(10)	(13)
Total income taxes	$(198)	$(562)	$(323)	$73

Allocated to:
Operating income
- Regulated	$(117)	$(467)	$470	$278
- Unregulated	(55)	(91)	(264)	(198)

Total Operating	(172)	(558)	206	80
Other income	(26)	(4)	(529)	(7)
Total	$(198)	$(562)	$(323)	$73

    For the nine months ended September 30, 2010, and 2009, the effective income tax rates were 40.5% and 38.4%, respectively.  The principal reasons for the effective tax rate differing from the US federal income tax rate are the earnings from investments, an Empowerment Zone tax credit, and disallowed meals and lobbying expenses.

    The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in the first nine months of 2010 or 2009.

The taxpayer must conclude that a tax position must be more likely than not to be sustained by the Internal Revenue Service upon examination in order for the position to be recognized in the financial statements.  There were no adjustments required to the reported tax benefits at September 30, 2010 or December 31, 2009, due to Management’s assessment of the likelihood that the Company’s tax positions will meet that standard.  Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months.

Interest on income taxes, if any, is presented within interest expense.  Penalties associated with income taxes, if any, are presented within Other Income (Deductions).  As of September 30, 2010 and December 31, 2009, the Company has accrued no interest or penalties related to uncertain tax positions.

The statutes of limitations for audits by Federal, Maine, New Hampshire, Massachusetts and Canadian tax authorities have expired for all tax years ending December 31, 2006, or earlier.

Management of the Company has evaluated the positive and negative evidence bearing upon the likelihood of the Company realizing its deferred tax assets.  For the quarter ended September 30, 2010 and the year ended December 31, 2009, Management determined a valuation allowance was needed on the earnings on investments.  Certain distributions from MPS’s investment in Maine Yankee have been treated for tax as dividend income, resulting in deferred tax assets of $390,000 at September 30, 2010, and $392,000 at December 31, 2009.  As this may become a capital loss for tax purposes, the Company cannot be assured capital gains will exist to allow for the use of this loss, and a full valuation allowance has been provided.  Management assessed the remaining deferred tax assets at September 30, 2010, and December 31, 2009, which consisted principally of pension and post-retirement benefits, accumulated other comprehensive income associated with the interest rate hedge and deferred directors’ compensation, and determined no valuation allowance is required.

The Company files consolidated federal, State of Maine and New Hampshire income tax returns.  The results of operations of each segment are calculated as though each were a stand-alone entity, with the related current and deferred income taxes booked in that segment.  MAM USG has recorded a receivable from MAM of $234,000 at September 30, 2010 and $171,000 at December 31, 2009, for current income taxes.  MPS recorded a $1.03 million payable to MAM at September 30, 2010 for current income taxes.  MAM and MPS had no intercompany payables or receivables related to current income taxes at December 31, 2009.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences as of September 30, 2010, and December 31, 2009:

(In thousands of dollars)
	September 30, 2010	December 31, 2009
Seabrook	$3,437	$3,897
Property	13,635	12,539
Flexible pricing revenue	(122)	(191)
Deferred fuel	5,331	7,513
Pension and post-retirement benefits	(2,011)	(2,330)
Other Comprehensive Income	(2,025)	(1,233)
Deferred Directors' Compensation	(729)	(546)
Other	754	1,070

Net Accumulated Deferred Income Tax Liability	$18,270	$20,719

3.    SEGMENT INFORMATION

The Company is organized based on products and services.  Management monitors the operations of the Company in the following operating segments:

•	Regulated electric utility: MPS and its inactive wholly-owned Canadian subsidiary, Me&NB;

•	Unregulated utility services: MAM USG; and

•	Other: Corporate costs directly associated with the unregulated subsidiaries, other costs not allocated to the regulated utility and inter-company eliminations.

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

	(In thousands of dollars)
	Three Months Ended September 30, 2010
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,887	$-	$(17)	$7,870
Unregulated Utility Operating Revenues	-	38	-	38

Total Operating Revenues	7,887	38	(17)	7,908

Operating Expenses
Regulated Operation & Maintenance	4,029	-	-	4,029
Unregulated Operation & Maintenance	-	155	(19)	136
Depreciation	788	5	(6)	787
Amortization of Stranded Costs	2,583	-	-	2,583
Amortization	60	-	-	60
Taxes Other than Income	479	-	(1)	478
Income Taxes	(117)	(57)	2	(172)

Total Operating Expenses	7,822	103	(24)	7,901

Operating Income (Loss)	65	(65)	7	7
Other Income (Deductions)
Equity in Income of Associated Companies	24	-	-	24
Other Deductions	(81)	-	(1)	(82)

Total Other Deductions	(57)	-	(1)	(58)

Income (Loss) Before Interest Charges	8	(65)	6	(51)

Interest Charges	229	4	1	234

Net (Loss) Income	$(221)	$(69)	$5	$(285)

	(In thousands of dollars)
	Three Months Ended September 30, 2009
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$7,293	$-	$(20)	$7,273
Unregulated Utility Operating Revenues	-	29	-	29

Total Operating Revenues	7,293	29	(20)	7,302

Operating Expenses
Regulated Operation & Maintenance	4,371	-	-	4,371
Unregulated Operation & Maintenance	-	143	84	227
Depreciation	807	3	1	811
Amortization of Stranded Costs	2,700	-	-	2,700
Amortization	42	-	-	42
Taxes Other than Income	441	-	-	441
Income Taxes	(467)	(48)	(43)	(558)

Total Operating Expenses	7,894	98	42	8,034

Operating Loss	(601)	(69)	(62)	(732)
Other Income (Deductions)
Equity in Income of Associated Companies	37	-	-	37
Other Deductions	(5)	-	(2)	(7)

Total Other Income (Deductions)	32	-	(2)	30

Loss Before Interest Charges	(569)	(69)	(64)	(702)

Interest Charges	165	4	6	175

Net Loss	$(734)	$(73)	$(70)	$(877)

	(In thousands of dollars)
	Nine Months Ended September 30, 2010
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$25,248	$-	$(48)	$25,200
Unregulated Utility Operating Revenues	-	72	-	72

Total Operating Revenues	25,248	72	(48)	25,272

Operating Expenses
Regulated Operation & Maintenance	11,874	-	-	11,874
Unregulated Operation & Maintenance	-	480	175	655
Depreciation	2,269	12	(6)	2,275
Amortization of Stranded Costs	7,750	-	-	7,750
Amortization	195	-	-	195
Taxes Other than Income	1,447	-	-	1,447
Income Taxes	470	(179)	(85)	206

Total Operating Expenses	24,005	313	84	24,402

Operating Income (Loss)	1,243	(241)	(132)	870
Other Income (Deductions)
Equity in Income of Associated Companies	119	-	-	119
Other Deductions	(840)	-	(1)	(841)

Total Other Deductions	(721)	-	(1)	(722)

Income (Loss) Before Interest Charges	522	(241)	(133)	148

Interest Charges	609	13	-	622

Net Loss	$(87)	$(254)	$(133)	$(474)

Total Assets	$114,739	$356	$1,035	$116,130

	(In thousands of dollars)
	Nine Months Ended September 30, 2009
	Regulated	Unregulated
	Electric Utility	Utility Services	Other	Total
Revenues from External Customers
Regulated Operating Revenues	$24,773	$-	$(68)	$24,705
Unregulated Utility Operating Revenues	-	577	-	577

Total Operating Revenues	24,773	577	(68)	25,282

Operating Expenses
Regulated Operation & Maintenance	11,925	-	-	11,925
Unregulated Operation & Maintenance	-	789	180	969
Depreciation	2,201	9	1	2,211
Amortization of Stranded Costs	8,101	-	-	8,101
Amortization	114	-	-	114
Taxes Other than Income	1,364	-	-	1,364
Income Taxes	278	(91)	(107)	80

Total Operating Expenses	23,983	707	74	24,764

Operating Income (Loss)	790	(130)	(142)	518
Other Income (Deductions)
Equity in Income of Associated Companies	98	-	-	98
Other Deductions	(51)	-	(2)	(53)

Total Other Income (Deductions)	47	-	(2)	45

Income (Loss) Before Interest Charges	837	(130)	(144)	563

Interest Charges	411	7	27	445

Net Income (Loss)	$426	$(137)	$(171)	$118

Total Assets	$125,347	$835	$360	$126,542

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

No dividends were paid by Maine Yankee in the first nine months of 2010 or 2009.  MPS received dividends of $831,000 from MEPCO in the first nine months of 2010 and $5,000 in the first nine months of 2009.

On September 9, 2010, judgment was entered on the decision reached in the appeal of the Maine Yankee Department of Energy Spent Fuel litigation.  This decision increased the 2006 award to Maine Yankee for the delay in disposal of spent nuclear fuel and other high-level waste by approximately $5.9 million.  The parties have sixty days to file appeals to this decision, and the ultimate outcome of this proceeding remains uncertain.  Because of this uncertainty, the original judgment and this judgment on the appeal have not been reflected in the Maine Yankee financial statements.  The judgments do not impact the income or investment of MPS in Maine Yankee; however, if all other assumptions regarding spent fuel storage and disposal prove correct, MPS’s share of these obligations would be reduced by its 5% share of the award.

5.    DILUTED EARNINGS PER SHARE

The dilutive earnings per share impact of outstanding stock options was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (Loss) Income (in thousands)	$(285)	$(877)	$(474)	$118
Shares Used in Computation of Earnings
Weighted-Average Common Shares Outstanding in Computation of Basic (Loss) Earnings per Share	1,683,949	1,681,249	1,683,274	1,680,507
Dilutive Effect of Common Stock Options	-	-	-	730
Shares Used in Computation of (Loss) Earnings per Common Share Assuming Dilution	1,683,949	1,681,249	1,683,274	1,681,237

Net (Loss) Income per Share (Basic)	$(0.17)	$(0.52)	$(0.28)	$0.07
Net (Loss) Income per Share (Diluted)	$(0.17)	$(0.52)	$(0.28)	$0.07

    Due to the losses incurred in the third quarters of 2010 and 2009, and for the nine months ended September 30, 2010, the stock options were anti-dilutive for those periods.  There were 1,254 and 564 potentially dilutive shares in the third quarters of 2010 and 2009, respectively, and 1,042 potentially dilutives shares in the nine months ended September 30, 2010.

6.  DIRECTORS’ COMPENSATION

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

During the third quarter of 2010, the equivalent of 456 shares was deferred, for a total of 1,596 shares year-to-date.  Through September 30, 2010, the equivalent of 39,518 shares have been deferred.  The share price on that date was $44.90, resulting in a $1.77 million unfunded liability at September 30, 2010, recorded on the Consolidated Balance Sheet under “Miscellaneous Liabilities.”  The change in the value of the phantom shares resulted in approximately $73,000 and $69,000 of expense for the three months ended September 30, 2010 and 2009, respectively, and approximately $455,000 and $(13,000) of expense for the nine months ended September 30, 2010 and 2009, respectively.  The plan allows for a lump sum distribution or a monthly payment over ten years after termination of services by the director.  All directors currently participating in this deferral plan have elected the ten-year payment option.

The second deferral option allows directors to postpone payment of their fees in cash and earn interest on the deferred amounts at a rate adjusted quarterly to the five-year Treasury Note rate.  The unfunded obligation under this deferral program is $31,000 at September 30, 2010, and is also recorded under “Miscellaneous Liabilities” on the Consolidated Balance Sheet.

The compensation program for the MAM Board of Directors also includes a quarterly stock grant.  During the first nine months of 2009 and 2010, 675 shares were granted each quarter.  The shares had a fair market value of $83,000 in the first nine months of 2010.

7.    BENEFIT PROGRAMS

The Company provides certain pension, post-retirement and welfare benefit programs to its employees. Benefit programs are an integral part of the Company’s commitment to hiring and retaining employees, providing market-based compensation that rewards individual and corporate performance. The Company offers welfare benefit plans to all employees, consisting of health care, life insurance, long-term disability, and accidental disability insurance. The Company also offers a retirement savings program to most employees in the form of a 401(k) plan. This plan allows voluntary contributions by the employee and may contain a contribution by the Company.  The Company contributed approximately $34,000 and $106,000 of 401(k) match during the three and nine months ended September 30, 2010, respectively, and $31,000 and $105,000 during the three and nine months ended September 30, 2009, respectively.

U. S. Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan covering MPS and certain former MAM employees.  No employees of other unregulated businesses are eligible for this benefit plan. Benefits under the plan are based on employees’ years of service and compensation prior to retirement.

On December 31, 2006, future salary and service accruals for current participants in the plan ceased, and any new employees hired on or after January 1, 2006, are not eligible for the pension plan.  The Company agreed to additional employer contributions to the Retirement Savings Plan to compensate employees in part or in full, depending on their number of years of service, for this lost benefit.  This additional contribution ranges from 5% to 25% of each eligible employee’s gross base pay, and is immediately fully vested.  This contribution was $558,000 and $560,000 in the first nine months of 2010 and 2009, respectively.

The Company contributed $200,000 for the 2009 pension plan year in the first quarter of 2010, and does not anticipate any additional contributions for the 2009 plan year.  The Company contributed $250,000 for the 2010 plan year in April, July and October, and expects to contribute approximately $250,000 in the first quarter of 2011 for the 2010 plan year.

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost	$266	$271	$799	$813
Expected return on plan assets	(295)	(292)	$(885)	(876)
Recognized net actuarial loss	65	36	$194	108

Net periodic benefit cost	$36	$15	$108	$45

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

The following table sets forth the plan’s net periodic benefit cost:

(In thousands of dollars)	Health Care Benefits		Health Care Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$17	$49	$50	$147
Interest cost	41	139	124	417
Expected return on plan assets	(45)	(38)	(134)	(114)
Amortization of transition obligation	-	18	-	54
Amortization of prior service cost	(179)	(15)	(538)	(45)
Recognized net actuarial loss	64	50	191	150

Net periodic benefit cost	$(102)	$203	$(307)	$609

8.    COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holdings Inc.’s proposed acquisition of all outstanding shares of MAM.  The MPUC approved the Reorganization in deliberations held on September 28, 2010 and issued its Order on October 14, 2010.

BHE Holdings Inc. and MAM also filed their joint application for approval from FERC of the acquisition pursuant to Section 203 of the Federal Power Act.  This application was filed on May 11, 2010.  On September 15, 2010, BHE Holdings Inc. and MAM entered into a Settlement Agreement with certain northern Maine customers and the Office of Maine Public Advocate, and requested that FERC accept the Settlement Agreement in connection with its approval of the Reorganization.  On October 5, 2010, the Northern Maine Independent System Administrator filed comments in opposition to the Settlement Agreement, to which MAM and BHE jointly filed a Request for Leave to Reply and Joint Reply Comments.  The actual duration of the proceeding and the outcome cannot be predicted at this time.

On April 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  No action resulted from this filing, and the waiting period has expired.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”),  was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action attempted to enjoin the proposed sale, but did not seek financial penalties from the Company.  Plaintiffs in the State Action filed an amended complaint on April 22, 2010, and transferred the State Action to the Maine Business and Consumer Court in Sagadahoc County (the “State Court”).

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010, in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserted nearly identical claims and was based on generally the same allegations as the State Action.

The Company and the plaintiffs have settled these claims through a settlement agreement which was approved on September 23, 2010, by the State Court.  The Federal Action was dismissed on October 13, 2010.  In connection with its defense and settlement of these actions, the Company will meet the $500,000 deductible under its directors’ and officers’ liability insurance policy through a combination of legal expenses and the settlement payment, and apart from this amount, no liability or additional expenses are expected as a result of these complaints.

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

The modified change in control agreements provide for payment of two times the executive’s salary and benefits in the event of a change in control and termination of the executive’s employment under certain conditions.  The estimated obligation for compensation and the value of benefits, should the pending merger close and all executives are terminated, is up to approximately $1.83 million.

Based on results for the year-to-date compared to targets, $46,000 has been accrued for the short-term incentive accrual, reported in the Consolidated Balance Sheets under “Accrued Employee Benefits.”  Neither the long-term incentive awards nor the change in control agreements have been accrued in these financial statements since the liability recognition criteria have not been met.

The Merger Agreement contained a provision requiring Management to attempt to terminate the 3,932 outstanding stock options as part of the closing of the transaction.  On July 10, 2010, the holder of the options agreed to cancel the options in exchange for the right to receive a cash payment if the deal closes of approximately $58,000, the difference between the $45 per share acquisition price and the exercise prices of the options.

Federal Energy Regulatory Commission 2010 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2010, MPS filed its updated rates under the 2010 OATT formula for both wholesale and retail customers.  The revenue increases were approximately $1.11 million or 63.3% for wholesale customers, effective June 1, 2010, and $1.15 million or 63.3% for retail customers, effective July 1, 2010.  Higher transmission costs and reductions in transmission wheeling revenue rates in 2008 and 2009 were the cause of the rate increase.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  The potential settlement negotiations for the 2010 rates are under way; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Originally, Algonquin proposed to construct a new transmission line on the so-called Bridal Path, a transmission corridor owned by MPS, which is the location where MPS and Central Maine Power (“CMP”) plan to construct the Maine Power Connection.  On August 3, 2010, Algonquin revised its MPUC filing by proposing instead to acquire rights to build a transmission line along an existing nearby corridor.  On September 22, 2010 Algonquin filed a request to suspend activity in this Docket for 120 days. The MPUC issued an Order granting that request on October 1, 2010.

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

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seek the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of September 30, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement with Wheelabrator-Sherman in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2006.  Total stranded costs included as regulatory assets under the caption “Deferred Fuel and Purchased Energy Costs” in the Consolidated Balance Sheet related to this contract are $13.4 million and $18.8 million at September 30, 2010, and December 31, 2009, respectively.

Poly Chlorinated Bi-Phenol Transformers

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has a program to eliminate transformers on its system that do not meet the State environmental guidelines. The Company is in the process of inspecting almost 13,000 distribution transformers over a ten-year period. MPS is currently in its ninth year of this ten-year program. Approximately 35% of the transformers inspected require “in service” PCB oil sampling.  In addition, transformers that pass the inspection criteria will be refitted with new lightning arrestors and animal guards, where necessary. The current total estimated cost of the project is $3.03 million; as of September 30, 2010, all but approximately $21,000 had been spent.  The remaining cost of the project has been accrued on the Consolidated Balance Sheet as “Accrued Removal Obligations.”

Financial Information System Hosting Agreement

The Company has a Financial Information System hosting agreement with OneNeck IT Services to host and provide technical and functional support for its integrated Oracle Financial Information System.  The base hosting fees are $537,500 per year through 2013.

Off-Balance Sheet Arrangements

The Company has several operating leases for office and field equipment, vehicles and office space.  The following summarizes payments made in the first nine months of 2010 and 2009 for leases for a period in excess of one year:

	Nine Months Ended September 30,
(In thousands of dollars)	2010	2009
Equipment	$27	$28
Rights of Way	26	29
Total	$53	$57

    The future minimum lease payments have not changed materially from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

9.    CAPITAL LEASES

MPS financed certain of its 2006 and 2007 vehicle and computer equipment purchases through capital leases, totaling $820,000.  The remaining liability as of September 30, 2010, for these capital lease arrangements is approximately $154,000, and is recorded within “Miscellaneous Liabilities” on the Consolidated Balance Sheet.  Future minimum lease payments have not changed from the amounts reported as of December 31, 2009.  Please refer to MAM’s 2009 Form 10-K for these future lease payments.

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

This valuation methodology is consistent with the process used to value the swaps at September 30, 2010, and December 31, 2009.  The only change in assumptions are the reduction in the remaining term of the swaps for the passage of time and the changes to the assumed variable rates and discount rates based on current market conditions.

At September 30, 2010, and December 31, 2009, the fair value of these qualified cash flow hedges was a $5.17 million and $3.18 million liability, respectively, reflected as “Fair Value of Interest Rate Hedges” in the accompanying Consolidated Balance Sheets.  For the nine months ended September 30, 2010, the difference between the fixed rates and the underlying variable rates on the issues of approximately $714,000 was charged to interest expense, along with the interest expense incurred on the corresponding debt issues.

In tabular form by swap, the notional amounts and estimated fair values of the Company’s interest rate derivative contracts as of September 30, 2010 and December 31, 2009, are (in thousands):

		September 30, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges
Interest rate swaps on 1996 Series Notes	Other Liabilities	13,600	(2,921)	13,600	(1,822)
Interest rate swaps on 2000 Series Notes	Other Liabilities	9,000	(2,247)	9,000	(1,356)

The weighted-average rates paid and received for interest rate swaps outstanding during the first nine months of 2010 were:

	Weighted-Average
	Interest Received (Variable Rate on Debt)	Interest Paid (Fixed Rate on Swaps)
Interest rate swaps:
Interest rate swaps on 1996 Series Notes	0.48%	4.42%
Interest rate swaps on 2000 Series Notes	0.45%	4.53%

The following table presents information about the effect of the Company’s derivative instruments on Accumulated Other Comprehensive Income (“OCI”) and the Consolidated Statements of Operations:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified from Accumulated OCI
	For Nine Months Ended September 30,		For Nine Months Ended September 30,		Location of Gain (Loss) on Consolidated Statements of
	2010	2009	2010	2009	Operations
Interest Rate Swaps	(1,194)	626	(714)	(685)	Long-term Debt and Notes Payable Interest Charges

Net losses in Accumulated OCI at September 30, 2010, will reverse into earnings as payments are made for the difference between the fixed and variable interest rates.  The timing of this reversal is dependent on the variable interest rates going forward.

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

Specifically, the loss in fair value on the interest rate swaps from December 31, 2009 to September 30, 2010, of $1.99 million, less the deferred tax of $796,000, has been recorded as Other Comprehensive Income, affecting common shareholder’s equity.  The decrease in the liability during 2010 is due to changes in the long-term interest rate forecasts and the passage of nine months of the term of the instruments.

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

Shareholder approval of our merger was received and documented at our annual Shareholders’ meeting on July 22, 2010, and the results were communicated to the market on Form 8-K on July 23, 2010.  This was a major milestone towards completion of the merger.

In addition to the positive vote from our Shareholders, consummation of the merger is subject to other customary closing conditions, including the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any material adverse changes.  Requests for the necessary approvals were made in April 2010, with the MPUC and the FERC.  Please see Part II., Item I. Legal Proceedings, for more information on the status of these filings. The MPUC approved the Reorganization in its deliberations on September 28, 2010, and issued the approval Order on October 14, 2010. While Management believes the FERC approval will also be successfully obtained, it cannot predict the final outcome with certainty.

Until closing, which we continue to believe will occur before year end, we and our subsidiaries will continue to operate in the ordinary course pursuant to the customary covenants included in the Merger Agreement.  For additional detailed information related to the merger, please refer to the disclosures describing the proposed merger on Forms 8-K on March 12, 2010 and in Form 10-K for 2009.  In addition, the proxy statement for our annual meeting included a comprehensive discussion of the process leading up to the signing of the proposed merger and the board’s recommendation to vote for its approval.

As noted in our first and second quarter Forms 10-Q, the Company and our directors received two complaints on behalf of our shareholders, both seeking class action certification and alleging in substance breach of fiduciary duty in connection with the board’s approval of the Merger Agreement. A settlement stipulation was signed and submitted to the court as described in our Form 8-K filed on August 11, 2010.  The state Superior Court approved the settlement stipulation on September 23, 2010.  The federal complaint was dismissed on October 13, 2010.  See Part II, Item 1, Legal Proceedings for additional details.

Accounting Policies

Critical accounting policies are disclosed in the Company’s 2009 Annual Report on Form 10-K.

Results of Operations and Executive Overview

Net (Loss) Income and Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2010	2009	2010	2009
(Loss) Income from Continuing Operations
Regulated Electric Utility	$(221)	$(734)	$(87)	$426
Unregulated Utility Services	(69)	(73)	(254)	(137)
Other*	5	(70)	(133)	(171)
Net (Loss) Income	$(285)	$(877)	$(474)	$118

Basic (Loss) Income Per Share	$(0.17)	$(0.52)	$(0.28)	$0.07

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

         The consolidated net loss of the Company for the third quarter of 2010 was $285,000, a $592,000 improvement from the third quarter of 2009 loss of $877,000.  The year to date loss for 2010 is $474,000, compared with net income of $118,000 for the comparable period in 2009.

The improvement in quarterly performance year over year is attributable to performance at MPS.  Operating revenue at MPS rebounded in the third quarter of 2010, up $594,000 on a combination of a higher volume of billed revenue and an increase in other operating revenue, primarily due to the increase in transmission wheeling rates.  The improvement in revenue contributed approximately $358,000 of additional net income compared to 2009.  Also, benefits expense at MPS is down approximately $309,000, or $185,000 after tax.  The majority of this decrease is due to the reduction in postretirement medical expense from the change to a different health insurance plan effective January 1, 2010.

MPS continues to work with Central Maine Power Company on the Maine Power Connection Project.  The parties continue to study the Elective Transmission Upgrade described in the Company’s 2009 Form 10-K.  This line is currently estimated to be approximately 40 miles long and to cost approximately $80 to $130 million.  This would result in an investment of approximately $40 to $65 million by MPS.  The parties have entered into a System Impact Study Agreement with ISO New England, and the parties will consider filing a new application with the MPUC for a Certificate of Public Convenience and Necessity after the study has been completed.

Regulated Operations

Regulated operations include MPS and Me&NB, the Company’s regulated subsidiary and its inactive unregulated Canadian subsidiary:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (Loss) Income — Regulated Electric Utility (In thousands)	$(221)	$(734)	$(87)	$426
(Loss) Earnings Per Share from Regulated Electric Utilities	$(0.13)	$(0.44)	$(0.05)	$0.25

Regulated Operating Revenues

Consolidated revenues (in thousands of dollars) and Megawatt Hours (“MWH”) for the three and nine months ended September 30, 2010, and 2009, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	MWH	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$3,655	43,584	$3,501	41,838	$11,223	133,421	$11,399	136,010
Large Commercial	738	33,597	664	29,857	2,557	99,751	2,174	92,016
Medium Commercial	1,112	26,139	1,042	25,627	3,831	73,562	3,748	73,796
Small Commercial	1,371	21,169	1,292	20,069	5,111	66,586	5,099	66,535
Other Retail	228	855	228	855	684	2,563	683	2,561

Total Regulated Retail	7,104	125,344	6,727	118,246	23,406	375,883	23,103	370,918

Other Regulated Operating Revenue	783		566		1,842		1,670

Total Regulated Revenue	$7,887		$7,293		$25,248		$24,773

Regulated retail revenue improved for the third quarter of 2010, compared to the third quarter of 2009, due to warmer weather and large commercial customers, particularly in the wood and lumber industry, resuming or increasing their consumption.  All customer classes increased their volume, up 7,098 MWH or 6.0% for the three months ended September 30, 2010, compared to September 30, 2009, which increased revenue approximately $321,000.  The remaining $56,000 increase in billed retail revenue was due to an increase in average rates, partly due to the increase in retail transmission rates effective July 1, 2010.

Other regulated operating revenue is also up for the quarter, approximately $783,000 in 2010, compared to $566,000 in 2009, primarily due to the increase in transmission wheeling revenue.

For the nine months ended September 30, 2010, revenue is also up over prior year, approximately $303,000.  The largest increase is $383,000 in large commercial customer revenue, due to the increases in use by the wood and lumber customers.  Revenue for medium and small commercial customers also increased, approximately $95,000.  These increases were partly offset by a reduction in residential customer revenue of $176,000, due to 2,589 MWH less use through September 30, 2010, compared to the same period of 2009.

Other regulated operating revenue is up $172,000 for the nine months ended September 30, 2010, compared to September 30, 2009.  Similar to the quarter, the increase in transmission wheeling revenue is the largest increase.

For more information on the status of the most recent rate filings, see Part II, Item 1, “Legal Proceedings.”

MPS revenue is seasonal, with higher rates in place during the winter months.  The following table presents regulated revenues for the twelve months ended September 30, 2010 and 2009:

	Twelve Months Ended September 30,
	2010	2009
Total Regulated Revenues	35,613	35,278

Revenue for the twelve months ended September 30, 2010, is approximately $335,000 higher than revenue for the twelve months ended September 30, 2009, due to the improvement in revenue in both volume and rates in the third quarter of 2010.

Regulated Utility Expenses

For the three and nine month periods ended September 30, 2010, and 2009, regulated operation and maintenance expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010	2009
Regulated Operation and Maintenance
Labor	$1,386	$1,429	$4,083	$3,953
Benefits	209	518	788	1,362
Outside Services	651	641	1,714	1,334
Holding Company Management Costs	540	556	1,520	1,244
Insurance	180	160	496	433
Regulatory Expenses	310	283	914	867
Transportation	164	137	576	513
Maintenance	142	127	440	436
Rent	51	64	177	554
Other	396	456	1,166	1,229
Total Regulated Operation and Maintenance	$4,029	$4,371	$11,874	$11,925

Regulated operation and maintenance expense is down $342,000 from the third quarter of 2009 to the third quarter of 2010.  Benefits expense is down, approximately $309,000, due to the reduction in postretirement medical expense as a result of the change to a new health insurance plan January 1, 2010.  Other smaller changes account for the remaining decrease.

Operating expenses are flat for the year to date compared to prior year.  The $51,000 decrease is a combination of several increases and decreases, including:

▪	A reduction in benefits expense of $574,000, due to the reduction in postretirement medical expense;

▪	A $377,000 decrease in rent expense associated with the treatment of leased assets;

▪	A $380,000 increase in outside services, primarily additional tree trimming; and

▪	Holding company management costs increased $276,000, due to MPS’s $440,000 share of the deferred directors’ compensation expense, offset by reductions in other forms of common costs;

Other increases included labor, up $130,000 due to normal pay increases, and insurance expense, up $63,000 primarily due to the 2009 contingent health insurance premium.  Other smaller changes account for the remaining difference.

Stranded cost expenses of the regulated utility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2010	2009	2010	2009
Stranded Costs
Maine Yankee	$(47)	$70	$(143)	$209
Seabrook	384	384	1,153	1,153
Deferred Fuel	2,012	2,115	6,040	6,345
Sales Volume Reconciliation	278	-	834	-
Special Discounts Reconciliation	(53)	-	(227)	-
Generation Asset Transition Cost True-Up	20	-	59	-
Special Discounts	(11)	131	34	394
Total Stranded Costs	$2,583	$2,700	$7,750	$8,101

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

Unregulated Utility Services

Unregulated Utility Services is comprised of the operations of MAM USG.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$38	$29	$72	$577
Direct Expenses	39	17	54	371
Gross (Loss) Profit	(1)	12	18	206
Other Expenses	(95)	(100)	(338)	(337)
Common Corporate Costs and Facilities Charges	(30)	(33)	(113)	(97)
Income Tax Benefit	57	48	179	91
Net Loss — Unregulated Utility Services	$(69)	$(73)	$(254)	$(137)

Loss Per Share from Unregulated Utility Services	$(0.04)	$(0.04)	$(0.15)	$(0.08)

  MAM USG continued its business development efforts during the third quarter of 2010, earning $38,000 of revenue compared to $29,000 for the same period of the prior year.   The net loss for the quarter also improved from prior year and from early quarters in 2010, at $69,000, compared to $73,000 in the third quarter of 2009.  For the nine months through September 30, 2010, MAM USG incurred a net loss of approximately $254,000, compared to $137,000 for the same period of 2009.  One large job in the second quarter of 2009 plus additional costs for business development in 2010 accounted for the increased loss.

Other Continuing Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss) — Other Continuing Operations (in thousands)	$5	$(70)	$(133)	$(171)
Income (Loss) Per Share from Other Continuing Operations	$0.00	$(0.04)	$(0.08)	$(0.10)

Other continuing operations are the common costs of MAM that cannot be allocated to MPS or MAM USG, the corporate costs of MAM directly associated with the former unregulated businesses, and intercompany eliminations.

Interest Charges

Long-term debt and notes payable interest charges decreased approximately $19,000 from the third quarter of 2009 to the third quarter of 2010, and $86,000 for the year to date.  The decreases are due to both reductions in the debt outstanding as repayments have been made on both the $6.0 million term note and the MPS line of credit, and lower interest rates.

The stranded cost carrying charges were $196,000 in the third quarter of 2010, compared to $274,000 in the third quarter of 2009, a $78,000 decrease.  For the nine months ended September 30, the stranded cost carrying charges decreased $263,000 from $910,000 in 2009 to $647,000 in 2010.   These decreases are due to the reduction in stranded cost rate base as our stranded cost regulatory assets are recovered during the stranded cost free cash flow period.

Income Tax Expense / Benefit

Operating regulated income taxes decreased from a benefit of $467,000 in the third quarter of 2009 to $117,000 in the third quarter of 2010.  Similarly, the provision for operating regulated income taxes increased $192,000 from $278,000 in the first nine months of 2009 to $470,000 in the first nine months of 2010.  These increases are due to the improvement in MPS operating income described in the Regulated Operating Revenue and Operating Expense sections above.

The benefit of income taxes for the unregulated companies decreased from $91,000 in the third quarter of 2009 to $55,000 in the third quarter of 2010, due to improved performance at MAM USG and a reduction in expenses at the parent company, MAM.  For the year to date, the unregulated income tax benefit is up $66,000, from $198,000 in 2009 to $264,000 in 2010, due to the larger loss at MAM USG.

The benefit from other income taxes of $26,000 recognized in the third quarter of 2010 is $22,000 more than the $4,000 recognized in the third quarter of 2009 because of the deduction of non-operating merger transaction costs.  The reclassification of merger transaction costs to non-operating also resulted in an increase in the benefit of income taxes associated with other deductions (income) of $522,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Taxes Other Than Income

Taxes other than income are up approximately $37,000 for the quarter and $83,000 for the year-to-date, compared to the same periods of the prior year.  These consist primarily of property and payroll taxes.

Off-Balance Sheet Arrangements and Financial Information System Hosting Agreement

Please refer to Note 8 of the financial statements.

Liquidity and Capital Resources

Cash and cash equivalents increased $210,000 from $747,000 at December 31, 2009, to $957,000 at September 30, 2010, primarily due to the continued strong cash flows from the recovery of stranded costs.  Operating activities provided $9.93 million of cash flow in the first nine months of 2010, $5.75 million of which is due to the change in deferred regulatory and debt issuance costs, and $833,000 attributable to the amortization of Seabrook.  In the same period of 2009, $8.66 million of operating cash flows were generated, with $6.19 million from deferred regulatory and debt issuance costs, and $833,000 from Seabrook.

Cash flow used for financing activities included repayment of $4.39 million of debt and capital lease obligations in the first nine months of 2010.  In the first nine months of 2009, $3.20 million of debt and capital lease obligations were repaid.  Dividends of $252,000 were paid in the first nine months of both 2010 and 2009.

Investing activities used $5.09 million in the first nine months of 2010, compared to $5.9 million in the first nine months of 2009.  Investments in fixed assets are up, $5.72 million in 2010 compared to $5.03 million in 2009.  However, restricted investments used $716,000 less cash in 2010 than 2009, and a $824,000 special dividend was received from MEPCO in July 2010.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of distribution rates and 50% for stranded cost rates.   Also, in the order approving the reorganization of MPS and the formation of MAM, the parties stipulated to several restrictions on the capital structure of MPS and MPS’s ability to make dividend payments to MAM.  As of September 30, 2010, MPS is in compliance with these conditions.

Under the terms of their short- and long-term financing arrangements, MAM, MAM USG and MPS agreed to certain financial and other covenants, such as debt service coverage and earnings before interest and taxes ratios. In the event of a default, the various lenders could require immediate repayment of the debt. A default could also trigger increases in interest rates, difficulty obtaining other sources of financings and cross-default provisions within the debt agreements.  MPS, MAM and MAM USG are in compliance with all debt covenants as of September 30, 2010.  On May 10, 2010, the covenants for the MAM and MAM USG two-year working capital agreement were retroactively amended to exclude costs associated with the proposed merger with BHE Holdings, Inc.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Requests for Approval of Reorganization

Bangor Hydro Electric Company, MPS, MEPCO and Chester SVC Partnership filed a Request for Approval of Reorganization with the MPUC under Docket No. 2010-089 on March 18, 2010. This joint petition requested that the MPUC approve BHE Holdings Inc.’s proposed acquisition of all outstanding shares of MAM.  The MPUC approved the Reorganization in deliberations held on September 28, 2010 and issued its Order on October 14, 2010.

BHE Holdings Inc. and MAM also filed their joint application for approval from FERC of the acquisition pursuant to Section 203 of the Federal Power Act.  This application was filed on May 11, 2010.  On September 15, 2010, BHE Holdings Inc. and MAM entered into a Settlement Agreement with certain northern Maine customers and the Office of Maine Public Advocate, and requested that FERC accept the Settlement Agreement in connection with its approval of the Reorganization.  On October 5, 2010, the Northern Maine Independent System Administrator filed comments in opposition to the Settlement Agreement, to which MAM and BHE jointly filed a Request for Leave to Reply and Joint Reply Comments.  The actual duration of the proceeding and the outcome cannot be predicted at this time.

On April 23, 2010, MAM and Emera each respectively made a notice filing under the Hart-Scott-Rodino Act, the federal pre-merger notification program.  No action resulted from this filing, and the waiting period has expired.

Purported Class Action Complaints

On March 16, 2010, a purported class action lawsuit related to the proposed acquisition of MAM by BHE Holdings Inc. (the “Acquisition”), captioned Duplisea v. Maine & Maritimes Corporation, et al. (the “State Action”),  was filed in the Maine Superior Court, Aroostook County, against MAM and each of its directors individually, alleging breach of fiduciary duty in connection with the Acquisition.  The State Action attempted to enjoin the proposed sale, but did not seek financial penalties from the Company.  Plaintiffs in the State Action filed an amended complaint on April 22, 2010, and transferred the State Action to the Maine Business and Consumer Court in Sagadahoc County (the “State Court”).

A second purported class action lawsuit relating to the Acquisition, captioned Johnson-Gee v. Maine & Maritimes Corporation, et. al. (the “Federal Action”), was filed on April 16, 2010, in U.S. District Court in Maine, against MAM, each of its directors individually, BHE Holdings Inc., and BHE Holdings Sub One Inc.  The Federal Action asserted nearly identical claims and was based on generally the same allegations as the State Action.

The Company and the plaintiffs have settled these claims through a settlement agreement which was approved on September 23, 2010, by the State Court.  The Federal Action was dismissed on October 13, 2010.  In connection with its defense and settlement of these actions, the Company will meet the $500,000 deductible under its directors’ and officers’ liability insurance policy through a combination of legal expenses and the settlement payment, and apart from this amount, no liability or additional expenses are expected as a result of these complaints.

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

The modified change in control agreements provide for payment of two times the executive’s salary and benefits in the event of a change in control and termination of the executive’s employment under certain conditions.  The estimated obligation for compensation and the value of benefits, should the pending merger close and all executives are terminated, is up to approximately $1.83 million.

Based on results for the year-to-date compared to targets, $46,000 has been accrued for the short-term incentive accrual, reported in the Consolidated Balance Sheets under “Accrued Employee Benefits.”  Neither the long-term incentive awards nor the change in control agreements have been accrued in these financial statements.

The Merger Agreement contained a provision requiring Management to attempt to terminate the 3,932 outstanding stock options as part of the closing of the transaction.  On July 10, 2010, the holder of the options agreed to cancel the options in exchange for the right to receive a cash payment of approximately $58,000, the difference between the $45 per share acquisition price and the exercise prices of the options.

Federal Energy Regulatory Commission 2010 Open Access Transmission Tariff Formula Rate Filing

On June 15, 2010, MPS filed its updated rates under the 2010 OATT formula for both wholesale and retail customers.  The revenue increases were approximately $1.11 million or 63.3% for wholesale customers, effective June 1, 2010, and $1.15 million or 63.3% for retail customers, effective July 1, 2010.  Higher transmission costs and reductions in transmission wheeling revenue rates in 2008 and 2009 were the cause of the rate increase.  Under the OATT formula, the cost of transmission service and the return on transmission assets is reduced by the wheeling revenue charged during the year to determine the revenue requirement.  The potential settlement negotiations for the 2010 rates are under way; the final change in rates could differ from the initial filing.  MPS cannot determine the ultimate outcome at this time.

Algonquin Request for Certificate of Public Convenience and Necessity

On December 21, 2009, Algonquin Power Fund (America) Inc. (“Algonquin”) filed a Request for Certificate of Public Convenience and Necessity to Construct the Northern Maine Interconnect Project (the “NMI Project”) with the MPUC under Docket No. 2009-421.  Originally, Algonquin proposed to construct a new transmission line on the so-called Bridal Path, a transmission corridor owned by MPS, which is the location where MPS and Central Maine Power (“CMP”) plan to construct the Maine Power Connection.  On August 3, 2010, Algonquin revised its MPUC filing by proposing instead to acquire rights to build a transmission line along an existing nearby corridor.  On September 22, 2010 Algonquin filed a request to suspend activity in this Docket for 120 days. The MPUC issued an Order granting that request on October 1, 2010.

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

On November 19, 2009, under Docket No. EL08-77-001, FERC issued its Order Granting Motion to Lodge and Dismiss Rehearing Requests, effectively rescinding the incentive rate treatment and the abandoned plant approval, stating that the Project is no longer active.  MPS and CMP have requested reconsideration of this decision on several grounds, including the ongoing pursuit of the approvals needed for construction, and seek the recovery of abandoned plant should the project ultimately be cancelled.  MPS has deferred $862,000 under “Miscellaneous Assets” on its Consolidated Balance Sheets as of September 30, 2010.  Management continues to believe these costs are recoverable, through the construction of a line, as abandoned plant through the FERC Order and/or through our Open Access Transmission Tariff.

Item 1A.  Risk Factors

The following is an update to the Risk Factor included in Item 1A. of MAM’s 2010 March 31, 2010, Form 10-Q.  Other Risk Factors identified in Item 1A. of MAM’s 2009 Form 10-K and MAM’s March 31, 2010, Form 10-Q are incorporated herein by reference.

Proposed Merger

There can be no assurance that BHE Holdings Inc.’s acquisition of the Company will be completed.  Consummation of the proposed merger is subject to satisfaction of various closing conditions, including obtaining approval or consent from FERC. We cannot predict whether such authorization will be obtained on satisfactory terms or the timing of this required regulatory approval. If the merger is not completed and the Merger Agreement is terminated, the market price of our common stock may decline to the extent that the then-current market price of those shares reflects an assumption as to the completion of the merger. Under certain circumstances, we could be obligated to pay BHE Holdings Inc. a termination fee of approximately $2,000,000, plus expense reimbursement of up to $1,000,000.  While the merger is pending, we have agreed to operate our businesses in the ordinary course and certain significant business actions or changes from our ordinary course will require the consent of BHE Holdings Inc.

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

MPS adjusts its transmission rates annually; the most recent change was on July 1, 2010.  MPS and ratepayers have not reached agreement on these rates, nor has FERC granted final approval of the 2010 transmission rates.  The settlement process may result in an adjustment during 2010 or 2011.  Distribution and stranded cost rates have not changed during 2010.  However, a new two-year rate effective period for the stranded cost rates began on January 1, 2010.  Also, under the terms of the Stipulation and Order in MPUC Docket 2010-89, the petition for reorganization, MPS is prohibited from filing for an increase in distribution rates before January 1, 2012.

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

Date:  October 28, 2010

/s/ Randi J. Arthurs
-----------------------
Randi J. Arthurs
Vice President Accounting, Controller
  and Assistant Treasurer